Form 10-Q
period 1995-05-31
EXPLORATION CO
filed 1995-07-14
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




       For the Quarter ended                          Commission File No. 0-9120
           MAY 31, 1995


                            THE EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in its Charter)



             COLORADO                                        84-0793089
  (State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
   incorporation or organization)


   500 NORTH LOOP 1604 E., SUITE 250                           78232
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:   (210) 496-5300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days.

                                 Yes  X    No
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 8, 1995.


    Common Stock $0.01 par value                             5,250,971
         (Class of Stock)                                (Number of Shares)

                          Total number of pages is  14

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.


                            THE EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



ASSETS                                                                 MAY 31, 1995                  AUGUST 31, 1994
- - ------                                                                 ------------                  ---------------
CURRENT ASSETS
  Cash                                                                  $  103,581                      $  103,756
  Accounts receivable-net                                                  193,711                         166,252
  Inventory-principally raw materials                                      159,355                         121,871
  Prepaid expenses                                                           9,681                          71,729
                                                                        ----------                      ----------
          Total Current Assets                                             466,328                         463,608

PROPERTY & EQUIPMENT
  Mineral properties-net of impairment                                     747,844                         876,472
  Oil & gas properties-net of impairment                                 1,802,138                       1,448,934
  Transportation and other equipment                                       193,404                         160,199
  Equipment under capital leases                                            93,325                          86,510
  Fuel stations                                                            153,318                          95,106
                                                                        ----------                      ----------
                                                                         2,990,029                       2,667,221
  Less accumulated depreciation, depletion
    and amortization                                                      (321,751)                       (214,650)
                                                                        ----------                      ----------
                                                                         2,668,278                       2,452,571

OTHER ASSETS
  Marketable securities                                                    602,528                             -0-
  Investment - CNG International                                           100,000                             -0-
  Deferred contract charges-net                                            100,000                             -0-
  Option to acquire oil and gas properties                                 166,667                         200,000
  Deferred financing fees-net of amortization                              239,976                          36,809
  Other assets                                                              26,539                             -0-
                                                                        ----------                      ----------
                                                                         1,235,710                         236,809
                                                                        ----------                      ----------

          Total Assets                                                  $4,370,316                      $3,152,988
                                                                        ==========                      ==========





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY                                  MAY 31, 1995      AUGUST 31, 1994
- - ------------------------------------                                  ------------      ---------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $    476,618         $    528,918
  Due to joint interest partners                                            24,664              248,739
  Current portion of long-term debt                                         22,794               32,872
  Current portion of capital lease obligations                              16,000               13,740
                                                                      ------------         ------------
          Total Current Liabilities                                        540,076              824,269


LONG TERM LIABILITIES
  Long-term debt                                                         2,342,697              654,634
  Capital lease obligations                                                 54,744               60,964
                                                                      ------------         ------------
                                                                         2,397,441              715,598


STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized
    200,000,000 shares; issued and outstanding
    5,250,971 shares at May 31, 1995
    and 4,591,087 shares at August 31, 1994                                 52,510               45,912
  Additional paid-in capital                                            16,943,460           15,439,465
  Accumulated deficit                                                  (15,563,171)         (13,872,256)
                                                                      ------------         ------------
          Total Stockholders' Equity                                     1,432,799            1,613,121
                                                                      ------------         ------------


          Total Liabilities and Stockholders' Equity                  $  4,370,316         $  3,152,988
                                                                      ============         ============





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              THREE MONTHS               THREE MONTHS
                                                                 ENDING                     ENDING
                                                              MAY 31, 1995               MAY 31, 1994
                                                              ------------               ------------
REVENUES:
  Oil and gas sales                                            $   76,974                 $   74,322
  ExproFuels' sales                                               121,257                    255,210
  Other Income                                                     11,688                     21,082
                                                               ----------                 ----------
                                                                  209,919                    350,614
COSTS AND EXPENSES:
  Lease operating expenses                                          4,292                      3,092
  Production and taxes                                             12,619                      9,987
  Exploration expenses                                             86,630                     50,180
  Depreciation, depletion and amortization                        154,700                     26,402
  Impairment of mineral properties                                 42,877                        -0-
  ExproFuels' costs of sales                                      106,231                    191,812
  General and  administrative expenses                            381,336                    310,874
                                                               ----------                 ----------
                                                                  788,685                    592,347
                                                               ----------                 ----------
Income (Loss) From Operations                                    (578,766)                  (241,733)

OTHER INCOME (EXPENSE):
  Interest income                                                   3,427                        442
  Interest expense                                                (67,419)                    (8,587)
                                                               ----------                 ----------
Income (Loss) Before Extraordinary Item                          (642,758)                  (249,878)

Extraordinary Item-gain on cancellation of debt                       -0-                        -0-
                                                               ----------                 ----------

Net Income (Loss)                                              $ (642,758)                $ (249,878)
                                                               ==========                 ==========
AMOUNTS PER COMMON SHARE:
  Income (Loss) before extraordinary item                      $    (0.13)                $    (0.06)
  Extraordinary item                                           ----------                 ----------

Net Income (Loss)                                              $    (0.13)                $    (0.06)
                                                               ==========                 ==========





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 NINE MONTHS            NINE MONTHS
                                                                   ENDING                  ENDING
                                                                MAY 31, 1995            MAY 31, 1994
                                                                ------------            ------------
Revenues:
  Oil and gas sales                                             $   223,056             $   133,022
  ExproFuels' sales                                                 365,337                 516,192
  Other Income                                                       20,979                  29,672
                                                                -----------             -----------
                                                                    609,372                 678,886
COSTS AND EXPENSES:
  Lease operating expenses                                           16,908                  10,096
  Production and taxes                                               35,937                  16,741
  Exploration expenses                                              195,344                  55,491
  Depreciation, depletion and amortization                          248,600                  72,882
  Impairment of mineral properties                                  128,629                     -0-
  ExproFuels' costs of sales                                        322,757                 405,762
  General and  administrative expenses                            1,208,978                 875,785
                                                                -----------             -----------
                                                                  2,157,153               1,436,757
                                                                -----------             -----------
Income (Loss) From Operations                                    (1,547,781)               (757,871)

OTHER INCOME (EXPENSE):
  Interest income                                                     5,841                     441
  Interest expense                                                 (148,975)                (44,914)
                                                                -----------             -----------
Income (Loss) Before Extraordinary Item                          (1,690,915)               (802,344)

Extraordinary Item-gain on cancellation of debt                         -0-                 322,492
                                                                -----------             -----------

Net Income (Loss)                                               $(1,690,915)            $  (479,852)
                                                                ===========             ===========


AMOUNTS PER COMMON SHARE:
  Income (Loss) before extraordinary item                       $     (0.36)            $     (0.20)
  Extraordinary item                                                                           0.08
                                                                -----------             -----------

Net income (Loss)                                               $     (0.36)            $     (0.12)
                                                                ===========             ===========





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS             NINE MONTHS
                                                                   ENDING                  ENDING
                                                                MAY 31, 1995            MAY 31, 1994
                                                                ------------            ------------
OPERATING ACTIVITIES:
Net Income (Loss)                                               $(1,690,915)            $  (479,852)
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation, depletion and amortization                        248,600                  72,882
    Cancellation of debt                                                -0-                (322,492)
    Impairment of mineral properties                                128,628                     -0-
 Cash flows increased (decreased) from change
    in operating assets and liabilities:
    Accounts receivable                                             (27,459)               (165,793)
    Inventory                                                       (37,484)               (139,429)
    Prepaid expenses and other                                       62,048                 (12,443)
    Accounts payable and accrued expenses                           (52,300)                 16,998
    Due to joint interest partners                                 (224,075)                (54,981)
                                                                -----------             -----------
Net Cash Used in Operating Activities                            (1,592,957)             (1,085,110)

INVESTING ACTIVITIES:
  Investment in CNG International                                  (100,000)                    -0-
  Deferred contract charges                                        (200,000)                    -0-
  Development of oil and gas properties                            (158,171)               (138,018)
  Purchase of property & equipment                                  (98,232)               (121,330)
  Sale of oil and gas properties                                    254,749                     -0-
  Other assets                                                      (26,539)                    -0-
                                                                -----------             -----------
Net Cash Used in Investing  Activities                             (328,193)               (259,348)


FINANCING ACTIVITIES:
  Stock issuance-net                                                400,000               1,424,122
  Additional borrowing-net of financing fees                      1,567,614                 500,000
  Principal payments on long-term
    obligations                                                     (46,639)               (283,264)
                                                                -----------             -----------
Net Cash From Financing Activities                                1,920,975               1,640,858
                                                                -----------             -----------

Net Increase (Decrease) in Cash                                        (175)                296,400

Cash at Beginning of Period                                         103,756                  46,769
                                                                -----------             -----------

Cash at End of Period                                           $   103,581             $   343,169
                                                                ===========             ===========





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE PERIODS ENDED May 31, 1995 and May 31, 1994 (Unaudited)


1.      BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended August 31, 1994, which is incorporated herein by reference.

2.      PROPERTIES

            Mineral Properties: The Company expenses costs associated with identifying prospective mining properties while the costs of acquiring and developing unproven mining properties are capitalized. The Company has not incurred development or production costs on its mining properties.

            Oil and Gas Properties: The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

            Proved and unproved oil and gas properties are periodically assessed for impairment of value, and loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method on a property-by-property basis based on proved oil and gas reserves as estimated by company engineers.

3.      COMMON STOCK AND EARNINGS PER SHARE

            As of May 31, 1995, the Company had outstanding and exercisable warrants and options to purchase 2,016,141 shares of common stock at prices ranging from $2.00 to $6.00 per share. The warrants and options expire at various dates through May 2005 and February 2004 respectively.

            Earnings per share are computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                          THREE MONTHS              NINE MONTHS
                                          ------------              -----------
                 May 31, 1995              4,829,609                 4,712,096
                 May 31, 1994              4,408,350                 4,106,915

            During the current quarter, the Company received $80,000 in full payment of the Stockholder note receivable which had been recorded as a reduction to Stockholders' Equity in the previous quarters' financial statements.

4.          CONVERTIBLE LONG-TERM DEBT

            During the quarter ended May 31, 1995, the Company raised an additional $1,126,969 under the terms of its master note payable and indenture of trust agreement. Of this amount, $457,969 was cash and $669,000 was received in the form of marketable securities. As of May 31, 1995, a total of $2,433,697 has been raised under the master note, including the marketable securities. The related financing fees of $281,476 are being amortized over the three-year term of each advance.

            Also during the quarter, two holders of the Company's convertible long-term debt totaling $669,000 elected to convert their notes to common stock at $2.50 per share, under the terms of the debt agreement. Accordingly, $602,528, which is net of the related financing fees, was transferred to common stock and additional paid-in capital. See also note 5. below.

5.          MARKETABLE SECURITIES AND SUBSEQUENT EVENT

            The amount carried in marketable securities represents the value of marketable securities received by the Company as consideration for issuing $ 669,000 of its convertible long-term debt (net of financing fees of approximately $67,000). See also note 4. above.

            Subsequent to May 31, 1995, the Company exchanged the marketable securities for a $602,000 promissory note from an affiliate of the Company's investment banker. The promissory note is secured by certain marketable securities, bears interest at 9% per annum and is due June 6, 1996.

6.          INVESTMENT IN CNG INTERNATIONAL

            As of May 31, 1995, the Company has invested $100,000 in CNG International, L.L.C., a Tennessee limited liability company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzebekistan, a former Soviet Republic. Under the terms of an agreement with American Technical Institute, Inc., a Tennessee not-for-profit corporation and American Engineering, Inc., a Delaware corporation, the Company has the option to earn up to 50% of CNG International by making additional investments in CNG International based upon the successful completion of agreed upon project activities or milestones at each stage of the project. For each $50,000 invested, the Company has earned a 1.18% equity interest in CNG International. Subsequent to May 31, 1995, the Company has invested an additional $50,000 in CNG International which increased its equity ownership to 3.54%.

            During the quarter ending May 31, 1995, the Company sold equipment and provided services to CNG International in the amounts of $22,406 and $24,215 respectively. The amount for services has been recorded as a reduction to general and administrative expenses in the accompanying financial statements.

7.          ACQUISITION OF OIL AND GAS PROPERTIES

            During the quarter ended May 31, 1995 the Company increased its interest in two leaseholds in Maverick County, Texas from its existing partners in exchange for Common Stock of the Company. In two transactions valued at approximately $448,000, the Company issued 136,000 shares and 27,496 shares of Common Stock respectively. The transactions increased the Company's leasehold interest by approximately 9,325 net acres.

            One of the transactions included the partial exercise of the Company's $200,000 option which has been recorded in the accompanying financial statements. The remaining $166,667 balance of the option price expires on October 1, 1995.

8.          DEFERRED CONTRACT CHARGES

            The amount carried in deferred contract charges represents the unamortized portion of $200,000 paid to the Company's investment banker and public relations firm during the third quarter of the fiscal year. The remaining balance of $100,000 at May 31, 1995 will be charged to operations during the fourth quarter of the fiscal year which is the estimated period for benefits to be received by the Company under the terms of the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended August 31, 1994.


FINANCIAL CONDITION AND CAPITAL RESOURCES

During the first three quarters of fiscal year 1995, a gross amount of $2,358,697 was raised by Texas Capital Securities, Inc., the Company's Investment Banker, under the terms of its three year convertible master note payable and indenture of trust agreement. This provided approximately $1,500,000 in cash to the Company, net of the related financing fees, and marketable securities with a value of approximately $602,000 (see note 4 to the financial statements). Other major sources of capital included $150,000 received from the exercise of options to purchase shares under the Company's Stock Option Plan by its President and its Chairman of the Board of Directors, and an additional $250,000 received from the exercise of options and warrants by other stockholders. These funds, as well as approximately $255,000 generated from the sale of an option for the deep rights on the Company's 50,000 acre leasehold interest in Maverick County, Texas, were primarily utilized to fund the cash loss from operations of $1,592,957, for approximately $250,000 in capital expenditures and $300,000 for the Company's investment in CNG International and contractual agreements with its investment banking and public relations firm. Although the Company's current ratio (current assets divided by current liabilities) has improved from .56 to 1 at August 31, 1994, to .86 to 1 at May 31, 1995, the Company has had recurring cash flow shortages throughout the current fiscal year which at times has prevented it from meeting its obligations on a timely basis.

In order to carry out management's plans to accelerate development of its Maverick County leasehold interest and to continue with expansion of the ExproFuels division, as well as to meet the Company's obligations in the ordinary course of business, it will be necessary for the Company to raise additional capital. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. Management is continuing to investigate several alternatives to raise the needed capital. If management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity would be materially adversely affected.


RESULTS OF OPERATIONS

Oil and Gas Division

The increase in oil and gas sales for the nine month year-to-date period of fiscal year 1995 is directly attributable to production from the Paloma #1-107 gas well that began producing mid-way through the third quarter of the last fiscal year. The increase in year-to-date exploration expenses to $195,344 compared to $55,491 the previous year is the result of increased delay rentals due on the Company's additional leasehold acreage acquired during the current quarter and to the plugging and abandoning of the Paloma #1- 133 which was drilled during the first quarter of the year. Although the reef was present as predicted by the Company's 3-D seismic, it contained water and not hydrocarbons. Although the Company's engineers and geologists are 100% successful in locating patch reefs on the Company's leasehold, the Company has only a 1 in 3 success ratio in finding reefs that are not filled with water. Management is reviewing the data it has obtained while drilling these reefs to improve its success ratio to an acceptable level. Due the uncertainty of when economic conditions may allow the Company to develop its Holmgreen Ranch mineral property, the carrying value has been reduced by recording an impairment expense of 42,876 during each of the first three quarters of the current fiscal year. The increase in interest expense for the current quarter and the nine month year-to-date period is directly attributable to the increase in long-term debt over last year. The increase in depreciation, depletion, and amortization during the current quarter and the nine month year-to-date period is primarily attributable to amortization of deferred financing fees and deferred contract charges as further explained in notes 4 and 8 to the financial statements.

Since selling TransTexas Gas Corporation a one-year option during the first quarter of this fiscal year to drill a deep, Jurassic test on the Company's Maverick county leasehold, the Company has not had any communication from TransTexas regarding its drilling plans. Management had anticipated that the well would have been started by now and is not certain that TransTexas has sufficient time to drill the test well before the option expires on September 26, 1995. Subsequent to the end of the quarter, the Company entered into an agreement with Edco Energy, Inc. to drill a horizontal well in the Georgetown formation to test the Company's theory that increased production from the formation can be obtained by intersecting fractures and faults in the reservoir with a horizontal wellbore. The success of this well would be significant to the Company because the zone appears to be potentially productive under the Company's entire 50,000 acres.

ExproFuels Division

Sales for the current quarter and the nine month year-to-date period decreased significantly compared to the corresponding periods of the previous fiscal year. Contributing most significantly to the decrease was the reduction in sales of approximately $90,000 at the Company's New Orleans conversion facility during the current quarter and the year-to-date periods. Due to a general lack of conversion business and continued vehicle delivery problems as explained in previous reports, the Company closed it New Orleans facility during the current quarter. In an effort to reduce its operating costs, the Company subleased the facility to a third party for the balance of its lease term. Ongoing and future projects in Louisiana are scheduled to be handled through a network of affiliates.

An investment of $100,000 was made by the Company during this quarter in CNG International, LLC, a Tennessee limited liability company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling related component equipment and developing the necessary infrastructure to support the operation of motor vehicles on alternative fuels in Uzebekistan, a former Soviet Republic. The Company has the option to purchase up to 50% of CNG International but management has decided to stage its investment to coincide with attainment of performance goals by CNG International with the Company's help. To that end, the Company's technicians are currently in Uzebekistan converting test vehicles to natural gas and gathering information crucial to the development of a feasibility study to determine the economic potential of the venture. Once the study is completed, it will be presented to the various Uzebekistan ministry partners for their review and approval.

Because the alternative fuels industry in the United States has not grown as fast as most experts projected, ExproFuels has continued to investigate the use of its expertise and knowledge in several foreign countries. Management believes that opportunities currently being pursued in Colombia and Poland may develop into attractive ventures for the Company. However, ExproFuels' revenues, profitability and future rate of growth are dependent upon its ability to increase its sales levels primarily by winning bids from various national and international governmental agencies as well as from private fleets to convert their fleets to alternative fuels and to sell these vehicles the alternative fuel. Accordingly, the ExproFuels division has continued to invest heavily in sales and promotional activities during the year. These expenses, as well as the increased overhead expenses associated with the Dallas and Tucson conversion centers opened since the third quarter of last year primarily account for the increase in general and administrative expenses during the current quarter and the year-to-date periods. In the event ExproFuels is unsuccessful in the competitive bidding process, or legislative changes significantly reduce or delay the mandates for vehicle conversions, the Company's revenues and ability to achieve profitability would be materially adversely affected.
                          PART II - OTHER INFORMATION



ITEM 1.          LEGAL PROCEEDINGS

         The trial scheduled for January 4, 1995, regarding the Company's interest in the Holmgreen Ranch has been postponed by mutual consent of the parties. The parties are attempting to work out a resolution of the case. If an agreement cannot be reached, a new trial will be set later this year.

ITEM 2.          CHANGES IN SECURITIES

         None


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 28, 1995, the Company held the Annual Meeting of Shareholders at its office in San Antonio, Texas pursuant to notice mailed to shareholders of record on March 10, 1995. The following matters were submitted to a vote at the meeting and the results of the voting is shown for each matter:

1.       Election of Three Directors

                   Nominee                       For                    Against
                   -------                       ---                    -------
               Stephen M. Gose                 3,393,758                24,033
                Thomas H. Gose                 3,393,804                23,987
               James E. Sigmon                 3,393,824                23,967

There were no changes in directors of the Company.

2.       Proposal to approve the Company's 1995 Flexible Incentive Plan

                    For                       Against                 Withheld
                    ---                       -------                 --------
                 2,941,378                     88,625                   19,568

3. Proposal to Reincorporate the company from Colorado to Delaware by the Adoption of a Plan and Agreement of Merger.

                     For                       Against                Withheld
                     ---                       -------                --------
                  2,462,484                     49,419                   9,776

4. Proposal to Ratify the Appointment of Akin, Doherty, Klein & Feuge, Certified Public Accountants, as Independent Auditors for 1995.

                    For                           Against               Withheld
                    ---                           -------               --------
                 3,396,761                         4,973                 16,057


ITEM 5.          OTHER INFORMATION

         None


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 -- Financial Data Schedule

         Form 8-K filed May 10, 1995, relating to compliance with the National Association of Securities Dealers (NASDAQ) minimum capital and surplus requirement.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE EXPLORATION COMPANY
                                     (Registrant)



                                     /s/ James E. Sigmon
                                     ----------------------------------------
                                     James E. Sigmon, President and Treasurer
                                     (Signing on behalf of the Registrant and as
                                     chief accounting officer)




Date:  July 12, 1995