Form 10-K
period 1995-08-31
EXPLORATION CO
filed 1995-11-28
CIK 313395

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark one)

[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 1995

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-9120

                            THE EXPLORATION COMPANY
             (Exact name of Registrant as specified in its charter)

            COLORADO                                          84-0793089
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

         500 NORTH LOOP 1604 EAST, SUITE 250, SAN ANTONIO, TEXAS 78232
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (210) 496-5300

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant is $9,028,858 based upon the average of the high and low bid price of such stock as reported by the Nasdaq Small-Cap Market under the symbol TXCO on November 8, 1995.

    The number of shares outstanding of the Registrant's Common Stock as of November 8, 1995, was 5,527,970 of which 4,012,826 shares were held by non-affiliates.

    Documents Incorporated by Reference:  None

                                   INDEX AND
                             CROSS REFERENCE SHEET


                                                         PART I                                                      Page
                                                                                                                     ----

Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .    17


                                                         PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23


                                                         PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . .    24

Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27


                                                         PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

Audited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1


                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

The Exploration Company (the "Company") was incorporated in the State of Colorado on May 16, 1979, for the purpose of engaging in oil and gas exploration, development and production. The Company became publicly held through an offering of its common stock in November, 1979. During 1984, Spectrum Resources, Inc. ("SRI") and others exchanged certain oil and gas properties for approximately eighty-six percent (86%) of the outstanding common stock of the Company. Following this transaction, new officers and directors were elected and the corporate offices of the Company were moved to San Antonio, Texas.

Throughout its history, the Company's primary focus has been oil and gas exploration. It's business strategy has been to acquire undeveloped mineral interests, develop drilling prospects internally and to selectively participate with industry partners in prospects generated by other parties in their exploration activities, and, from time to time, to offer portions of its developed and undeveloped mineral interests for sale.

The Company finances its activities through a combination of debt financing, equity offerings and internally generated cash flow. The Company also may use its equity securities as all or part of the consideration for the operating investments it may make. There is no assurance that the Company will have funds available to it in the future, either from internal cash flows, additional borrowings, equity offerings, or other sources, to continue the timely development of its oil and gas mineral interests.

Through 1992, the Company's revenues have been derived principally from the sale of natural gas and oil production from working, royalty and mineral interests, as well as the sale of the mineral interests it acquires through its leasing activities. In order to provide the Company downstream opportunities, management entered the alternative fuels vehicles (AFV) conversion business through the creation of its own alternative fuels division, ExproFuels, in late 1992. The alternative fuels division's focus includes the conversion of internal combustion engines to run alternately on Liquid Petroleum Gas (LPG), Compressed Natural Gas (CNG) or Liquefied Natural Gas (LNG), and the design, installation and operation of alternate fuel refueling stations. Since its inception, the ExproFuels division has initiated operations in Texas, Arizona, and Louisiana (subsequently closed in 1995), while actively pursuing international opportunities in Europe, Asia and Latin America. The Company believes significant operating profits can ultimately be derived from the alternative fuels arena and continues to aggressively seek out and evaluate expansion opportunities worldwide for this area of interest. Since 1994, gross revenues from the ExproFuels division have surpassed gross revenues from oil and gas operations, although profitable operating levels have not been attained.

                          PRINCIPAL AREAS OF ACTIVITY

OIL AND GAS OPERATIONS

The Company has been actively evaluating mineral interests in major oil and gas producing basins in South Texas, North Dakota, Montana and Alberta, Canada, acquiring leasehold acreage for its ongoing exploration programs and participating in the drilling of oil and gas wells.

South Texas - Maverick County / Zavala County

Glen Rose/Rodessa Interval: The Company has owned at least a fifty percent interest in 50,000 contiguous acres in Maverick County, Texas since 1989. The property is on the Chittim Anticline, a large regional structure, under which hydrocarbons have been found in as many as six separate horizons. One of these zones is the Lower Glen Rose or Rodessa interval. It is a carbonate formation that has produced billions of cubic feet of natural gas from patch reefs within the zone on or near the anticline. Past development of the field was halted because of the inability of operators to accurately predict the location of these porosity-bearing reefs. The Company applied a different processing method to the seismic available in the area and discovered what appeared to be a method of determining the location of these porosity intervals. Further investigation revealed that every well drilled in the vicinity of existing seismic lines with a good porosity zone had a certain signature pattern on the seismic processing while every well which lacked the porosity zone did not have this pattern.

Through 1993, the Company participated in the drilling of five wells to test theories of being able to locate the patch reef using 2-D seismic. In all cases the Company was successful in predicting the presence of, or absence of, porosity-bearing patch reefs using seismic interpretations. Although only one of the wells, the Paloma #1-84, was a successful gas producer, the Company used the information gained from each well to refine its interpretation and model of the patch reefs depositional environment. The #1-84 well has continued producing, averaging approximately 550 thousand cubic feet per day in September, 1995, with cumulative production of 676 mmcf to date.

In 1993, the Company ran 3-D seismic over 21.5 square miles (approximately 13,500 acres) of the Company's lease position. The extensive seismic grid involves over 150 miles of seismic lines that have now been processed and reviewed by the Company. The Company was extremely pleased that its seismic analysis identified numerous patch reefs on the 13,500 acres that represent only a third of the potentially productive 50,000 acres. The 3-D seismic delineated the shape and aerial extent of the patch reefs and confirmed that previous wells were not drilled in structurally favorable positions.

Using this newly acquired 3-D seismic information, the Company drilled its first well using 3-D seismic, the Paloma #1-107, in the third quarter of 1994. The well, which had nearly 50 feet of gas-bearing porosity, tested at rates in excess of two million cubic feet per day and had an absolute open flow potential of 44,000,000 cubic feet per day. Due to pipeline restrictions, the Company has only been able to produce the well at a rate of 1.25 million cubic feet per day, with cumulative production of 607 mmcf to date. The Company has identified over twenty separate patch reefs that are on the 3-D seismic area. The Company owns an additional 37,000 acres surrounding the 3-D seismic grid that is known to contain additional patch reefs both from production and 2-D seismic analysis.

In September, 1994 and February of 1995, the Company drilled its next two Glen Rose wells, the Paloma #1-133, and the Paloma #1-89. Although both wells confirmed the accuracy of the 3-D seismic information by locating the reefs, they were filled with water and not hydrocarbons. While the Company's engineers and geologists are 100% successful in locating Glen Rose patch reefs, Company management continues to review technical data to improve its ability to distinguish between water-filled reefs versus gas-filled reefs. The Company continues to believe it has large development possibilities on its 50,000 acres because it has successfully demonstrated that the new 3-D seismic modeling can accurately predict the presence of porosity and gas bearing zones within the Lower Glen Rose formation. Based upon the seismic that has been run to date, the Company can expect to have numerous porosity bearing patch reefs scattered across its extensive acreage position.

Georgetown Interval: In addition to locating patch reefs, the investment in the 3-D seismic data has proved to be valuable to the Company in locating faults and fractures associated with production from the other five potentially productive zones under the Maverick County leases. From its review of the data from other strata, the Company has identified numerous drill sites targeting various productive horizons. The Austin Chalk, Georgetown and Pearsall intervals all produce on the lease from faults and fractures which have been further defined using the comprehensive seismic data. Consequently, the Company participated in drilling two wells into the Georgetown formation during the 2nd and 4th quarter of 1995. The Paloma #1-89 was drilled in February to test the Glen Rose but was plugged back to the Lower Georgetown interval and while initially productive with gas, the well is shut-in awaiting a recompletion attempt to a potentially more productive zone of the Upper Georgetown formation. The second Georgetown test was a horizontal well, the Paloma #83-1H, drilled in June under a farmout agreement with Edco Energy, Inc. and was completed in the Upper Georgetown. While productive with gas, the #83-1H was shut-in at year end, while Edco Energy and Company engineers analyze alternatives to enhance its production of natural gas while laying a pipeline to the well.

Jurassic Interval: In September of 1994, the Company entered into an agreement with TransTexas Gas Corporation to develop the deep Jurassic formation under the Company's 50,000 acres. Under the terms of the agreement, TransTexas was to drill a well of sufficient depth to test the Jurassic (18,000'+) by September, 1995 in exchange for a 6.8% back in interest in the well and over 238,000 acres in the overall prospect, plus other considerations. Prior to the option's expiration, the Company, at TransTexas' request and for additional consideration, agreed to extend the drilling period through December, 1995. If drilling is successful, TransTexas will continue to earn the right to exercise an option to purchase an interest in the Company's 50,000 acres as well as an interest in an additional 187,000 acres adjoining the Company's leasehold from the base of the Sligo formation to the Jurassic formation. Company management continues to feel that this arrangement provides an affordable avenue to participate in the development of an extremely expensive drilling project, as well as an excellent opportunity to increase its technical understanding of, as well as its ownership position in, gross leasehold acreage in the area of interest.

Leasehold Interest Acquisition:   During 1995, the Company exercised a portion
of an option from one of its drilling partners, to increase its interest by 2.5% in its 33,000 acre Paloma Ranch leasehold. The increase in interest in the Paloma Ranch from 50% to 52.5% includes the acreage held by TransTexas Gas Corporation for the Jurassic project. Consideration for the purchase was 27,426 shares of the Company's common stock. The remaining portion of the option, for an additional 12.5% interest, expires on April 1, 1996.

The Company continues to own additional leases in Zavala County, Texas. At year-end, the Company had approximately 1,500 acres under lease in Zavala County. Prospects for additional wells on the block have been generated by the Company's geologist, although drilling capital for this project is not available at this time. The leases are all held by production, with no additional lease rental payments expected on this acreage in 1996. Company management will continue to seek out partners to develop the remaining prospects.

Montana / North Dakota - Williston Basin - Lodgepole Formation.

On August 31, 1995, the Company elected to exercise its option to purchase an undivided 20% interest in oil and gas leases covering 56,858 gross acres, 28,258 net acres, in the Williston basin in North Dakota and Montana. The Company purchased the interest from an affiliate of the Company's largest shareholder. The Company has retained the option to purchase a 20% interest in an additional 141,289 gross acres, 81,352 net acres. The purchase includes over 13,500 miles of seismic lines across the basin covering many of the purchased leases and identifies numerous Waulsortian mounds in the Lodgepole formation.

Recent area discoveries by major and independent oil exploration companies have testified before the North Dakota Industrial Commission of flows at rates in excess of 8,000 barrels of oil per day from the reef-like mounds near Dickinson, North Dakota. To date, six individual Waulsortian mounds have been discovered. Additional wells have now been permitted farther from the original discoveries and closer to the Company's acreage position. The geophysics that the Company purchased includes seismic across the productive mounds which has allowed the Company's geologists and geophysicists to predict where additional mounds may be located. This seismic indicates potentially productive mounds in many areas where the Company has oil and gas leases. A consulting geologist from Bismarck, North Dakota, who is familiar with the area, evaluated one of Duncan Oil's wells and estimated that it will ultimately produce approximately 5 million barrels of oil. This well may ultimately deliver over 50 million dollars to its working interest owners net of operating costs and royalties. Management is hopeful that its leasehold will ultimately contain several wells of this magnitude which would increase the Company's cash flow considerably. Significantly more geologic and geophysical analysis will need to be applied to the newly acquired information before making the initial steps to drill the quality locations the Company has identified.

The Company acquired the interest for an initial downpayment of 186,731 shares of its restricted common stock representing a value of $100.00 per net mineral acre. Terms call for additional shares to be issued when an independent, third party purchases a comparable interest in the block and thereby
establishes a final price to be paid by the Company.   Management expects the
final component of this transaction to be concluded by the 2nd quarter of the 1996 fiscal year and believes this acquisition will have a significant and positive impact on the Company's value if initial assessments prove to be conclusive.

Canada - Alberta Leasehold

The Company continues to maintain its ownership in 4,065 acres in Alberta, Canada approximately 75 miles northwest of Edmonton, Alberta which it acquired in a stock transaction in 1992 from Canadian Synergy Oil & Gas, Ltd. Although to date the Company has been unable to sell the leases or find a partner who wishes to explore them, several parties have expressed an interest during 1995 and are pursuing alternatives with the Company.

Mineral Properties

The Company owns an 82.5% mineral interest in 3,804 acres in Uvalde and Kinney Counties of Texas called the Holmgreen Ranch that contains large quantities of rock asphalt. The property adjoining the ranch has produced rock asphalt paving material since the late 1800's. Management commissioned a market study in 1989 that concluded there was a market for an additional rock asphalt mine but it would be marginally economic at that time. The study was based upon oil prices of $20.00 per barrel of oil and the corresponding rock asphalt equivalent price for synthetically manufactured material. As oil prices increase and achieve stability at higher levels, the profit margin on an operation of this nature should be improved. The Company will pursue the possibility of developing a rock asphalt mine on the property once oil prices have stabilized at this higher price. In the meantime, management is visiting with companies who have techniques and processes which they believe may allow the development of the asphalt as light oil. In September of 1992, Big Four Ranch Corporation filed a lawsuit against the Company stating that it has a prior claim to thirty-two and one-half percent (32.5%) of the minerals under the Holmgreen Ranch which the Company acquired in September of 1988. The Company continues to dispute this claim which is more fully described under
ITEM 3.  LEGAL PROCEEDINGS.

EXPROFUELS OPERATIONS

The Exploration Company's focus includes the conversion of internal combustion engines to run alternatively on Liquid Petroleum Gas (LPG), Compressed Natural Gas (CNG) or Liquefied Natural Gas (LNG), and the installation and design of alternative fuel refueling stations through ExproFuels, as well as traditional oil and gas exploration and development. In late 1992, the Company's management decided to enter the alternative fuels vehicles (AFV) conversion business through its own alternative fuels division, ExproFuels. ExproFuels was formed to provide downstream opportunities to The Exploration Company, particularly as they relate to AFV conversions and vehicle refueling.

Since its inception, the ExproFuels division's business strategy has been to :

       1- Provide state of the art internal combustion engine conversions utilizing three natural gas based alternative fuels on a worldwide basis: CNG, LNG or LPG.

       2- Provide turnkey refueling solutions for the convenient and safe delivery of alternative fuels.

       3- Position the Company to participate in the ongoing business of supplying alternative fuels to its expanding conversion customer base.

       4- Maintain an alternative fuel and equipment neutral position, allowing the Company's marketing function complete flexibility in responding to the diverse market opportunities with the "best fit" fuel mix and equipment configuration available, as demanded by an extremely specialized and constantly changing market place.

       5- Establish a strong presence in selected U.S. markets prior to 1996 when many more strenuous Environmental Protection Agency and Department of Energy mandates were originally scheduled to come into effect.

The combination of expertise in vehicle conversions, refueling station construction and fuel sales form the basis of an additional potentially effective market niche: financing conversions and/or fuel stations through savings generated using the selected alternative fuel. ExproFuels provides alternative fuel vehicles conversions to a growing number of private fleets as well as the large mandated governmental markets at a reasonable and competitive cost and follows up these conversions with superior, ongoing service and maintenance.

ExproFuels also offers a cost-free AFV conversion program to qualified fleets in exchange for long-term fuel contracts. This program is intended to initiate the heaviest fuel consumers into alternative fuels use in the least painful manner possible, while providing ExproFuels a base from which to expand its fuel service capabilities. Through detailed cost and savings analysis, ExproFuels outlines a cost-savings plan for fleets which qualify for ExproFuels' long-term fuel contract program. ExproFuels will assure the fleet operator's compliance with current laws and anticipated standards. This program is set up so that the customer's fuel price may be based on either a percentage of unleaded gasoline, assuring a fixed fuel cost savings, or various other fuel pricing scenarios. ExproFuels provides clients with information regarding tax credits, deductions, pollution credits and other incentives being offered by various federal and state programs.

ExproFuels is actively soliciting vehicle conversions, maintenance contracts and fuel service contracts from fleets that are either mandated in the next 3 years to comply in the various alternative fuels and clean air legislation initiatives or choose to convert their fleet for economic benefits.

In its first 2 full years of operation, the Company's customers have come to include the U.S. Government, the Government of Uzbekistan, three U.S. states and several state agencies including: the Texas Department of Transportation, the Railroad Commission of Texas, the General Services Commission of Texas, the Department of Transportation of the State of Louisiana (through Ecogas, Inc.), and the Department of Administration for the State of Arizona. Additionally, ExproFuels has converted vehicles or built refueling stations for parishes, school districts, transit systems, utilities, municipalities, private fleets and light industrial users.

Texas Operations

San Antonio Facilities: The first conversion center operated by the Company was opened in May, 1993, in San Antonio, the Company's home base. At year end, current vehicle conversion backlog stood at 17 units. Since its opening, the center has converted over 300 vehicles to LPG, including buses, vans, forklifts, industrial engines, and assorted automobiles and trucks. The facility has designed and installed approximately 16 private use LPG fuel stations, including 18,000 gal., 3,900 gal., 1,800 gal. and 1,000 gal. storage capacities, as well as an industrial facility with a 30,000 gal. storage capacity. Subsequent to year end, it was awarded a $260,000 contract for the design and installation of a CNG fueling station for Kelly AFB, in San Antonio. During 1995 the center completed a contract with the Texas Department of Transportation (TXDOT) which included the conversion of 139 vehicles to LPG totaling $257,000. Additional contracts call for the installation and operation of 12 fueling facilities in numerous Texas towns and cities for TXDOT fleet usage. The Company owns and maintains the equipment. Contract provisions include a commitment to provide certain minimum amounts of LPG to various locations on an annual basis. Based on recent monthly activity, annual fuel sales to TXDOT are expected to be greater than 150,000 gallons. Subsequent to year end, additional TXDOT contracts were awarded to the Company, adding 60,000 gallons of fuel usage commitments over the next 2 years.

Dallas Facilities: The Dallas conversion center opened in May, 1994. Since its opening, the center has converted over 50 vehicles, and its customers include five municipalities and one commercial fleet. The Company continues to develop its network of fueling sites for new fleet customers as well as for the existing LPG, CNG and LNG-powered vehicles on the road today. The Dallas center built the State of Texas' first unmanned LPG refueling station across from Love Field in Dallas which is available for private fleet use. Each vehicle operator is provided with an access card which turns on the pumps, provides data to the customer regarding miles driven since last refueling and keeps track of the number of gallons used both by customer and vehicle. Usage of the facility has been ahead of projections and the Company is seeking additional locations for expansion in Dallas, Houston and San Antonio.

In November, 1994, the Company was awarded a contract by the City of Plano to convert 29 vehicles to LPG and to provide fuel and the use of refueling equipment for one year, with a one year option for a minimum of 110,000 gallons. The ultimate value of the contract is estimated at $115,000, and by year end, receipts under the contract had reached $58,000. The fully automated fuel facility went on-line during the 2nd quarter of fiscal 1995, with all conversions completed by the year end. The City of Plano is currently preparing to issue bid specifications for conversion of an additional 80 city vehicles and a second automated fueling facility was being negotiated with the Company to provide fuel under the existing contract for those vehicles.

Arizona Operations

ExproFuels continued its expansion into Arizona with the opening of affiliated centers in Phoenix and Tucson to convert vehicles and supply conversion kits under a new contract which it has been awarded by the State of Arizona. Arizona's new state mandates require the conversion of 40 percent of the state's fleet of 9,000 vehicles to alternative fuels by December 31, 1995. Learning from its Louisiana experience, the Company, during the 1st quarter of 1995, began offering its services through existing, locally owned automotive repair facilities under a management agreement with Arizona based Environmental Fuel Systems. The existing facilities provide traditional automotive repair services to the motoring market place, while remaining available to the Company when needed for conversions. During the 2nd quarter of 1995, the Company was awarded a contract to convert a portion of the State of Arizona vehicle fleet. At year end, the Arizona legislature has yet to fund the contracts; consequently, the Company does not know exactly when the conversion work will begin. Through year end, Arizona facilities had converted 45 vehicles owned by 1 federal and 4 local governmental units to run on either CNG or LPG and had been low bidder on a local government LPG fueling station, but has not yet been awarded the contract. The Company is actively seeking more bidding opportunities to expand its conversion and fueling business in Arizona.

Louisiana Operations

In early 1994, ExproFuels was selected as a subcontractor for Ecogas, Inc. which was awarded a contract to convert up to 25% of the State of Louisiana's vehicles to CNG. Under ExproFuels' contract with Ecogas, ExproFuels was to convert approximately one-half of these vehicles. ExproFuels was obligated under the contract to be able to convert at least 100 vehicles per month. Therefore the Company opened its largest conversion center in New Orleans, Louisiana in February 1994, prepared for large volumes of conversions, as required under its contract obligations to Ecogas, Inc. Unfortunately, Ecogas was never able to meet the conversion rates established in the contract and the number of state vehicles submitted for conversion were not sufficient to maintain profitable operations. A total of 94 vehicles were eventually converted to CNG at the Company's facilities prior to the suspension of operations. During the 2nd quarter of 1995, ExproFuels laid-off or relocated all of its staff in New Orleans, distributed its inventory and equipment to its Dallas and San Antonio conversion centers, and successfully subleased the New Orleans conversion center to an unrelated business on a noncancellable basis, with sublease base terms extending through the base period of the Company's original building lease. The Company has established an affiliate relationship with an existing, independent conversion facility in Baton Rouge, Louisiana to provide an ongoing presence in the marketplace, while having a minimal ongoing overhead expense.

International Operations

Throughout fiscal year 1995, the Company has continued to investigate international opportunities which could offer its alternative fuels division new areas of profitable operation. As a recognized leader in this new industry, the Company continues to come to the attention of foreign based public and private entities interested in bringing our expertise to their countries. It is the Company's challenge to identify and successfully participate in those foreign opportunities that offer new, profitable markets for our proven technologies.

In order to more fully address the growing international interest and market opportunities in the alternative fuels industry, the Company has acquired additional expertise in international sales development by the recruitment of experienced industry personnel. The International Sales Manager of the largest manufacturer of CNG fueling stations in the U.S. was hired to fill the new position of Vice President for Marketing and Sales for the Company. This individual brought with him extensive experience in establishing international representation throughout Latin America, as well as establishing domestic U.S. marketing channels for the leading manufacturer in the CNG fuel station industry.

Latin America/Europe: During the current year the Company has introduced its technological knowledge and made its full level of services available to top government officials and private sector interests in numerous countries, including Mexico, Bolivia, Columbia, Venezuela, Ecuador, Peru and Central America, as well as in Uzbekistan, Poland and Hungary. Many of these countries or regions are in the early stages of the introduction of alternative fuels to their motoring public. The ongoing privatization of state-owned oil and gas industries in most of these countries offers a special window of opportunity for the Company to participate in the development of in-country alternative fuels infrastructure, conversions and associated operations. The Company is also participating in industry trade shows, technical symposiums and other opportunities to introduce itself to the marketplace in these developing markets. The Company is currently in the process of establishing strategic alliances or joint ventures with key industry participants in various countries and feels strongly that significant revenue producing opportunities, currently being developed, will be confirmed during the 2nd Quarter and initiated within the current year.

Uzbekistan: In March, 1995, the Company signed a participation agreement with the American Technical Institute (ATI) and American Engineering, Inc., both of Memphis, Tennessee to provide project management, technical evaluation and additional assistance for them in the development of a joint venture with the government of Uzbekistan.

The purpose of the prospective joint venture with the Government of Uzbekistan is to participate with that nation, on a profitable basis, in the conversion of a majority of government owned motor vehicles to operate on CNG and to develop, own and operate the CNG fueling infrastructure throughout that nation. Numerous economic and environmental factors lead the Government of Uzbekistan to aggressively support this venture. The primary factor is the significant cost disparity between gasoline and natural gas in the region. Gasoline is currently available through the Government at approximately $1.57 per gallon, while abundant, domestically produced natural gas can be delivered to the fueling stations at approximately $0.12 per equivalent gallon of gasoline. The large cost savings provide a predictable source of funds for the significant capital requirements of this national program.

The prospective venture will participate in the development of a manufacturing industry for primary conversion components within Uzbekistan. Detailed studies conducted over the 3rd and 4th quarters of 1995 support estimates of over 200,000 vehicle conversions and 300 refueling stations to be built during the first 5 years of the venture. Revenue projections from a reduced portion of the scheduled conversions are in excess of $200,000,000 to the joint venture.

In exchange for the option to acquire up to a 50% equity interest in the developing joint venture, the Company agreed to provide certain levels of equity funding, underwrite certain operating expenditures for the venture, provide the services of certain employees and assist in attracting additional industry participants to the venture. At year end the Company had earned a 10.82% equity interest in the venture, and had contributed a total of $150,000 in equity funds, plus a similar amount in underwritten expenditures. The Company can increase its equity position up to 50% by investing up to a total of $3,200,000 during the current fiscal year. The Company's level of participation is dependent upon its ability to fund the project through various phases and there is no assurance the additional investment funds will be available to the Company in time to meet future funding requirements. The Company believes that its equity position could generate significant new revenues should the venture be moderately successful. In October, 1995, the President of Uzbekistan signed a resolution authorizing key components required for the ongoing viability of the venture. Although there are risks involved in this project and additional investment will be necessary in addition to the arranging of project financing, the potential profit is so great that the Board of Directors has elected to increase the Company's efforts to bring this project to a successful conclusion.

                       PRINCIPAL PRODUCTS AND COMPETITION

The Company's current principal products are natural gas and alternative fuels vehicles conversions. The production and marketing of oil and gas are affected by a number of factors which are beyond the Company's control, the effect of which cannot be accurately predicted. These factors include crude oil imports, actions by foreign oil-producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand. The Company sells all of its oil and gas under short term contracts which can be terminated with less than 30 days notice. None of the Company's production is sold under long-term contracts with specific purchasers. Consequently, the Company is able to market its oil and gas production to the highest bidder each month. The Company operates and directs the drilling of oil and gas wells. It contracts service companies, such as drilling contractors, cementing contractors, etc., for specific tasks. In some wells, the Company only participates as a working interest or overriding royalty interest owner.

During 1995, one purchaser of the Company's oil and gas production accounted for 58% of that division's total oil and gas sales. In the event this major customer declined to purchase future production, the Company believes that alternative purchasers could be found for such production at comparable prices.

The oil and gas industry is highly competitive in the search for and development of oil and gas reserves. The Company competes with a substantial number of major integrated oil companies and other companies having materially greater financial resources and manpower than the Company. These competitors, having greater financial resources than the Company, have a greater ability to bear the economic risks inherent in all phases of this industry. In addition, unlike the Company, many competitors produce large volumes of crude oil which may be used in connection with their operations. These companies also possess substantially larger technical staffs which puts the Company at a significant competitive disadvantage compared to others in the industry.

During 1995, the Company through its alternative division, ExproFuels, converted gasoline-powered vehicles to run on LPG, CNG and LNG. ExproFuels also built fuel stations and contracted to deliver fuel to clients. Several other companies compete with ExproFuels in some or all of these markets. The division's revenues, profitability and future rate of growth are substantially dependent on its ability to increase its sales level primarily by winning bids from various state, federal and local governmental agencies, municipalities and school districts that have been mandated by various legislation to convert their vehicle fleets to alternative fuels.

A few of these competitors are considerably larger than ExproFuels and have a distinct advantage in bearing the economic risks which are inherent to this new industry. The Company's ability to compete for the conversion of private fleets depends on its ability to reduce costs and finance conversions for the customer. ExproFuels' size allows it to control its cost of conversion; however, its relatively small size limits its ability to finance clients. Although the market is increasing, not many companies are involved in financing conversions. ExproFuels has become more active in the conversion market by keeping its costs low and being awarded bids in the mandated market.

During 1995, three purchasers of the Company's alternative fuels vehicles conversion services and products accounted for 15%, 14% and 12%, respectively, of that divisions total sales. In the event any or all these customers do not continue as customers, the Company believes that additional customers will continue to be found for such services and products at comparable prices. See
Note 11 to the Consolidated Financial Statements.

                                   EMPLOYEES

As of August 31, 1995, the Company employed 13 full-time employees including management. Additionally, consultants are employed by the Company on a continuing basis. The Company believes its relations with its employees are good. None of the Company's employees are covered by union contracts.

                              GENERAL REGULATIONS

The extraction, production, transportation and sale of oil, gas and minerals as well as the conversion of alternative fuels vehicles are regulated by both state and federal authorities. The executive and legislative branches of government at both the state and federal levels, have in the past and, it appears, will continue to periodically propose and consider proposals for establishment of controls on the development and use of alternative fuels, energy conservation, environmental protection, taxation upon crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, the Company is unable to predict what effect, if any, implementation of such proposals would have upon the Company's operations. A listing of the more significant current state and federal statutory authority for regulation of the Company's current operations and business are provided herein below.

Federal Regulatory Controls

Oil and Gas Operations: Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. On July 26, 1989, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") was enacted, which removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales." The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively "Order No. 636"), which requires interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636, as well as orders in the individual pipeline restructuring proceedings are currently pending, the Company cannot predict the ultimate outcome of court review. This review may result in the reversal, in whole or in part, of Order No. 636.

In December 1992, the FERC issued Order No. 547, governing the issuance of blanket marketer sales certificates to all natural gas sellers other than interstate pipelines. The order applies to non-first sales that remain subject to the FERC's NGA jurisdiction. The FERC intends Order No. 547, in tandem with Order No. 636, to foster a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices.
Order No. 547 may increase competition in markets in which the Company's natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

ExproFuels: The Clean Air Act of 1970, as amended, requires that the concentration of pollutants in exhaust gases from the nation's cars, trucks and buses fall below prescribed pollution limits. Emission standards for different types of vehicles were established for carbon monoxide, hydrocarbons and nitrogen oxides. The Clean Air Act authorized the Environmental Protection Agency (EPA) to establish maximum concentration levels for the designated pollutants to protect public health. The EPA subsequently established these levels for six pollutants: carbon monoxide, nitrogen oxides, ozone, particulate matter, sulfur dioxide and lead. The Act requires that states, where the concentrations exceed the standards, develop plans to control these emissions and to reduce these contaminates. States which do not comply face possible bans on new source construction, freezes on federal grants and reduction in highway funds. If states fail to implement an adequate plan, the EPA may implement its own control measures which include downtown parking restrictions, staggered working hours, and gasoline rationing, as well as many other actions.

The Clean Air Act Amendments of 1990 clarified how areas would be designated as non-attainment areas for ozone, carbon monoxide and particulate matter in accordance with the severity of the air pollution problem. In November 1991, the EPA identified 98 non-attainment areas for ozone, 42 areas for carbon monoxide and 71 areas for particulate matter. Additional areas may be added if their air quality declines below the standards. Because automobiles, trucks and buses are one of the biggest contaminators, the Company has recognized the need for businesses and state and local governments to convert their vehicles to run on clean fuels such as liquefied petroleum gas (LPG), compressed natural gas (CNG) or liquefied natural gas (LNG). The Company believes that these regulations will be strong motivators to these entities to convert their vehicles thereby increasing activity in this newly emerging industry in which the Company is participating through its alternative fuels division, ExproFuels. For example, beginning with 1998 models, fleets with 10 or more vehicles capable of being centrally refueled in the 22 smoggiest cities (the serious, severe and extreme ozone nonattainment areas plus Denver, Colorado for carbon monoxide nonattainment) must begin to buy clean fuel vehicles.
Beginning in the model-year 1998, 30 percent of new passenger cars and most categories of light trucks and vans bought for these fleets must be clean fuel vehicles. The percentage rises to 50 percent in 1999 and 70 percent in 2000. For heavy-duty vehicles including school buses and delivery vans, the phase-in stays a constant 50 percent of new purchases beginning in 1998. Past history has shown that mandates of this type are generally met by the purchase of new gasoline or diesel vehicles and converting them to run on alternative fuels. Also under the amendments to the Clean Air Act are mandates for the Environmental Protection Agency (EPA) which began testing urban bus fleets in 1994. If it is found that the buses are not meeting the new standards in use, the EPA may mandate a switch to cleaner fuels in 48 cities with populations of more than 750,000.

The Energy Policy Act of 1992 also provides federal mandates for AFV. The primary aim of the Act is to reduce dependence of the United States on crude oil imports. The Act directly affects light-duty federal, state and some private fleets of at least 20 vehicles that can be centrally refueled and are operated in metropolitan areas with populations of 250,000 or more. The minimum federal fleet requirements for light-duty AFV are as follows: 5,000 in 1993; 7,500 in 1994; 10,000 in 1995; 25% in 1996; 33% in 1997; 50% in
1998; and 75% for 1999 and thereafter. In addition, federal fleets are mandated to use commercial fueling facilities that offer alternative fuels to the public as much as practicable. Purchases of light-duty vehicles by state governments are required to be AFV in the following amounts: 10% in 1996; 15% in 1997; 25% in 1998; 50% in 1999; and 75% in 2000 and thereafter. Private sector companies that make alternative fuels, such as natural gas companies, are required to introduce AFV into their fleets as follows: 30% in 1996; 50% in 1997; 70% in 1998; and 90% in 1999 and thereafter. Executive Order 12844, issued in April 1993, requires federal agencies to acquire, subject to the availability of funds and life-cycle costs, AFV in numbers that exceed by 50% the requirements for 1993 through 1995 set forth in the Energy Policy Act of 1992.

State Regulatory Controls

Oil and Gas Operations: In each state where the Company conducts or contemplates conducting oil and gas activities, such activities are subject to various regulations. In general, the regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where the Company conducts the majority of its oil and gas operations) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, none of the Company's production has been curtailed due to reduced allowables. The Company knows of no newly proposed regulations which will significantly curtail its production.

ExproFuels: The Clean Air Act Amendments of 1990 have caused at least sixteen states to pass legislation requiring the purchase or conversion of vehicles to run on clean fuels. Most of these require certain percentages of the state's own vehicle fleet to be converted by various dates. In addition, some states have mandated that school buses and metro transit systems convert percentages of their fleets within given time frames. Texas, for example, has legislated that school districts which operate more than 50 buses, state agencies with more than 15 vehicles and local transit authorities are not allowed to purchase or lease vehicles which cannot operate on an approved alternative fuel after September 1, 1993. By September 1, 1997, 50% of these fleets must be converted; and by

September 1, 2001, 90% must be operating on alternative fuels. In addition, Texas Senate Bill 769 requires that local government fleets of more than 15 vehicles and private fleets of more than 25 vehicles in non-attainment areas must convert their vehicles. Under HB 2575, Arizona has mandated that 40% of the state's fleet of vehicles must be converted to alternative fuels by December 31, 1995 and 90% by December 31, 1997. Additionally, large cities are required to convert city-owned vehicles and school buses under the following schedule:
18% by 1996; 25% by 1997; 50% by 1999; and 75% by 2001.  In Louisiana, Acts
927 and 954 require that 30% of the state's vehicles be converted to alternative fuels by September 1, 1994; 50% by September 1, 1996; and 80% by September 1, 1998. Many states have similar legislation which either legislates that conversions occur or gives incentives to help with the conversions although punitive actions have not always followed non-compliance.

In March, 1995 SB 200 was passed by the Texas Legislature which significantly affects certain sectors of the alternative fuels industry. The bill reclassified reformulated gasoline as an alternative fuel, in recognition of its cleaner, less polluting attributes. While effectively diminishing the effect of upcoming deadlines on state regulatory mandates on some public and private sector fleets operating in Texas, it established higher standards of allowable emissions for certain public fleets, such as state agencies and public transportation fleets.

The Company believes that this legislation will not significantly impact its alternative fuel division, ExproFuels, which is actively involved in helping these public sector entities convert their vehicles to meet these mandated quotas. Additionally, the Company is closely monitoring the legislative developments in Arizona where it also operates. As of year end, the Company was not aware of any Arizona legislation which would significantly dilute that state's mandate and related deadlines effecting the alternative fuel vehicles industry, while there is no assurance that new legislation will not be forthcoming in some future date which could adversely effect the Company's ability to conduct its business in Arizona.

Environmental Regulation

Oil and Gas Operations: The Company's extraction, production and drilling operations are subject to environmental protection regulations established by federal, state and local agencies. To the best of its knowledge, the Company presently believes that it is in compliance with the applicable environmental regulations established by the agencies with jurisdiction over its operations. The Company is acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon its earnings, capital expenditures or prospects for profitability. The Company's competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon the Company's position with respect to its competitors. The Texas Legislature has mandated in Senate Bill 1103 a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry and could severely impact the ability of the Company to continue as an operator in the future.

ExproFuels:  The Clean Air Act of 1970 and the Clean Air Act Amendments of
1990 have made improving the air quality in the United States a major goal. To this end, the EPA has established maximum permitted levels for six major air pollutants: carbon monoxide, nitrogen oxide, ozone, particulate matter, sulfur dioxide and lead. Certain metropolitan areas have been designated as non-compliance areas. These areas have been classified as marginal, moderate or severe depending upon the level of contamination. The EPA has established a time schedule for each of these classifications to be brought within compliance with the Act. ExproFuels, the Company's alternative fuels division, is converting vehicles to run on LPG, CNG or LNG which lowers the level of the pollutants being emitted in the non-attainment area because these alternative fuels are much cleaner-burning fuels than gasoline. ExproFuels is, consequently, subject to the EPA standards for emissions from vehicles which have been converted. Some states have adopted their own standards; most of these have adopted those of the California Air Resources Board (CARB) which has been a leader in defining acceptable limits for pollutants. ExproFuels must also comply with the applicable state regulations regarding the conversion of vehicles and the sale of alternative fuels.

Federal and State Tax Considerations

ExproFuels:   In October of 1992, Congress passed the Comprehensive National
Energy Policy Act which encourages the use of natural gas by providing a deduction for a portion of the incremental cost of motor vehicles that are propelled by clean burning fuels. The amount of the deduction depends on the gross vehicle weight and ranges from $50,000 for heavy trucks and buses, $5,000 for medium weight trucks and $2,000 for other motor vehicles. The Act also allows a deduction for the cost of qualified clean fuel vehicle refueling property, defined as property used to refuel clean-fuel vehicles at the point where the fuel is delivered. The aggregate cost that may be taken into account in determining the amount of the deduction may not exceed $100,000 at any location. The deductions apply to properties placed in service after June 30, 1993. At least twenty-four states have enacted their own legislation to give additional incentives to companies desiring to convert or purchase natural gas vehicles. These incentives vary considerably from state to state. Arizona reduces the license tax and gives a tax credit of $1,000 for alternative fuel vehicles purchased in 1994, 1995 and 1996. Oklahoma gives a state income tax credit of up to $1,500 and has provided interest free loans of up to $1,500,000 to local government and school districts to convert vehicles. Louisiana provides that 20% of the conversion costs can be deducted as a tax credit. Texas has legislated that propane and natural gas are exempt from the recent increase of $0.05 per gallon motor fuels tax.

ITEM 2.  PROPERTIES

                              PHYSICAL PROPERTIES

The Company's administrative offices are located at 500 North Loop 1604 East, Suite 250, San Antonio, Texas. These offices, consisting of approximately 5,700 square feet, are leased through February 28, 1997 at $5,756 per month.

In addition, the alternative fuels division, ExproFuels, leases four facilities, as follows:

                                                        Approximate         Monthly
          Location                      Type            Square Feet          Rental           Expiration
         ----------                     ----           -------------        --------          ----------
         San Antonio, Texas          conversion                5,000        $2,500                May 1996
         New Orleans, Louisiana      conversion               15,000         4,200           February 1997
         Dallas, Texas               conversion                7,000         1,900                May 1997
         Dallas, Texas               fueling                   8,200           400               July 1996

The New Orleans facility has been closed by the Company, and the facility has been subleased under a noncancellable lease, expiring February, 1997, for $4,500 per month.

Management believes the facilities are suitable to accommodate anticipated growth of the ExproFuels division in these cities over the next several fiscal years. While no additional conversion center locations are anticipated to be leased in other cities during the next fiscal year, the Company is seeking additional fuel station sites.

Oil and Gas Properties

All the Company's oil and gas properties, reserves and activities are located onshore in the continental United States, except for 4,065 acres of undeveloped oil and gas leases in Canada. There are no quantities of oil or gas subject to long-term supply or similar agreements with foreign government authorities.

                    Proved Reserves, Future Net Revenue and
                 Present Value of Estimated Future Net Revenues

The following unaudited information as of August 31, 1995, relates to the Company's estimated proved oil and gas reserves, estimated future net revenues attributable to such reserves and the present value of such future net revenues using a 10% discount factor. Estimates of proved developed oil and gas reserves attributable to the Company's interest at August 31, 1995 and 1994 are set forth in Note 10 of the audited financial statements set forth in this Annual Report on Form 10-K.

Present Value of Estimated Future Net Revenues from proved developed oil and gas reserves as of August 31, 1995, are as follows:

                                           Present Value of
             Years Ending                  Estimated Future
              August 31                      Net Revenues
             ------------                  ---------------
                 1996                        $   252,372
                 1997                            200,543
                 1998                            152,927
                 1999                            116,557
                 2000                             88,912
                                                    -
              Thereafter                         410,729
                                             -----------
                      TOTAL                  $ 1,222,040
                                             ===========

The present value of estimated future net revenues is computed in accordance with SEC requirements. These amounts were computed by applying current prices for oil and gas, giving effect only to those escalations in prices of gas which are currently contractually defined, and deducting estimated future expenditures to develop and produce the proved reserves and applying a discount factor of 10%.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas liquids and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. No reserve estimates have been filed with or included in reports to any federal or foreign government authority or agency, other than the Securities and Exchange Commission, since the Company's latest Form 10-K filing.

                                   Production

The following table summarizes the Company's net oil and gas production, average sales prices and average production costs per unit of production for the periods indicated.

                                                                          Years Ended August 31
                                                                     1995            1994           1993
                                                                     -----          ------         ------
      Oil:
          Production in Barrels                                      2,598          2,479             561
          Average sales price per Barrel                            $16.89         $14.55          $17.98
      Gas:
          Production in MCF                                        177,238         82,656          20,450
          Average Sales Price per MCF                               $ 1.62         $ 2.23          $ 1.89

         Average cost of production per equivalent Barrel (1)       $ 1.32         $ 1.80          $ 6.97

       (1) Oil and gas were combined by converting gas to barrel equivalent on the basis of 6 Mcf of gas = 1 barrel of oil. Production costs include direct lease operations and production taxes.

                    Producing Properties - Wells and Acreage

The following table sets forth the Company's producing wells and developed acreage assignable to such wells at August 31, 1995:

                                                                               Productive Wells
                                             ----------------------------------------------------------------------------
              Developed Acreage                       Oil                            Gas                      Total
             ------------------              --------------------           -------------------          ----------------
             Gross          Net              Gross            Net           Gross           Net          Gross        Net
             -----          ---              -----            ---           -----           ---          -----        ---
             2,080          509                5             .86              8             2.04           13          2.9

Productive wells consist of producing wells and wells capable of production, including shut-in wells and wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

A "gross well" or "gross acre" is a well or acre in which a working interest is held. The number of gross wells or gross acres is the total number of wells or acres in which working interest are owned. A "net well" or "net acre" is deemed to exist when the sum of fractional ownership interest in gross wells or gross acres equals one. The number of net wells or net acres is the sum of fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

                              Undeveloped Acreage

As of August 31, 1995, the Company owned, by lease or in fee, the following undeveloped acres, all of which are located in the Continental United States or Canada, as follows:

                                                                                         Est. FY 1996
             United States             Gross Acres             Net Acres                 Delay Rentals
             -------------             -----------             ---------                 -------------
                  Texas                    55,408                38,695                     $ 86,000
                  North Dakota             56,858                 5,369                        1,800
                  Montana                   7,280                    83                            0

             Canada
             ------
                  Alberta                   4,065                 3,309                        6,476
                                          -------                ------                     --------
                   Totals                 123,611                47,456                     $ 94,276
                                          =======                ======                     =========

A Texas lease containing approximately 33,000 acres also has a requirement to drill a well every 90 days to keep the lease in effect since the primary term of the lease has expired. The Company is presently drilling under the terms of the lease and hopes to be able to keep the lease in force by continuous development during the year.

                               Drilling Activity

The Company participated in the drilling of three exploratory wells during the last fiscal year on the Paloma Ranch in Maverick County, Texas. The Paloma #1-133 was drilled using the Company's 3-D seismic to test the Glen Rose formation. Although the well found over 100 feet of porosity bearing reef, the patch reef was full of water so the well was plugged and abandoned. Subsequently, the Company drilled the Paloma #1-89 which was also a Glen Rose test located using the 3-D seismic on the Paloma Ranch. Unfortunately, this reef was also full of water;

therefore, no completion attempt was made in the Glen Rose formation. However, casing was cemented through the Georgetown formation and a completion attempt will be made in the Upper Georgetown at a later date. Edco Energy, Inc. and the Company drilled the Paloma "A"83-1H during the last quarter of the year using 2-D seismic data to locate Georgetown faults. Two separate laterals were drilled in the Upper Georgetown interval in hopes of improving production over typical Georgetown completions. The well has been completed but produces only 150 mcfd, indicating that the wellbore is either damaged or the formation has very low permeability. Management will evaluate the well over the next few months to determine whether or not production can be increased by additional capital expenditures.

Mineral Properties

The Company owns an 82.5% mineral interest and leases 17.5% of the minerals and 100% of the surface interest related to mining operations in and to the 3,809 acres Holmgreen Ranch in Kinney and Uvalde Counties of Texas. Delay rental costs are expected to be $3,809 in 1996. This property contains in excess of one billion tons of rock asphalt which is used as road building material in the area. A marketing study which the Company commissioned in 1989 indicates that the property is marginally economic at current oil prices. Increased oil prices or increased asphalt markets would make the reserves very valuable to the Company. Management has visited with companies who are interested in developing the reserves either by conventional mining of rock asphalt or by the use of technologies and processes which may allow the production of the asphalt as light oil. The Company is disputing a claim against this property which is more fully described under ITEM 3. LEGAL PROCEEDINGS.

ITEM 3.  LEGAL PROCEEDINGS

In September, 1992, Big Four Ranch Corporation (Big Four) field suit against the Company, Spectrum Resources, Inc. (SRI), and Holmgreen Ranch Corporation (Holmgreen) alleging that Big Four had a prior claim to a 32.5% mineral interest in the Holmgreen Ranch. The Company owns 82.5% of the minerals under the ranch and has a mining lease on the surface and remaining 17.5% which were purchased by Big Four from Continental Federal, a Federal Savings and Loan Association. Big Four alleges that Continental Federal had received a final deficiency judgment against Holmgreen prior to the time Holmgreen transferred the interest to SRI. The Company in turn purchased its interest from SRI on September 9, 1988 in exchange for shares of the Company's common stock. The Company has denied the allegations contained in the suit. Because the Company has a lease on all of Big Four Ranch's mineral and surface interest in the Holmgreen Ranch, which was ratified by Continental Federal, Big Four's predecessor-in-title, the Company does not believe that an adverse decision would have a material effect on the Company's ability to develop the property. This matter is currently set for trial on January 12, 1996, in the 239th Judicial District Court of Brazoria County, Texas.

There are no other legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended August 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The following is a range of high and low bid prices for the Company's common stock for each quarter of the last two years based upon bid prices reported by the National Association of Securities Dealers Quotations system under the call symbol "TXCO":

                                                            Range of Bid Prices
                                                            -------------------
          Quarter ended:                                    High            Low
          --------------                                   ------          -----
           August 1995                                    $ 3.59          $ 2.50
           May 1995                                         4.00            2.75
           February 1995                                    2.93            2.37
           November 1994                                    3.31            2.56


           August 1994                                    $ 3.00          $ 2.25
           May 1994                                         4.25            2.37
           February 1994                                    3.56            2.37
           November 1993                                    3.62            2.87

As of September 30, 1995, there were approximately 1,900 holders of record of the Company's Common Stock. The transfer agent for the Company is Bank of Boston, Boston, Massachusetts. The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information is derived from and qualified in its entirety by the Consolidated Financial Statements of the Company and the Notes thereto as set forth in this Annual Report on Form 10-K commencing on page F-1.

                                                                                  Years Ended August 31
                                   -------------------------------------------------------------------------------------
                                            1995            1994          1993             1992          1991
                                            ----           ------        ------          --------       -------
Operating Revenues                     $  1,104,604    $  1,058,073     $   116,716    $   144,761     $  294,154

Loss before extraordinary items          (2,153,365)     (1,550,953)     (2,277,144)    (1,337,992)      (597,398)

Loss per common share before
  extraordinary items (1)                     (0.44)          (0.36)          (0.64)         (0.44)         (0.21)

Total Assets                              4,592,892       3,152,988       2,629,741      2,788,497      3,478,480

Long-term obligations (2)                 2,349,849         715,598         277,752         22,865        141,374

Shareholders' equity                      1,377,747       1,613,121       1,214,297      1,974,440      2,406,958

Weighted average shares
 outstanding (1)                          4,863,961       4,267,363       3,533,973      3,016,922      2,885,770

(1) Amounts reflect 1 for 50 reverse common stock split as of March 29, 1993.
(2) Excludes current portion of long-term obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

                        CAPITAL RESOURCES AND LIQUIDITY

In fiscal year 1995, the Company was successful in raising funds under a convertible note payable and indenture of trust agreement which was initially started in the 4th quarter of fiscal 1994. During this year, the Company raised $1,689,697 in funds under this long term debt agreement, increasing to $1,764,697 the total amount raised under this agreement. Although the debentures offering raised a significant amount of needed capital for the Company, the funds were not received as timely as was projected. The delay in obtaining the funds reduced management's ability to initiate its intended development activities as planned. The Company also raised $508,000 from sales of Common Stock in fiscal 1995 and $261,000 from the sale of oil and gas properties. Proceeds were utilized to fund the Company's cash loss from operations of $2,030,000, payment of interest of $180,000, payments on current portion of debt and capital leases of $142,000 and for capital expenditures of $545,000. The capital expenditures included approximately $290,000 to develop oil and gas properties in Maverick County, $105,000 for equipment purchases for use in the U.S. operations of ExproFuels, and $150,000 for ExproFuels growing participation in international operations through its joint venture investment in CNG, International, LLC.

At August 31, 1995, the Company had current assets of $1,199,000 and current liabilities of $865,000, resulting in $334,000 in working capital, as compared to a working capital deficit of $360,000 at August 31, 1994. However, the Company had a deficit of "quick" assets (cash and receivables) to current liabilities of $443,000 at year end 1995 compared to a deficit of $554,000 at year end 1994. Management hopes to raise additional funds during 1996 to improve the Company's liquidity. Management is working with a European investment group that has successfully raised capital for Luxello Properties, Inc., now Organic Solutions, which was a company spun-off from the Company in 1986. The group has indicated it will use its best efforts to raise up to three million dollars for the Company over the next few months. Management is expectant that the group will be successful as evidenced by their previous successes.

In fiscal year 1994, the Company's investment advisor, KRI Growth Stocks, successfully completed a $1,000,000 private placement which it had begun earlier during the 1993 fiscal year by raising an additional $330,000. On September 21, 1993, the Company prepared a $2,500,000 offering pursuant to Regulation S and entered into a best efforts agreement with VenBanc, Inc. to raise the funds. VenBanc was only partially successful as it raised $673,000 through May 10, 1994, when the Company officially closed the offering. The Company also issued $500,000 of convertible debentures. Further, existing shareholders exercised outstanding warrants for 97,500 shares of stock which raised $244,000 in cash, and a private placement of 86,000 shares of stock raised $248,000 in cash. In summary, the Company was successful in raising $1,995,000 (net of expenses) during the 1994 fiscal year. Proceeds were utilized to fund the Company's 1994 cash loss from operations of $1,017,000, to retire long-term debt of $380,021 and for capital expenditures of $593,000. The capital expenditures included $363,000 spent to develop the Company's oil and gas properties in Maverick County and $230,000 for equipment purchases in the expanding ExproFuels division.

At August 31, 1994, the Company had current assets of $464,000 and current liabilities of $824,000, resulting in a working capital deficit of $360,000. This compares to a working capital deficit of $1,000,000 at August 31, 1993. This improvement was primarily attributable to the raising of cash from the sale of stock and long-term debt borrowings as described above, as well as from the cancellation of accrued payroll in amount of $322,000 by the Company's president.

During the fiscal year ended August 31, 1993, the Company financed its operations by selling 446,000 shares of its common stock for $892,000. This capital infusion, along with $200,000 in borrowings, allowed the Company to continue limited development of its oil and gas properties, to commence operations in its alternative fuel division, ExproFuels, and to fund cash losses from operations for 1993 of $701,000.

The major components of the Company's plans, and the requirements for additional capital at August 31, 1995, include the following:

Oil and Gas Division

To accelerate development of its 50,000 acre Maverick County leasehold interest by drilling, approximately 36 well sites have been identified using 21.5 square miles of 3-D seismic data acquired by the Company in 1993. During 1996, the Company plans to drill a minimum of 3 additional wells, in keeping with lease renewal requirements, with the first well to spud in the 2nd quarter of fiscal 1996. The Company's share of the cost of each well is approximately $240,000 for a completed well and $120,000 for a dry hole. The Company has an option to increase its interest in 33,000 acres of its Maverick County leasehold by up to 12.5% though April, 1996, and expects to exercise 7.5% of its option in the 1st quarter of fiscal 1996. Delay rentals required to maintain the Company's interest in its undeveloped leasehold acreage are estimated to be $94,000 in 1996.

ExproFuels Division

Capital requirements to sustain ExproFuels growth are projected to be at least $500,000 in capital expenditures and an additional $500,000 in working capital such as accounts receivable and inventory. These plans provide for new Company owned fuel station installations to be opened during fiscal year 1996, as well as continuing, ongoing international marketing efforts in Europe, Asia and Latin America. These expenditures will be in the form of capital investments in foreign joint ventures or in general and administrative expenditures in support of such activities.

Summary of Capital Resources and Liquidity

The ability of the Company to carry out some or all of these plans will depend on its ability to raise additional capital and ultimately to achieve ongoing profitable operations. Although the Company believes it will be able to raise the funds required to meet its current obligations during fiscal year 1996, there are no assurances that the funds to sustain operations or fund the Company's capital needs or debt service requirements will be available. The continuation of depressed oil and gas prices, an inability to establish significant additional oil and gas production or insufficient growth towards profitability for the alternative fuels division could have a material and direct effect on the Company's cash flow from operations and anticipated levels of working capital, and could force the Company to revise its planned capital expenditures and challenge the viability of continuing in its two industry segments. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Nevertheless, the Company's management believes that its current capital raising efforts will ultimately be successful enabling the Company to meet its obligations.

                             RESULTS OF OPERATIONS

1995 Compared to 1994

Oil and Gas Division

Revenues from oil and gas sales in 1995 increased to $304,000 from $209,000 in 1994, primarily as a result of the Paloma #1-107 gas well having production for a full year. Exploration expenses increased by 93,000 from 1994 to 1995 due to the drilling of one dry hole during the year, the Paloma #1-133, plus the write off of the portion of the drilling cost of the Paloma #1-89 below its final completion horizon in the Upper Georgetown interval. Depletion increased by $52,000 from 1994 to 1995 due to increased production volumes from the first full year of the Paloma # 1-107, as mentioned above. Depletion per equivalent barrel of production remained almost unchanged, increasing to $3.17 per barrel in 1995 from $3.14 per barrel in 1994. The Company again recognized an impairment of $171,505 on its Holmgreen Ranch mineral interest.

General and administrative costs increased by $288,000 from 1994 to 1995. The significant components of the increase included a $200,000 one time charge in 1995 for marketing services, and increases in public expense of $26,000 and consulting fees expense of $31,000.

ExproFuels Division

ExproFuels division revenues experienced a net decrease of $48,000 from 1994 to 1995. Components of this net decrease were a $49,000 decrease in conversion sales and a $65,000 decrease in fuel station construction that was partially offset by a $66,000 increase in alternate fuel sales. Lower conversion sales were primarily the result of the closing of the New Orleans conversion facilities. Lower fuel station construction revenues reflect the Company's decision to build more Company owned fuel stations to support its growing fuel sales. Alternative fuels sales increased significantly due to the first full year of operation of Company owned fuel stations in Plano and Dallas, as well as additional fuel stations place in operation during 1995 under the Texas Department of Transportation contract.

Costs of sales increased by $361,000 from 1994 to 1995 due to higher than expected costs associated with the New Orleans location operations, both while it was in operation and in association with its closing. Additionally, higher start-up cost in the Arizona operations are reflected entirely in 1995, while revenues have been limited to date in this new market.

Other costs included a decrease of $145,000 due to the one time charge, in 1994, for writing off of the Company's previously acquired technological rights. General and administrative expense decreased by $146,000 from 1994 to 1995. Included in this change are declines in consulting services of $18,000, rent expenses of $ 32,000, general shop supplies, tools and equipment maintenance of $42,000 and payroll overhead of $30,000.

Summary

In total, revenues from operations increased by $46,000 from 1994 to 1995. This slight revenue increase was significantly offset by the increase in total costs and expenses of $544,000 from 1994 to 1995, resulting in the overall increase in loss from operation of $460,000 for the year.

Other non-operating expense changes consisted primarily of an increase in interest expense of $154,000 from 1994 to 1995, due directly to the completion during the year of borrowings under the convertible note payable and indenture of trust, with such borrowings increasing by $1,690,000 from 1994 to 1995.

As a result of the above, net losses, before extraordinary item, increased by $603,000 for the year ended August 31, 1995.

1994 Compared to 1993

Oil and Gas Division

Oil and gas sales increased during fiscal year 1994 to $209,000, an increase of $148,000 over 1993. This significant increase is primarily attributable to the production from the Paloma #1-107 as well as from the Paloma #1-84 which was completed during 1993 and had a full year of production during 1994. The #1-107, which was completed during the third quarter of 1994, has nearly fifty feet of gas-bearing porosity within the Glen Rose formation. The well was flowed at rates in excess of 2,000,000 cubic feet of gas per day and had an absolute open flow potential of 44 million cubic feet of gas per day. The decrease in exploration expenses for 1994 to $58,000 compared to $187,000 in 1993 reflects that no dry holes were drilled during 1994, no significant seismic expenses were incurred, and delay rentals were reduced by approximately $34,000 on the Paloma leasehold as production requirements were achieved by the Company under terms of its lease. Depletion expense for 1994 increased by approximately $45,000 due to the Company's increased production volumes during the year. Abandoned leases and equipment decreased from $1,305,000 in 1993 to $31,000 in 1994. This significant decrease is due to the fact that only 1,265 acres of the Company's Canadian leases were dropped during 1994 as opposed to significant abandonments in Canada and Zavala and Maverick County, Texas during 1993.

Because the Company's efforts to economically develop its Holmgreen Ranch mineral property have been unsuccessful to date, coupled with the uncertainty of when economic conditions many allow the Company to do so, the carrying value of the Holmgreen mineral property was reduced in 1994 by recording an impairment expense of $171,000. No oil and gas properties were impaired by the Company during 1994.

ExproFuels Division

Due to the fact that the ExproFuels division commenced its operations during the final part of the fiscal year ended August 1993, a direct comparison of 1994 operating results to 1993 would not be meaningful. Following are the significant operating results of the ExproFuels division for its year ending August 31, 1994.

Two new conversion facilities were opened during 1994, one in New Orleans, Louisiana and one in Dallas, Texas. The New Orleans facility was opened primarily as a result of the Company being selected as a subcontractor for Ecogas, Inc., who was awarded a contract to convert up to 25% of the state's vehicles to CNG. Under ExproFuels' contract with Ecogas, ExproFuels was to convert at least 100 vehicles per month. Accordingly, in February the Company opened a state-of-the-art conversion facility and hired and trained nine mechanics plus two support staff in anticipation of generating revenues of approximately $250,000 per month. Ecogas and the State of Louisiana have been unable to deliver vehicles to convert near the rates established in the contract. Therefore, the Company laid off six of its mechanics as of August 31, 1994. Revenue from this location was approximately $182,000 for fiscal year 1994, which is not sufficient for the Company to operate profitably at this location. The Company has taken steps to attempt to rectify the number of vehicles made available to convert, but generally has been unsuccessful.

The Dallas, Texas, conversion facility was opened during May of 1994 primarily to convert a private fleet of approximately thirty vehicles to LPG. Under the terms of this contract, the Company is financing the cost of the conversion for the customer in exchange for lease fees and a five-year fuel sales contract. The customer is refueling its vehicle fleet at the Company's LPG refueling station constructed during the year near Love Field Airport in Dallas. The Company anticipates that the refueling facility, which is available for private fleet use, will act as an additional incentive for other private fleets to convert their vehicles. In addition, the Company has hired an outside consultant to help generate additional conversion sales in the Dallas area.

The San Antonio, Texas conversion facility, which was the first conversion facility opened during 1993, continued to grow during fiscal 1994 as conversion sales from this facility grew to approximately $400,000 for the year. In addition, two refueling construction contracts totaling $162,603 were completed by the San Antonio conversion personnel.

During the second half of 1994, the Company became increasingly dissatisfied with the progress made by Greenway Environmental Research related to the development and technology rights to convert diesel engines acquired by the Company during 1993. Management finally determined it could no longer work with Greenway in an effective manner and, accordingly, its Development and Licensing Agreement with Greenway was terminated effective August 31, 1994. The carrying value of the technological rights and its related obligation were written off, resulting in a charge to current years operations of $144,000.

The ExproFuels division continued to invest heavily in sales and promotional activities during the 1994 fiscal year. These activities, as well as the increased overhead expenses associated with its new conversion facilities opened during the year, resulted in total general and administrative expenses within the division to increase to approximately $700,000 for the year. Major components of general and administrative expenses include $117,000 for promotional related expenses, $108,000 for occupancy related expenses, and $357,000 for salaries, wages and consulting services. The overall loss from operations for the ExproFuels division was $835,543 for the year ended August 31, 1994.

1993 Compared to 1992

Oil and Gas Division

During 1993, oil and gas revenues increased to $61,000 from $44,000 in 1992. This increase was primarily attributable to the Company's successful participation with a 12.5% carried working interest in Prime Operating's Paloma #1-84. Other revenues in 1993 amounted to only $11,000 compared to $101,000 in 1992. This decrease was due to the Company not selling any oil and gas properties in 1993 as opposed to 1992 when it recognized a gain on the sale of properties of $55,000 and other operating income was $45,000. The Company also had a small overriding royalty interest in two successful wells that commenced production in late 1993. This helped increase the Company's present value of future net revenues by over 250% to $694,000 at August 31, 1993.

Operating costs and expenses remained fairly stable as compared to 1992, except that the Company recognized a non-cash increase in abandoned leases in 1993 to $1,305,000 from $688,000 in 1992. This was the result of the Company releasing all but 5,330 acres it held under lease in Canada. This acreage was released because the Company could not find an equity partner willing to participate in the Canadian leasehold acreage. The Company also dropped certain of its leases in Zavala and Maverick Counties in Texas due to the oil and gas industry's reduced interest in drilling in certain of the leased areas.

ExproFuels Division

During fiscal year 1993, the Company commenced operations in the alternative fuels industry through its ExproFuels division. The Company acquired the worldwide rights to technology to convert diesel engines to alternative fuels from Greenway Environmental Research at a cost of approximately $400,000 under a three-year Development and Licensing Agreement. In May of 1993, the division opened its first conversion facility in San Antonio, Texas and was awarded its first contract with the Judson Independent School District which generated $41,000 in sales prior to year end.

The increase in general and administrative expenses during 1993 of $155,000 was primarily attributable to the increased overhead and start-up expenses of the ExproFuels division.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto are set out in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of November 8, 1995:

              Name                       Position                                Age
            --------                   ------------                            -------
         Stephen M. Gose, Jr.      Chairman of the Board of Directors            65

         Thomas H. Gose            Director and Secretary                        40

         James E. Sigmon           President and Director                        47


Stephen M. Gose, Jr., has served as Chairman of the Board of Directors of the Company since July, 1984. He has been active for more than five years in exploration and development of oil and gas properties, in real estate development, and in ranching through the operations of Cibolo Properties, Inc., its predecessors and affiliates. Inc.

Thomas H. Gose is the sole Director, CEO and President of Cibolo Properties, Inc. He formerly served as President of Spectrum Resources, Inc. (a majority shareholder of the Company) since 1987. Since February, 1989, he has also served as Director of the Company and as Secretary of the Company since January 2, 1992. He has been the President of the Company's alternative fuels division, ExproFuels, since its inception. Thomas H. Gose is the son of Stephen M. Gose, Jr.

James E. Sigmon has served as the Company's President since February 1985. He has been a Director of the Company since July 27, 1984.

Each of the aforementioned Executive Officers and/or Directors have been elected to serve for one year or until his successor is duly elected.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Information: The following table contains certain information for each of the fiscal years indicated with respect to the chief executive officer and those executive officers of the Company as to whom the total annual salary and bonuses exceed $100,000:

                           SUMMARY COMPENSATION TABLE

Name and                                                       Other Annual     Long-term        All other
Principal Position         Year       Salary      Bonuses      Compensation     Compensation    Compensation
------------------         ----       ------      -------      ------------     ------------    ------------
James E. Sigmon            1995       $ 72,000      $ 0           $ - (1)           $ 0              $ 0
President & CEO            1994         88,958        0             0                 0                0
                           1993        109,000        0             0                 0                0

(1)  Other compensation is less than 10% of salary and bonuses.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                         Potential Recognizable
                                                                                                           Value at Assumed
                                    % of Total Options                                                        Annual Rates
                     # Options     Granted to Employees      Exercise Price        Expiration         ---------------------------
         Name       Granted (1)       in Fiscal Year           per Share              Date             5%         10%         20%
    -------------   -----------    --------------------      --------------        -----------        ----       ----        ----
James E. Sigmon       100,000             100%                   $ 2.75              2/10/05         $6,875     $13,750     $27,500

(1) Options to purchase common stock were granted on February 10, 1995 and approved by Shareholders April 28, 1995.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                     Number of Unexercised           Value of Unexercised
                           # Shares     Value             Options/SARs                     Options/SARs
         Name              Exercised    Realized         August 31, 1995                August 31, 1995
    -------------          ---------    --------     -----------------------         ---------------------

James E. Sigmon              50,000     $ 93,750             150,000                        $ 20,500
Stephen M. Gose, Jr.        100,000       26,848                -0-                              -0-

All of Mr. Sigmon's unexercised options were exercisable as of August 31, 1995.

                           COMPENSATION OF DIRECTORS

Members of the Board of Directors of the Company are not compensated for any services provided as a director except that during the year ended August 31, 1995, Mr. Stephen M. Gose, Jr. was paid $46,000 in his capacity as Chairman of the Board of Directors.

                              EMPLOYMENT CONTRACTS

The Company had an employment agreement with its president, Mr. James E. Sigmon, which sets his salary at a minimum of $72,000 annually. The agreement is cancelable with 90 days notice by the Company.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee. During the year ended August 31, 1995, the following officers participated in deliberations of the Company's Board of Directors concerning executive officer compensation: Mr. James E. Sigmon, Mr. Thomas H. Gose and Mr. Stephen M. Gose, Jr.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth beneficial ownership of the Company's common stock, its only class of equity security. The percent owned is based on 7,262,985 shares outstanding which includes 1,735,015 shares under options and warrants as of November 8, 1995.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning all persons known to the Company to beneficially own 5% or more if its common stock.

         Name and Address of                         Number of Shares                   Percent
          Beneficial Owner                          Beneficially Owned                   Owned
         ------------------                         ------------------                  -------
         Thomas H. Gose (1)                              1,165,044                       16.04%
         500 North Loop 1604 East
         Suite 250
         San Antonio, TX 78232

         Western Exploration Pty. Ltd.                     400,000                        5.51%
         11490 Westheimer
         Suite 200
         Houston, TX 77077-6841

         Donald Q. Greenway(2)                             375,000                        5.16%
         40104 Industrial Park Circle
         Georgetown, TX 78626


(1) Includes 1,144,644 shares owned by Spectrum Resources, Inc. (SRI). SRI is a wholly-owned subsidiary of Cibolo Properties, Inc. Thomas H. Gose, as the sole shareholder of Cibolo, has the power to vote the shares owned by SRI. Accordingly, he is deemed to be the beneficial owner of the SRI shares.

(2) Represents a warrant to acquire shares that is exercisable at August 31, 1995, and expires July 31, 1996.

             SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the number of shares of common stock beneficially owned as of November 8, 1995 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. Information provided is based on the Form 4's obtained from stock records of the Company and the Company's transfer agent.

                                                    Number of Shares                 Percent
           Name                                    Beneficially Owned                 Owned
         --------                                  ------------------                -------
         Thomas H. Gose                                 1,165,044                     16.04%
         James E. Sigmon                                  200,000                      2.75%
         Stephen M. Gose, Jr.                             100,000                      1.38%

         All Directors and Executive
         Officers as a group (3 persons)                1,465,044                     20.17%

Information provided is based on Form 4's, stock records of the Company and the Company's transfer agent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August, 1995, a company affiliated with the Company's Chairman loaned the Company $50,000. The loan was repaid in full on August 31, 1995.

During 1995, the Company acquired unproved oil and gas leasehold acreage from a company owned by the Chairman, with a basis of $300,000, for 186,731 shares of its Common Stock.

During the year ended August 31, 1994, Mr. Harold D. Rogers, a former Vice President of the Company, represented certain persons, including himself, who have joint ventured with the Company in certain oil and gas properties. During 1994, the Company acquired an option for $200,000 from one of these joint ventures. The option allows the Company to increase its interest in certain oil and gas properties. A part of this option was exercised in 1995, reducing the capitalized portion of the option to $166,667 at August 31, 1995.

In May 1994, a corporation in which Mr. Rogers owns an interest, loaned the Company $500,000 under the terms of a convertible promissory note. The terms of the note include interest at 10% per annum, payable quarterly, and a conversion option at $3.00 per common share of stock. The note is callable at the option of the Company in the event the closing bid price of the Company's common stock averages $7.00 for a period of forty-five days.

In February 1994, the Company reached an agreement with its president, James E. Sigmon, to restructure his employment compensation. Mr. Sigmon agreed to reduce his annual salary from $109,000 per year to $72,000, and was granted a one percent (1%) overriding royalty interest in the Paloma and Kincaid leases in Maverick County, Texas, in which the Company has an interest.

In February 1994, a corporation in which Jim Holisky, a former controller of the Company owned an interest, entered into a drilling joint venture with the Company to drill a gas well in Maverick County, Texas. The corporation contributed $100,000 to the joint venture in exchange for a 25% working interest in the gas well, and options for a 5% working interest in four additional gas wells. On May 2, 1994, the Company acquired 80% of the 25% working interest (net 20% working interest) for 60,150 shares of common stock.

In November 1993, James E. Sigmon, the president of the Company canceled accrued payroll in the amount of $322,492 due to him from previous years under his employment agreement. The Company accounted for this extinguishment of debt as an extraordinary item for the year ended August 31,1994.

As of August 31, 1993, the Company owed Spectrum Resources, Inc., an affiliated company, $31,275 for prior services as well as a note payable in the amount of $10,073 bearing interest at 12% per annum. In December of 1993, the note was modified to include the remaining amount for services plus accrued interest. The note was paid in full in 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are being filed as part of this annual report on Form 10-K after the signature page, commencing on page F-1.

    (1)      Consolidated Financial Statements:

             Independent Auditors' Reports.
             Consolidated Balance Sheets, August 31, 1995 and 1994 Consolidates Statements of Operations, Years Ended August 31,
                 1995, 1994 and 1993.
             Consolidated Statements of Stockholders' Equity, Years Ended
                 August 31, 1995, 1994 and 1993.
             Consolidated Statements of Cash Flows, Years Ended August 31,
                 1995, 1994 and 1993.
             Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedule for the years ended August 31, 1995, 1994 and 1993:

             Schedule II - Valuation and Qualifying Reserves.

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

    (3)      Exhibits:

             ** 3.1   Articles of Incorporation of the Registrant filed as
                         Exhibit 3(B) to the registration statement on Form S-1; Reg. No. 2-65661.

             ** 3.2   Articles of Amendment to Articles of Incorporation of
                         The Exploration Company, dated July 27, 1984, filed as Exhibit 3.2 to Registrant's Annual report on Form 10-K, dated February 4, 1985.

             ** 3.3   Articles of Amendment to the Articles of Incorporation
                         of the Exploration Company dated April 2, 1985.

             ** 3.4   By-Laws of the Registrant filed as Exhibit 5(A) to the
                         Registration Statement on Form S-1; Reg.  2-65661.

             ** 3.5   Amendment to By-Laws of registrant, dated September 1,
                         1985.

             ** 3.6   Articles of Amendment to the Articles of Incorporation
                         of The Exploration Company dated April 6, 1990.

             **10.2   Employment Agreement between the Registrant and James E.
                         Sigmon, dated October 1, 1984.

             **10.3   Registrant's Amended and Restated 1983 Incentive Stock
                         Option Plan filed as Exhibit A to registrant's definitive Proxy Statement, dated February 20, 1985.

             **10.4   Registrant's 1995 Flexible Incentive Plan, filed as
                         Exhibit A to registrant's definitive Proxy statement, dated April 28, 1995

**  Previously filed


(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed in the 4th quarter of the registrant's fiscal year or through the date of this filing.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE EXPLORATION COMPANY
                                           Registrant



November 27, 1995                     By:      /s/  JAMES E. SIGMON,
                                          -------------------------------------
                                                    James E. Sigmon,
                                                      President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                                  DATE
----------                             -----                                  ----
   /s/  STEPHEN M. GOSE, JR.           Chairman of the Board of Directors     November 27, 1995
-----------------------------------
        Stephen M. Gose, Jr.

      /s/  THOMAS H. GOSE              Director and Secretary                 November 27, 1995
-----------------------------------
          Thomas H. Gose

     /s/  JAMES E. SIGMON              President and Director                 November 27, 1995
-----------------------------------    (Principal Executive Officer)
          James E. Sigmon              (Principal Financial Officer)

THE EXPLORATION COMPANY AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995 AND 1994




AUDITED CONSOLIDATED FINANCIAL STATEMENTS                                                Page
                                                                                         ----
Independent Auditors' Report                                                             F-2
Consolidated Balance Sheets                                                              F-4
Consolidated Statements of Operations                                                    F-6
Consolidated Statements of Stockholders' Equity                                          F-7
Consolidated Statements of Cash Flows                                                    F-8
Notes to Consolidated Financial Statements                                               F-10


SUPPORTING SCHEDULE

Schedule II   - Valuation and Qualifying Reserves                                        F-22

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Exploration Company and Subsidiary

We have audited the consolidated balance sheets of The Exploration Company and Subsidiary as of August 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Exploration Company and Subsidiary as of August 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and a deficiency of quick assets to current liabilities of $433,404 at August 31, 1995 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of The Exploration Company and Subsidiary for the years ended August 31, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
November 16, 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Exploration Company and Subsidiary

We have audited the consolidated statements of operations, stockholders' equity and cash flows of The Exploration Company and Subsidiary for the year ended August 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of The Exploration Company and Subsidiary and their consolidated cash flows for the year ended August 31, 1993, in conformity with generally accepted accounting principles.

The accompanying 1993 financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,277,144 during the year ended August 31, 1993, and as of that date, the Company's current liabilities exceeded its current assets by $1,000,184. These factors among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as of August 31, 1993, the Company has significant investments in unproved mineral properties and unproved oil and gas properties. The ability of the Company to recover the net carrying value of these assets is dependent upon the Company's ability to raise additional funds for exploration and development, the ultimate determination of their economic viability and the resolution of other uncertainties.

We have also audited Schedule II of The Exploration Company and Subsidiary for the year ended August 31, 1993. In our opinion, this schedule presents fairly, in all material respects the information required to be set forth therein.




Lowrey, Zaccagni & Crider, P.C.
San Antonio, Texas
November 5, 1993

THE EXPLORATION COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1995 AND 1994

                                                                                  1995                1994
                                                                                --------            --------
ASSETS

Current Assets:
   Cash and equivalents                                                      $     85,918        $   103,756
   Accounts receivable, less allowance for doubtful accounts of
    $9,973 in 1995 and 1994:
       Joint interest owners                                                        5,139             35,344
       Trade accounts                                                             226,139             83,192
       Oil and gas production                                                      42,500             47,716
       Affiliates                                                                  72,196                -
                                                                              -----------        -----------
                                                                                  345,974            166,252

    Inventories                                                                   103,956            121,871
    Note receivable                                                               602,528                -
    Prepaid expenses and other                                                     60,714             71,729
                                                                              -----------        -----------
          Total current assets                                                  1,199,090            463,608

Property and Equipment:
   Oil and gas properties (successful efforts),
      less accumulated depreciation, depletion and
      amortization of $267,503 in 1995 and $165,503 in 1994                     1,902,912          1,283,431
   Other property and equipment:
      Mineral properties                                                          704,967            876,472
      Transportation and other equipment                                          193,404            160,199
      Equipment under capital leases                                               93,326             86,510
      Fuel stations                                                               159,729             95,106
      Less accumulated depreciation and amortization                             (145,649)           (49,147)
                                                                              -----------        -----------
          Net property and equipment                                            2,908,689          2,452,571

Other Assets:
   Option to acquire oil and gas properties                                       166,667            200,000
   Investment in venture                                                          150,000                -
   Other assets                                                                   168,446             36,809
                                                                              -----------        -----------
                                                                                  485,113            236,809
                                                                              -----------        -----------

Total Assets                                                                  $ 4,592,892        $ 3,152,988
                                                                              ===========        ===========


See notes to Consolidated Financial Statements.

THE EXPLORATION COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1995 AND 1994


                                                                                  1995                1994
                                                                                --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                      $   550,043        $   488,201
   Due to joint interest partners                                                  69,209            248,739
   Accrued payroll and taxes                                                       40,932             40,717
   Current portion of long-term debt                                              188,419             32,872
   Current portion of capital leases                                               16,693             13,740
                                                                              -----------        -----------
       Total current liabilities                                                  865,296            824,269

Long-term Liabilities:
   Long-term debt                                                               2,300,115            612,028
   Long-term debt due affiliates                                                      -               42,606
                                                                           -  -----------        -----------
                                                                                2,300,115            654,634
   Capital lease obligations                                                       49,734             60,964
                                                                              -----------        -----------
       Total long-term liabilities                                              2,349,849            715,598

Stockholders' Equity:
   Common stock, par value $ .01 per share;
     authorized 200,000,000 shares; issued
     and outstanding 5,527,970 and 4,591,087
     at August 31, 1995 and 1994, respectively                                     55,280             45,912
   Additional paid-in capital                                                  17,348,088         15,439,465
   Accumulated deficit                                                        (16,025,621)       (13,872,256)
                                                                              -----------        -----------
       Total stockholders' equity                                               1,377,747          1,613,121
                                                                              -----------        -----------

Total Liabilities and Stockholders' Equity                                    $ 4,592,892        $ 3,152,988
                                                                              ===========        ===========


See notes to Consolidated Financial Statements.

THE EXPLORATION COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                                                  1995              1994              1993
                                                               ---------          --------          --------
Revenues:
   Oil and gas division:
     Oil and gas sales                                   $       304,342    $     209,194      $      61,089
     Other operating income                                       26,911           27,246             11,101
   ExproFuels division:
     Conversion sales                                            578,362          627,366             41,442
     Fuel station construction sales                              97,241          162,603                -
     Alternative fuel sales                                       97,748           31,664              3,084
                                                          --------------    -------------      -------------
                                                               1,104,604        1,058,073            116,716

Costs and Expenses:
   Oil and gas division:
     Lease operations                                             21,225           27,863             34,393
     Production taxes                                             21,312           16,900              3,361
     Exploration expenses                                        151,142           57,927            187,282
     Abandoned leases and equipment                               21,000           31,245          1,305,428
     Impairment of oil and gas properties                            -                -               87,661
     Impairment of mineral properties                            171,505          171,505                -
     Depreciation, depletion and amortization                    106,200           53,594             15,623
     General and administrative                                  813,211          524,729            506,254
   ExproFuels division:
     Depreciation and amortization                                92,302           77,543              4,574
     Abandonment of technological rights                             -            144,681                -
     Cost of sales                                             1,062,022          701,198             77,197
     General and administrative                                  587,916          733,754            146,039
                                                          --------------    -------------      -------------
          Total costs and expenses                             3,047,835        2,540,939          2,367,812
                                                          --------------    -------------      -------------
Loss from operations                                          (1,943,231)      (1,482,866)        (2,251,096)

Other Income (Expense):
   Sublease rental income                                          6,750              -                  -
   Interest income                                                 6,348            1,567                -
   Interest expense                                             (223,232)         (69,654)           (26,048)
                                                          --------------    -------------      -------------
                                                                (210,134)         (68,087)           (26,048)
                                                          --------------    -------------      -------------

      Loss before extraordinary item                          (2,153,365)      (1,550,953)        (2,277,144)

Extraordinary item-gain on cancellation
   of debt                                                           -            322,492                -
                                                          --------------    -------------       ------------
      Net loss                                            $   (2,153,365)   $  (1,228,461)      $ (2,277,144)
                                                          ==============    =============       ============

Amounts per common share:
   Loss before extraordinary item                         $        (0.44)   $       (0.36)      $      (0.64)
   Extraordinary item                                                -               0.07                -
                                                          --------------    -------------      ------------
     Net loss                                             $        (0.44)   $       (0.29)      $      (0.64)
                                                          ==============    =============       ============

Weighted average number of common
     shares outstanding                                        4,863,961        4,267,363          3,533,973
                                                          ==============    =============         ==========



See notes to Consolidated Financial Statements.

THE EXPLORATION COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1995, 1994 AND 1993



                                             Common Stock                   Additional
                                       ----------------------------          Paid-in            Accumulated
                                        Shares              Amount           Capital              Deficit              Total
                                       --------            --------         ---------           -----------            ------


Balance at September 1, 1992           158,331,642        $ 1,583,317      $ 10,757,775        $ (10,366,651)        $ 1,974,441

Reverse stock split 1 for 50          (155,164,892)        (1,551,649)        1,551,649                  -                  -
Issuance of common stock
   for cash                                446,000              4,460           887,540                  -               892,000
Issuance of common stock
   in exchange for oil and
   gas properties                          250,000              2,500           622,500                  -               625,000
Net loss for the year                          -                  -                 -             (2,277,144)         (2,277,144)
                                        ----------       -------------     ------------        -------------          -----------

Balance at August 31, 1993               3,862,750             38,628        13,819,464          (12,643,795)          1,214,297

Issuance of common stock
   for cash                                570,687              5,707         1,142,066                  -             1,147,773
Issuance of common stock
   in exchange for oil and
   gas properties                           60,150                602           232,479                  -               233,081
Issuance of common stock
   warrants with convertible debt              -                  -               2,681                  -                 2,681
Common stock warrants exercised             97,500                975           242,775                                  243,750
Net loss for the year                          -                  -                 -             (1,228,461)         (1,228,461)
                                        ----------       -------------     ------------        -------------          -----------

Balance at August 31, 1994               4,591,087             45,912        15,439,465          (13,872,256)          1,613,121

Issuance of common stock
   for cash                                299,056              2,990           504,937                  -               507,927
Issuance of common stock
   in exchange for oil and
   gas properties                          350,227              3,502           710,240                  -               713,742
Conversion of debt to common stock         267,600              2,676           599,852                  -               602,528
Issuance of common stock
   warrants with convertible debt              -                  -              33,794                  -                33,794
Common stock warrants exercised             20,000                200            59,800                  -                60,000
Net loss for the year                          -                  -                 -             (2,153,365)         (2,153,365)
                                        ----------       -------------     ------------        -------------          -----------

Balance at August 31, 1995               5,527,970       $      55,280     $ 17,348,088        $ (16,025,621)         $ 1,377,747
                                        ==========       =============     ============        =============          ===========



See notes to Consolidated Financial Statements.

THE EXPLORATION COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1995, 1994 AND 1993


                                                                 1995               1994              1993
                                                               --------           --------          --------
OPERATING ACTIVITIES:
   Net loss                                                 $ (2,153,365)    $ (1,228,461)      $ (2,277,144)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation, depletion and amortization                  198,502          131,137             20,197
       Cancellation of debt                                          -           (322,492)               -
       Abandoned leases and equipment                             21,000           31,245          1,305,428
       Abandonment of technological rights,
         net of debt                                                 -            144,681                -
       Impairment of properties                                  171,505          171,505             87,661
       Changes in operating assets and liabilities:
         Receivables                                            (179,722)         (88,432)           (35,496)
         Inventory                                                17,915         (119,480)            (2,391)
         Prepaid expenses and other                               11,015          (61,199)            (7,893)
         Accounts payable and accrued expenses                    62,057          271,623            208,408
         Due to joint interest owners                           (179,530)          52,558                -
                                                            ------------     ------------       ------------
Net cash (used) in operating activities                       (2,030,623)      (1,017,315)          (701,230)

INVESTING ACTIVITIES:
   Development of oil and gas properties                        (289,980)        (163,376)           (75,499)
   Purchase of transportation and other equipment               (104,644)        (230,012)           (49,757)
   Proceeds from sale of oil and gas properties                  261,242              -                  -
   Increase in note recievable                                  (602,528)             -                  -
   Investment in venture                                        (150,000)             -                  -
   Purchase of option to acquire oil and gas property                -           (200,000)               -
   Other assets                                                  (98,304)         (36,809)               -
                                                            ------------     ------------       ------------
Net cash (used) in investing activities                         (984,214)        (630,197)          (125,256)

FINANCING ACTIVITIES:
   Issuance of common stock, net of expenses                   1,204,249        1,394,203            892,001
   Proceeds from long-term debt obligations                    1,935,664          690,317            249,800
   Payments on long-term obligations                            (142,914)        (380,021)          (288,637)
                                                            ------------     ------------       ------------
Net cash provided by financing activities                      2,996,999        1,704,499            853,164
                                                            ------------     ------------       ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (17,838)          56,987             26,678

Cash and equivalents at beginning of year                        103,756           46,769             20,091
                                                            ------------     ------------       ------------

CASH AND EQUIVALENTS AT END OF YEAR                         $     85,918     $    103,756       $     46,769
                                                            ============     ============       ============



See notes to Consolidated Financial Statements.

THE EXPLORATION COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

1995

The Company issued 186,731 of its common stock to an affiliate in exchange for $300,000 of oil and gas properties (valued at the historical cost basis of the common-control affiliate).

The Company issued 163,496 of its common stock in exchange for $413,743 of oil and gas properties (valued at the market price per share).

The Company issued 61,212 shares of its common stock to a Director for cash of $85,731 and a receivable for $72,196. The receivable was fully collected on November 8, 1995.

The Company paid interest on debt of $179,635.

1994

The Company issued 60,150 shares of its common stock in exchange for $233,081 in oil and gas properties (valued at the market price per share).

The Company issued warrants for the purchase of 10,725 shares of its common stock in conjunction with issuance of certain convertible debt (valued at $.25 per warrant).

The Company paid interest on debt of $74,468.

1993

The Company issued 250,000 shares of its common stock in exchange for $625,000 of oil and gas properties (valued at the market price per share).

The Company acquired technological rights of $396,246 for debt.

The Company converted $56,410 of accounts payable into a note payable.

The Company paid interest on debt of $5,026.





See notes to Consolidated Financial Statements.

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994 AND 1993

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations
The consolidated financial statements include the accounts of The Exploration Company and its wholly-owned subsidiary, Colorado Exploration Company. Both companies are organized under the laws of the State of Colorado. Colorado Exploration Company has been inactive since its formation. There are no intercompany accounts to be eliminated in the consolidation.

The Exploration Company is engaged in the business of acquiring, exploring and developing oil and gas properties. In 1993, the Company commenced operations in the alternative fuels industry through its ExproFuels Division. This division converts vehicle engines that use gasoline for combustion to propane or natural gas, supplies alternative fuels to customers and constructs alternative fuels refueling facilities.

Cash and Equivalents
Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

Inventories
Inventories, consisting principally of finished goods (parts), are valued at the lower of cost or market using the first-in, first-out method of accounting.

Mineral Properties
The Company expenses costs associated with identifying prospective mining properties, while the costs of acquiring and developing unproven mining properties are capitalized. All costs associated with the development of an extracting process or to determine the economic feasibility of a project are expensed as incurred. The Company has not incurred any development or production costs on its mining properties.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for its oil and gas activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Depreciation, depletion and amortization (DD&A) of oil and gas properties are computed using the unit-of-production method based upon recoverable reserves as determined by Company engineers. Oil and gas properties are periodically assessed for impairment, and if the unamortized capitalized costs are in excess of the discounted present value of future cash flows relating to proved reserves, an impairment charge is recorded.

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994 AND 1993

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Property and Equipment
Transportation and other equipment, equipment reported under capitalized leases and fuel stations are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

Federal Income Taxes
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided against net deferred assets for which realization is doubtful.

Net Loss Per Share
Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered in the computation of net loss per common share as their effect is anti-dilutive.

Financial Instruments with Off-Balance-Sheet Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. The Company's raw materials are readily available and the Company is not dependent on a single supplier or a few suppliers.

Reclassifications
Certain amounts for 1994 and 1993 have been reclassified for comparative purposes to 1995.

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has suffered recurring losses and its current its liabilities exceeded its quick assets by $443,404 as of August 31, 1995. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is attempting to explore all alternatives, including renegotiating its existing debt, obtaining additional debt and/or equity financing and disposing of a partial or total interest in certain assets. The Company's ability to continue to operate is dependent upon its ability to successfully accomplish some or all of these or other alternatives, and ultimately to attain profitable operations.

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994, AND 1993

NOTE 3. NOTE RECIEVABLE

During the year the Company exchanged certain marketable securities for a $602,528 promissory note receivable. The promissory note is secured, bears interest at 9% and is due in full on June 6, 1996.

NOTE 4. INVESTMENT IN VENTURE

The Company has invested $150,000 in CNG International, L.L.C., a Tennessee limited liability company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzbekistan, a former Soviet Republic. At August 31, 1995, the Company had acquired an equity interest of 10.8% in the venture.

During the year ended August 31, 1995, the Company sold equipment and provided services to CNG International in the amount of $110,611, of which $77,302 was included in accounts receivable - affiliates at year end.

NOTE 5. STOCKHOLDERS' EQUITY

At August 31, 1995, the Company has outstanding and exercisable options to purchase 279,800 shares of its common stock at prices ranging from $2.00 to $3.91 per share, of which 179,800 were issued pursuant to the Company's prior incentive plan, and 100,000 were issued under the Company's new incentive plan (see below). The Company also has outstanding warrants to purchase 1,552,715 shares of its common stock at prices ranging from $2.68 to $6.00 per share. The options expire at various dates from July, 1999 through March, 2004. The warrants expire on various dates through February, 2005.

During the year ended December 31, 1995, stockholders and the Board approved the Company's 1995 Flexible Incentive Plan which provides incentive stock options for granting to its officers, directors and management, under which options for the purchase of 400,000 shares of common stock have been reserved. Options for the purchase of 100,000 shares of common stock were granted under the plan in 1995.

No options were granted during the year ended August 31, 1994.

In December 1994, the President of the Company exercised options to acquire 50,000 shares of common stock under the terms of the Company's prior incentive plan.

On March 29, 1993, the Board of Directors authorized a 1 for 50 reverse split of its common stock. All references in the accompanying financial statements to the number of shares and per share amounts for the year ended August 31, 1993 have been restated to reflect the reverse common stock split.

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994, AND 1993

NOTE 6. LONG TERM DEBT

Long-term debt consists of the following at August 31:

                                                                                   1995               1994
                                                                                 --------           --------
Convertible note payable to Trust, with interest
at 11.50%, and principal due August 1997; secured
by certain oil and gas properties.  See below.                                $ 1,764,697          $  75,000

Convertible note payable to partnership, with interest
at 10%, and principal due in May 1997.  See below.                                500,000            500,000

Notes payable to financial institutions, with interest rates from 8.50% to 12%, and due in monthly installments of $1,950
secured by certain vehicles.                                                       58,837             57,395

Notes payable to individual, with interest at 12%, due
currently, and secured by certain common stock of the Company.                    165,000                -

Notes payable to suppliers, with interest rates at 6.97%
and due in monthly installments of $12,505.                                           -               12,505

Note payable to affiliate with interest at 8%, unsecured,
with principal and interest due in December 1996.                                     -               42,606
                                                                              -----------          ---------

Total long-term debt                                                            2,488,534            687,506
Less current portion                                                             (188,419)           (32,872)
                                                                              -----------          ---------

Long-term portion of debt                                                     $ 2,300,115          $ 654,634
                                                                              ===========          =========


Convertible $500,000 Note Payable:
On May 25, 1994, the Company issued a three year, convertible promissory note payable to a partnership in exchange for $500,000. The terms of the note include interest at 10% per annum, payable quarterly, and a conversion option at $3.00 per common share of stock. The note is callable at the option of the Company in the event the closing bid price of the Company's common stock averages $7.00 for a period of forty-five days.

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994, AND 1993

NOTE 6. LONG TERM DEBT (CONTINUED)

Convertible $1,764,697 Note Payable:
On August 2, 1994, the Company entered into a master note payable and indenture of trust agreement for up to $2,000,000 principal amount. The terms of the master note provided for partial cash advances to be made by the lender. The terms of each advance include interest at 11.50%, payable semi-annually on January 1 and July 1, and a conversion option at $2.50 per common share of stock. The Company may force the conversion at the same price per share in the event the closing bid price of the Company's common stock has closed at $6.00 per share for fifteen consecutive days. Prior to exercising this right, the Company must register the common stock to be received by the lender under the Securities and Exchange Act. The principal amount of each advance is due three years from original date of the advance, and may not be prepaid by the Company before twelve months. The indebtness under the master note payable is secured by certain oil and gas properties with a book basis (See Note 10. for Standardized Measure of the oil and gas properties) of approximately $313,000 at August 31, 1995.

The following is a schedule of principal maturities of long-term debt as of August 31, 1995:

                1996                               $   188,419
                1997                                   588,333
                1998                                 1,703,846
                1999                                     5,839
                2000                                     2,097
                Thereafter                                 -
                                                   -----------
                                                   $ 2,488,534
                                                   ===========

NOTE 7. LEASES

Real Estate:
The Company leases its primary office space for $5,756 per month through February 28, 1997. In addition, the Company leases its conversion facilities and a fuel station location under noncancellable leases with terms from one to three years. The Company also has a sublease on one of its conversion facilities, from which it receives $4,500 per month through January, 1997.

For the years ended August 31, 1995, 1994 and 1993, the Company incurred rent expense of $180,841, $131,918 and $60,205, respectively. As of August 31, 1995, future minimum rentals under all noncancellable real estate leases, and its sublease rental income, are as follows:

                1996                                 $ 163,172
                1997                                    51,336
                                                     ---------

                Future minimum rentals                 214,508
                Less sublease income                   (72,000)
                                                     ---------

                Net future minimum rentals           $ 142,508
                                                     =========


THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994, AND 1993

NOTE 7. LEASES (CONTINUED)

Capitalized Equipment Leases:
The Company leases certain equipment located at its conversion facilities under leases accounted for as capital leases. As of August 31, 1995, future minimum rentals under all capital leases are as follows:

           1996                                                 $  28,650
           1997                                                    28,211
           1998                                                    24,829
           1999                                                     8,926
                                                                ---------
           Total minimum rentals                                   90,616
           Less amount representing interest,
             executory costs and profit                           (24,189)
                                                                ---------

           Present value of capital lease obligations           $  66,427
                                                                =========

NOTE 8. FEDERAL INCOME TAXES

The Company has incurred losses for both financial statement and income tax purposes. A valuation allowance equal to the net deferred tax asset has been recorded due to the uncertainty of the realization of the asset. The following items give rise to the deferred tax assets and liabilities at August 31, 1995 and 1994:

                                                                                         August 31
                                                                                  1995                1994
                                                                                --------            --------

           Deferred tax assets:
              Net operating loss carryforwards                               $ 14,725,000       $ 12,660,000
              Impairment of oil and gas properties                                534,000            362,000
              Other temporary differences - net                                     3,000              3,000
                                                                             ------------       ------------

           Gross deferred tax assets                                           15,262,000         13,025,000
           Statutory tax rate                                                         34%                34%
                                                                             ------------       ------------
                                                                                5,189,080          4,428,500

           Unused investment tax credits                                           30,000             30,000
                                                                             ------------       ------------
           Net deferred tax assets                                              5,219,080          4,458,500
           Less valuation allowance                                            (5,219,080)        (4,458,500)
                                                                             ------------       ------------

           Deferred income tax asset recorded                                $      -0-         $      -0-
                                                                             ============       ============

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994, AND 1993

NOTE 8. FEDERAL INCOME TAXES (CONTINUED)

The net operating loss carryforwards available at August 31, 1995, and the related expiration dates are as follows:

                     Expires
                    August 31                             Amount
                    ---------                             ------

                    1996                               $    724,641
                    1997                                  1,083,297
                    1998                                    443,082
                    1999                                    130,647
                    2000                                    479,797
                    2001 to 2005                          4,542,182
                    2006 to 2010                          7,321,354
                                                       ------------
                                                       $ 14,725,000
                                                       ============

NOTE 9. RELATED PARTY TRANSACTIONS

In August, 1995, an affiliated company loaned the Company $50,000. The loan was repaid in full on August 31, 1995.

During 1995, the Company acquired from an affiliate unproved oil and gas leasehold acreage, with a basis of $300,000, for 186,731 shares of the Company's common stock.

In February, 1994 a corporation in which a former employee of the Company owned an interest entered into a drilling joint venture with the Company to drill a gas well in Maverick County, Texas. The corporation contributed $100,000 to the joint venture in exchange for a 25% working interest in the gas well, and options for a 5% working interest in four additional gas wells. In May, 1994, the Company acquired 80% of the 25% working interest (net 20% working interest) for 60,150 shares of common stock.

In February, 1994, the Company reached an agreement with its president to restructure his employment compensation. The president agreed to reduce his annual salary from $109,000 per year to $72,000, and was granted a one percent (1%) overriding royalty interest in the Paloma and Kincaid leases in Maverick County, Texas, in which the Company has an interest.

During the years ended August 31, 1994 and 1993, an officer of the Company represented certain persons, including himself, who have joint ventured with the Company in certain oil and gas properties. During 1994, the Company acquired an option for $200,000 from these joint ventures. The option, which expires on December 31, 1995, allows the Company to increase its interest in certain oil and gas properties for $649,923 including the $200,000 nonrefundable option price. The officer was paid $25,100 and $13,000 for legal services in the years ended August 31, 1994 and 1993, respectively.

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994, AND 1993

NOTE 9. RELATED PARTY TRANSACTIONS (CONTINUED)

Effective November 30, 1993, the president of the Company canceled accrued payroll in the amount of $322,492 due to him from previous years under his employment agreement. The Company has accounted for this extinguishment of debt as an extraordinary item for the year ended August 31, 1994.

During the year ended August 31, 1993, certain employees of an affiliated company provided significant services to the Company. The Company reimbursed the affiliated company for these general and administrative expenses in the amount of $37,500 in 1993.

NOTE 10. OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Capitalized Costs and Costs Incurred Relating to Oil and Gas Activities

The Company's investment in oil and gas properties is as follows at August 31:

                                                                1995             1994
                                                             -----------      -----------
Proved properties                                            $ 1,136,468      $   881,067
Less reserve for impairment                                     (190,847)        (190,847)
                                                             -----------      -----------
   Net proved properties                                         945,621          690,220
Unproved properties                                            1,224,794          758,714
                                                             -----------      ------------

Total oil and gas properties                                   2,170,415        1,448,934

Less accumulated depreciation,
  depletion and amortization                                    (267,503)        (165,503)
                                                             -----------      -----------

Net capitalized cost                                         $ 1,902,912      $ 1,283,431
                                                             ===========      ===========


Costs incurred, capitalized, and expensed in oil and gas producing activities are as follows:

                                                                 1995             1994                1993
                                                               ---------       -----------         ----------
Property acquisition costs, unproved                           $ 748,321       $     -             $  625,000

Property development and exploration costs                       511,944           454,384            262,781

Depreciation, depletion and amortization                         102,000            51,065             20,197

Depletion per equivalent barrel of production                       3.17              3.14               5.09


THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994 AND 1993

NOTE 10. OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (CONTINUED)

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

The following estimates of proved developed and undeveloped reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved reserves are estimates of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing well, equipment and operating methods. The estimates have been prepared by the Company's in-house reserve engineer.

                                                                         Oil               Gas
                                                                      (Barrels)           (MCF)
                                                                      ---------         ---------
RESERVES AT AUGUST 31, 1992                                              46,557             64,190
   Discoveries                                                            2,468            310,965
   Revisions of previous estimates                                        2,834              7,666
   Production                                                              (561)           (20,450)
                                                                      ---------         ----------

RESERVES AT AUGUST 31, 1993                                              51,298            362,371
   Discoveries                                                            4,780            477,995
   Revisions of previous estimates                                      (45,305)           211,308
   Production                                                            (2,479)           (82,656)
                                                                      ---------         ----------

RESERVES AT AUGUST 31, 1994                                               8,294            969,018
   Discoveries                                                              -               55,709
   Revisions of previous estimates                                        8,428            495,027
   Production                                                            (2,598)          (177,238)
                                                                      ---------         ----------

RESERVES AT AUGUST 31, 1995                                              14,124          1,342,516
                                                                      =========         ==========

All of the Company's proved reserves are developed and are located in the continental United States.

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994 AND 1993

NOTE 10. OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (CONTINUED)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves" (Standardized Measure) presented below is computed in accordance with SFAS No. 69. The Standardized Measure does not purport to present the fair market value of a company's proved oil and gas reserves. This would require consideration of expected future economic and operating conditions, which are not taken into account in calculating the Standardized Measure.

Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed determinable escalations, to the estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the company's basis in the associated proved oil and gas properties. Tax credits, permanent differences and net operating loss carryforwards were also considered in the future income tax calculations, thereby reducing the expected tax expense to zero.

Set forth below is the Standardized Measure relating to proved oil and gas reserves at August 31:

                                                                 1995             1994              1993
                                                             -----------      -----------        -----------
Future cash inflows                                          $ 2,144,655      $ 2,040,727        $ 1,553,106
Future production and development costs                         (250,943)        (390,629)          (135,529)
                                                             -----------      -----------        -----------
Future net cash inflows before income tax                      1,893,712        1,650,098          1,417,577
Future income tax expense                                            -              -                  -
                                                             -----------      -----------        -----------
  Future net cash flows                                        1,893,712        1,650,098          1,417,577
10% annual discount to reflect
  timing of net cash flows                                      (671,672)        (600,640)          (724,241)
                                                             -----------      -----------        -----------
Standardized Measure of discounted future
  net cash flows relating to proved reserves                 $ 1,222,040      $ 1,049,458         $  693,336
                                                             ===========      ===========         ==========

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

The following is an analysis of the changes in the Standardized Measure:

                                                                1995             1994                1993
                                                             -----------      -----------          ---------
Standardized Measure, beginning of year                      $ 1,049,458      $   693,366          $ 267,656
Discoveries                                                       36,106          600,004            370,258
Sales and transfers, net of production costs                    (261,805)        (164,431)           (26,695)
Revisions in quantity and price estimates                        503,227         (148,818)            55,381
Accretion of discount                                           (104,946)          69,337             26,736
                                                             -----------      -----------          ---------

Standardized Measure, end of period                          $ 1,222,040      $ 1,049,458          $ 693,336
                                                             ===========      ===========          =========


THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994 AND 1993

NOTE 11. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company operates in two principal industries: oil and gas exploration and the alternative fuels industry. Operations in the oil and gas industry consist of acquiring, exploring and developing oil and gas properties. Operations in the alternative fuels industry are conducted through the Company's ExproFuels division. This division converts internal combustion engines to propane or natural gas, supplies alternative fuels to customers and constructs alternative fuels refueling facilities.

Loss from operations is total revenue less operating expenses. Identifiable assets include assets identified with those operations. General and administrative expenses of a corporate nature as well as corporate assets such as cash and unamortized financing fees are included with those of the oil and gas industry.

Segment information is presented below:

                                                               Oil and
                                                                 Gas           ExproFuels          Total
                                                               -------         ----------          -----
AUGUST 31, 1995:
   Sales                                                     $   331,253       $  773,351        $ 1,104,604
   Loss from operations                                         (974,342)        (968,889)        (1,943,231)
   Identifiable assets                                         3,829,679          613,213          4,442,892
   Capital expenditures                                          853,722          104,644            958,366

AUGUST 31, 1994:
   Sales                                                       $ 236,440        $ 821,633        $ 1,058,073
   Loss from operations                                         (647,323)        (835,543)        (1,482,866)
   Identifiable assets                                         2,599,255          553,733          3,152,988
   Capital expenditures                                          414,623          211,846            626,469

AUGUST 31, 1993:
   Sales                                                        $ 72,190         $ 44,526          $ 116,716
   Loss from operations                                       (2,067,812)        (183,284)        (2,251,096)
   Identifiable assets                                         2,102,576          527,165          2,629,741
   Capital and technological expenditures                        625,000          481,572          1,106,572

The Company's oil and gas sales include amounts sold to three major purchasers in the three years ended August 31, as follows:

                    Purchaser                                     1995             1994               1993
                  -------------                                ---------        ----------         ----------
                       A                                       $ 191,962        $     -            $     -
                       B                                          30,119            96,258             10,151
                       C                                          27,486            10,893              8,352

THE EXPLORATION COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 1995, 1994 AND 1993


NOTE 11. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

Sales in the ExproFuels division include amounts sold to major customers as follows:

                    Customer                              1995             1994               1993
                  ------------                          --------         --------           --------
                      A                               $ 117,860        $     -             $    -
                      B                                 110,612              -                  -
                      C                                  91,078              -                  -
                      D                                     -              92,626               -
                      E                                  60,820           231,184               -
                      F                                  26,104            71,921             44,526
                      G                                  62,227           183,941               -

NOTE 12. LEGAL PROCEEDINGS

In 1992, the Company was named as a defendant in a lawsuit involving its ownership interest in its Holmgreen Ranch mineral property. The plaintiff alleges a claim to a portion of the mineral interest now retained by the Company. The Company is vigorously contesting this litigation, which is currently set for trial in 1996. The Company believes the allegations are without merit and no provision for loss has been made in the accompanying financial statements.

THE EXPLORATION COMPANY AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING RESERVES
FOR THE THREE YEARS ENDED AUGUST 31, 1995


                                                          Balance            Charges to                          Balance
                                                         Beginning           Costs and                           End of
                                                         of Period             Expense        Write-offs         Period
                                                        -----------          ----------      -----------        -------
YEAR ENDED AUGUST 31, 1995
   Allowance for doubtable accounts -
     trade accounts                                      $  9,973            $    -             $    -          $  9,973
                                                         ========            =========          ========        ========

YEAR ENDED AUGUST 31, 1994
   Allowance for doubtable accounts -
     trade accounts                                      $ 50,860            $    -             $ 40,887        $  9,973
                                                         ========            =========          ========        ========

YEAR ENDED AUGUST 31, 1993
   Allowance for doubtful accounts -
     trade accounts                                      $ 50,543            $     317          $    -          $ 50,860
                                                         ========            =========          ========        ========

                                EXHIBIT INDEX

              ** 3.1   Articles of Incorporation of the Registrant filed as
                          Exhibit 3(B) to the registration statement on Form S-1; Reg. No. 2-65661.

              ** 3.2   Articles of Amendment to Articles of Incorporation of
                          The Exploration Company, dated July 27, 1984, filed as Exhibit 3.2 to Registrant's Annual report on Form 10-K, dated February 4, 1985.

              ** 3.3   Articles of Amendment to the Articles of Incorporation
                          of the Exploration Company dated April 2, 1985.

              ** 3.4   By-Laws of the Registrant filed as Exhibit 5(A) to the
                          Registration Statement on Form S-1; Reg. 2-65661.

              ** 3.5   Amendment to By-Laws of registrant, dated September 1,
                          1985.

              ** 3.6   Articles of Amendment to the Articles of Incorporation
                          of The Exploration Company dated April 6, 1990.

              **10.2   Employment Agreement between the Registrant and James E.
                          Sigmon, dated October 1, 1984.

              **10.3   Registrant's Amended and Restated 1983 Incentive Stock
                          Option Plan filed as Exhibit A to registrant's definitive Proxy Statement, dated February 20, 1985.

              **10.4   Registrant's 1995 Flexible Incentive Plan, filed as
                          Exhibit A to registrant's definitive Proxy statement, dated April 28, 1995

               EX-27   Financial Data Schedule



**  Previously filed