Form 10-Q
period 1995-11-30
EXPLORATION CO
filed 1996-01-16
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                                 Commission File No. 0-9120
  NOVEMBER 30, 1995


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

                                 Yes   X    No
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 12, 1996.


Common Stock $0.01 par value                                     5,676,135
         (Class of Stock)                                    (Number of Shares)

                          Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                            THE EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



ASSETS                                                              NOVEMBER 30, 1995                 AUGUST 31, 1995
------                                                              -----------------                 ---------------
CURRENT ASSETS
   Cash                                                               $       106,746                     $    85,918
   Accounts receivable-net                                                    313,035                         345,974
   Inventory-principally raw materials                                        116,960                         103,956
   Note receivable                                                            602,528                         602,528
   Prepaid expenses                                                            27,226                          60,714
                                                                      ---------------                     -----------
                 Total Current Assets                                       1,166,495                       1,199,090


PROPERTY & EQUIPMENT
   Oil & gas properties-net of impairment                                   2,511,965                       2,170,415
   Mineral properties-net of impairment                                       704,967                         704,967
   Transportation and other equipment                                         193,932                         193,404
   Equipment under capital leases                                              93,326                          93,326
   Fuel stations                                                              176,229                         159,729
                                                                      ---------------                     -----------
                                                                            3,680,419                       3,321,841
   Less accumulated depreciation, depletion
       and amortization                                                      (462,620)                       (413,152)
                                                                      ---------------                     -----------
                                                                            3,217,799                       2,908,689

OTHER ASSETS
   Investment - CNG International                                             331,193                         150,000
   Option to acquire oil and gas properties                                    66,667                         166,667
   Other assets                                                               158,249                         168,446
                                                                      ---------------                     -----------
                                                                              556,109                         485,113
                                                                      ---------------                     -----------

                 Total Assets                                         $     4,940,403                     $ 4,592,892
                                                                      ===============                     ===========



See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY                                NOVEMBER 30, 1995                AUGUST 31, 1995
------------------------------------                                -----------------                ---------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                $     651,448                   $    590,975
   Due to joint interest partners                                             138,680                         69,209
   Current portion of long-term debt                                          171,640                        188,419
   Current portion of capital lease obligations                                16,000                         16,693
                                                                        -------------                   ------------
          Total Current Liabilities                                           977,768                        865,296


LONG TERM LIABILITIES
   Long-term debt                                                           2,481,045                      2,300,115
   Capital lease obligations                                                   46,562                         49,734
                                                                        -------------                   ------------
                                                                            2,527,607                      2,349,849


STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
       200,000,000 shares; issued and outstanding
       5,676,135 shares at November 30, 1995
       and 5,527,970 shares at August 31, 1995                                 56,761                         55,280
   Additional paid-in capital                                              17,749,068                     17,348,088
   Accumulated deficit                                                    (16,370,801)                   (16,025,621)
                                                                        -------------                   ------------
          Total Stockholders' Equity                                        1,435,028                      1,377,747
                                                                        -------------                   ------------

          Total Liabilities and Stockholders' Equity                    $   4,940,403                   $  4,592,892
                                                                        =============                   ============





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       THREE MONTHS               THREE MONTHS
                                                                         ENDING                      ENDING
                                                                    NOVEMBER 30, 1995           NOVEMBER 30, 1994
                                                                    -----------------           -----------------

REVENUES:
   Oil and gas sales                                                    $      82,007                 $    71,793
   ExproFuels' sales                                                          200,498                     159,431
   Other Income                                                                 8,217                       3,504
                                                                        -------------                 -----------
                                                                              290,720                     234,728
COSTS AND EXPENSES:
   Lease operating expenses                                                     5,287                       4,216
   Production and taxes                                                        10,998                      10,431
   Exploration expenses                                                         6,989                     102,536
   Depreciation, depletion and amortization                                    70,467                      44,100
   Impairment of mineral properties                                               -0-                      42,876
   ExproFuels' costs of sales                                                 135,433                     144,252
   General and administrative expenses                                        331,166                     391,353
                                                                        -------------                 -----------
                                                                              560,340                     739,764
                                                                        -------------                 -----------
Income (Loss) From Operations                                                (269,620)                   (505,036)

OTHER INCOME (EXPENSE):
   Interest income                                                                287                       1,157
   Interest expense                                                           (75,849)                    (31,271)
                                                                        -------------                 -----------
                                                                              (76,562)                   (535,150)
                                                                        -------------                 -----------

Net Income (Loss)                                                       $    (345,180)                $  (535,150)
                                                                        =============                 ===========


AMOUNTS PER COMMON SHARE:

Net Income (Loss)                                                       $       (0.06)                $     (0.12)
                                                                        =============                 ===========



See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      THREE MONTHS                    THREE MONTHS
                                                                         ENDING                          ENDING
                                                                    NOVEMBER 30, 1995               NOVEMBER 30, 1994
                                                                    -----------------               -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Income (Loss)                                                         $  (345,180)                 $  (535,150)
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation, depletion and amortization                                   70,467                       44,100
    Impairment of mineral properties                                              -0-                       42,876
 Cash flows increased (decreased) from change
  in operating assets and liabilities:
    Accounts receivable                                                        32,939                      (24,601)
    Inventory                                                                 (13,004)                      16,978
    Prepaid expenses and other                                                 33,488                       36,718
    Accounts payable and accrued expenses                                      60,473                      (87,182)
    Due to joint interest partners                                             69,471                     (211,344)
                                                                          -----------                  -----------
Net Cash Used in Operating Activities                                        ( 91,346)                    (717,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in CNG International                                          (181,193)                         -0-
    Development of oil and gas properties                                     (37,743)                     (24,205)
    Purchase of property & equipment                                          (17,028)                     (40,540)
    Sale of oil and gas properties                                                -0-                      254,749
    Other assets                                                               10,197                      (23,276)
                                                                          -----------                  -----------
Net Cash Used In Investing  Activities                                       (225,767)                     166,728

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock issuance-net                                                        177,655                       50,000
    Additional borrowing-net of financing fees                                170,861                      746,772
    Principal payments on long-term
      obligations                                                             (10,575)                     (27,084)
                                                                          -----------                  -----------
Net Cash Provided From Financing Activities                                   337,941                      769,688
                                                                          -----------                  -----------

Net Increase in Cash                                                           20,828                      218,811
   Cash at Beginning of Period                                                 85,918                      103,756
                                                                          -----------                  -----------

Cash at End of Period                                                     $   106,746                  $   322,567
                                                                          ===========                  ===========

See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
     THE PERIODS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994 (Unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended August 31, 1995, which is incorporated herein by reference.

2.  PROPERTIES

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

3.  COMMON STOCK AND LOSS PER SHARE AND SUBSEQUENT EVENT

         During the first quarter, the Company prepared an offering pursuant to Regulation S of the Securities Act of 1933, as amended, to raise up to $3,000,000 by offering shares to non-U.S. persons as defined in Regulation S. As of November 30, 1995, the Company had received $165,000 in exchange for 82,500 shares of its common stock.

         Subsequent to November 30, 1995, the Company received an additional $135,000 pursuant to the terms of its ongoing Regulation S offering in exchange for 67,500 shares of its common stock.

         During the first quarter, the Company received full payment of $72,000 owed it by an affiliated party due to the exercise of a stock option to purchase common stock on August 31, 1995, as reflected in the previous year's financial statements.

         As of November 30, 1995, the Company had outstanding and exercisable warrants and options to purchase 1,935,015 shares of common stock at prices ranging from $2.00 to $6.00 per share. The warrants and options expire at various dates through February 2005.

         Loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                   THREE MONTHS
                                                   ------------
                          November 30, 1995          5,549,300
                          November 30, 1994          4,625,592


4.  INVESTMENT IN CNG INTERNATIONAL

         During the quarter ended November 30, 1995, the Company had invested an additional $181,193 in CNG International, L.L.C., a Tennessee limited liability company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzebekistan, a former Soviet Republic. The investment consisted of cash in the amount of $43,000 and the issuance of a note payable in the amount of $138,000. The note payable, maturing in April, 1996, represents the Company's assumption of certain outstanding obligations of CNG International, L.L.C.


5.  ACQUISITION OF OIL AND GAS PROPERTIES

         During the quarter ended November 30, 1995, the Company increased its interest in certain leaseholds in Maverick County, Texas from its existing partners through the partial exercise of a $166,667 option and an additional exchange of Common Stock of the Company. The transaction was valued at approximately $325,000. The Company issued 94,721 shares of Common Stock for a portion of the value. The transaction increased the Company's leasehold interest by approximately 2,475 net acres.

6.  LEGAL PROCEEDINGS AND SUBSEQUENT EVENTS

         Subsequent to the end of the first quarter, on or about December 20, 1995, the Company entered into a final settlement of the lawsuit filed in 1992 involving its ownership interest in its Holmgreen Ranch mineral property. The settlement provided for the Company to convey a 32.5% mineral interest in the property to the plaintiff in exchange for compensation by the other defendants. The Company does not believe the terms of the settlement will have a material adverse affect on its ability to develop the lease because it continues to own a 50% mineral interest and maintain a mineral lease over the entire ranch property which allows it to develop the underlying mineral deposits that it does not own. The company is currently in negotiations with the other defendants in the lawsuit and is confident it will be fairly compensated by said defendants for the value paid by the Company in the original purchase of subject mineral interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended August 31, 1995.


FINANCIAL CONDITION AND CAPITAL RESOURCES

During the first quarter of fiscal year 1996 the Company entered into an agreement with Comstar BioCapital, Inc., a foreign entity, to raise up to $3,000,000 through an offering of the Company's common stock to foreign investors. The offering was prepared pursuant to Regulation S of the Securities Act of 1933, as amended and has been extended to several foreign parties. At the end of the quarter, the Company had received $165,000 under this arrangement. Management is uncertain at this time of Comstar's ability to successfully place the Regulation S Offering in its entirety in the near future and is investigating other financing alternatives for its ongoing capital requirements. Additional short-term borrowing during the quarter amounted to $32,500. These funds were used to fund the cash loss from operations of $91,346 and $38,000 in capital expenditures in the ExproFuels division, and to maintain the Company's liquidity by increasing its cash. As a result, the Company's current ratio (current assets divided by current liabilities) deteriorated slightly, from 1.39 to 1 at August 31, 1995 to 1.19 to 1 at November 30, 1995.

Additional operating capital was secured through short term borrowing, as the Company increased its investment in CNG International, L.L.C., through the issuance of a short-term note payable in the amount of $138,000. This investment has allowed the Company to continue its participation in the development of significant opportunities for its ExproFuels division in Uzbekistan.

In order to carry out management's plans to develop its Maverick County leaseholds, evaluate its recently acquired Lodgepole acreage position in North Dakota and Montana, and expand the ExproFuels division, as well as to meet the Company's obligations in the ordinary course of business, it will be necessary for the Company to raise additional capital. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. Since the end of the first quarter, through January 12, 1996, additional operating funds have been raised, through the ongoing Regulation S offering of $135,000 and the receipt of expired drilling option escrow funds from TransTexas Gas Corporation of $55,000. Management is continuing to investigate several alternatives to raise capital to fund ongoing normal operations and to meet the Company's debt obligations. If Management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity would be materially adversely affected.


RESULTS OF OPERATIONS

OIL AND GAS DIVISION

The increase in oil and gas sales for the first quarter of fiscal year 1996 over the same period in 1995 is attributable to increased production from the Paloma # 1-107 gas well and new production from the Paloma A # 83-1H gas well which was drilled during the 4th quarter of fiscal year 1995. The decrease in year-to-date exploration expenses to $6,989 reflects the intangible drilling costs to date on the Paloma B #2-112 well which commenced drilling during November, 1995, while no other exploration occurred during the quarter. The increase in interest expense for the current quarter is directly attributable to the increase in long-term debt over last year. The increase in depreciation, depletion, and amortization during the current quarter is primarily attributable to increased depletion related to higher gas production and ongoing amortization of deferred financing fees not present during the first quarter of 1995. The reduction in impairment of mineral properties reflects the Company's position that the remaining carrying value of the mineral properties are properly stated.

On December 31, 1995, the TransTexas Gas Corporation one-year option to drill a deep, Jurassic test on the Company's Maverick County leasehold expired. Pursuant to the terms of this option, the Company received net proceeds of $55,000 for its portion of the expiration penalty fee, previously held in escrow by a third party. The Company believes that it will be able to find another company to agree to essentially the same terms as TransTexas to get the deep Jurassic prospect drilled. The Company commenced drilling the Paloma B #2-112 in November, 1995, as a Glen Rose test on its Paloma lease. Drilling was completed in late December and completion was 0. commenced during January 1996. Preliminary tests results indicate nearly 50 feet of gas bearing porosity within the Glen Rose formation. The well was flowed at rates in excess of 2.5 million cubic feet of gas per day and is expected to have an excellent absolute open flow potential although tests have not been concluded. The success of this well is very significant as an indication of the Company's engineers and geologists ongoing ability to distinguish between water-filled reefs versus gas-filled reefs. Based upon the seismic that has been run to date, the Company is further assured to have numerous porosity-bearing patch reefs scattered across its extensive acreage position.

The Company has been evaluating the available 2-D seismic over its leasehold in the Lodgepole play in North Dakota. Independent geophysicists have determined that the Company has numerous anomalies on the acreage that appear to be Lodgepole waulsortion reefs. The Company intends to acquire 3-D seismic over its prospects prior to drilling.

EXPROFUELS DIVISION

Sales for the current quarter increased by approximately 25% compared to the corresponding periods of the previous fiscal year. Contributing most significantly to the increase was the success of the Company's ongoing efforts to identify and obtain sales and construction contracts with the Texas Department of Transportation, with installations extending throughout central
and east Texas, and Kelly AFB in San Antonio, Texas.   Since January, 1995,
total fuel station locations, owned and non-owned, have increased from 1 to 22 stations, while propane sales have increased from 4,800 gallons per month to over 20,000 gallons per month in December 1995. The decline of general and administrative expenses reflects the Company's ongoing efforts to keep staff levels and office expenses to a minimum, reduced insurance costs due to lower payrolls, significant rate reductions and the drop in office expenses related to operating efficiencies after the closing of the New Orleans, La. shop in the 2nd quarter of 1995.

ExproFuels' revenues, profitability and future rate of growth continue to be substantially dependent on its ability to increase its sales levels primarily by winning bids from various governmental agencies as well as from private fleets which continue to be mandated by various legislation to convert their fleets to alternative fuels. In the event ExproFuels is unsuccessful in the competitive bidding process, or legislative changes further reduce or delay mandates for vehicle conversions, the Company's revenues and ability to achieve profitability would be materially adversely affected.

An additional investment of $181,193 was made by the Company during this quarter in CNG International, L.L.C, continuing the Company's plan, together with this Tennessee company, to develop the joint goal of converting motor vehicles to operate on alternative fuels, manufacturing and selling related component equipment and developing the necessary refueling infrastructure to support the operation of motor vehicles on alternative fuels in Uzbekistan, a former Soviet Republic. In October, 1995, the President of Uzbekistan signed a resolution authorizing key components required for the ongoing development of the venture. As of January, 1996, the Uzbek government was actively negotiating with various international banking organizations, with CNG International's assistance, in preparation for the issuance of the Presidential Decree giving final approval to the venture between that government and CNG International.

Because the alternative fuels industry in the United States has not grown as fast as most experts projected, ExproFuels has continued to investigate the use of its expertise and knowledge in several foreign countries. Management believes that opportunities currently being pursued in Colombia, Bolivia, Egypt, Mexico and Central America may develop into attractive ventures for the Company. Accordingly, the ExproFuels division has continued to invest in sales and promotional activities during the first quarter of the year.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Subsequent to the end of the first quarter, on or about December 20, 1995, the Company entered into a final settlement of the lawsuit filed in 1992 involving its ownership interest in its Holmgreen Ranch mineral property. The settlement provided for the Company to convey a 32.5% mineral interest in the property to the plaintiff, Big Four Ranch Corporation, in exchange for compensation by the other defendants. The Company does not believe the terms of the settlement will have a material adverse affect on its ability to develop the lease because it continues to own a 50% mineral interest and maintain a mineral lease over the entire ranch property which allows it to develop the underlying mineral deposits under the interests it does not own. Additionally, the Company is currently in negotiations with the other defendants in the lawsuit and is confident it will be fairly compensated by said defendants for the value paid by the Company in the original purchase of subject mineral interest.

ITEM 2.  CHANGES IN SECURITIES

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE EXPLORATION COMPANY
                                 (Registrant)



                                 /s/ James E. Sigmon
                                 -----------------------------------------------
                                 James E. Sigmon, President and Treasurer
                                 (Signing on behalf of the Registrant and as
                                 chief accounting officer)






Date:  January 15, 1996

                     EXHIBIT INDEX


         27 -- Financial Data Schedule