Form 10-Q
period 1996-02-29
EXPLORATION CO
filed 1996-04-15
CIK 313395

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




     For the Quarter ended                   Commission File No. 0-9120
       FEBRUARY 29, 1996


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

                                 Yes   X     No
                                     -----      -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996.


      Common Stock $0.01 par value                  5,758,635 shares
           (Class of Stock)                        (Number of Shares)

                          Total number of pages is 14
                                                   --

                         PART I - FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS.


                            THE EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



ASSETS                                      FEBRUARY 29, 1996   AUGUST 31, 1995
- ----------                                  -----------------   ---------------
CURRENT ASSETS:
   Cash                                        $   165,583        $    85,918
   Accounts receivable-net                         560,928            345,974
   Inventory-principally raw materials             116,571            103,956
   Note receivable                                 302,528            602,528
   Prepaid expenses                                 25,766             60,714
                                               -----------        -----------
                   Total Current Assets          1,171,376          1,199,090

PROPERTY & EQUIPMENT
   Oil & gas properties-net of impairment        2,718,277          2,170,415
   Mineral properties-net of impairment            306,564            704,967
   Transportation and other equipment              219,772            193,404
   Equipment under capital leases                   93,326             93,326
   Fuel stations                                   178,866            159,729
                                               -----------        -----------
                                                 3,510,805          3,321,841
   Less accumulated depreciation, depletion
      and amortization                            (512,086           (413,152)
                                               -----------        -----------
                                                 2,998,719          2,908,689


OTHER ASSETS
   Investment & advances - CNG International       352,693            150,000
   Option to acquire oil and gas properties         66,667            166,667
      Other assets                                 153,928            168,446
                                               -----------        -----------
                                                   573,288            485,113
                                               -----------        -----------

                   Total Assets                $ 4,743,383        $ 4,592,892
                                               ===========        ===========





See notes to consolidated financial statements.

                              EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY          FEBRUARY 29, 1996  AUGUST 31, 1995
- ------------------------------------          -----------------  ---------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $    673,776    $    590,975
   Due to joint interest partners                      114,373          69,209
   Current portion of long-term debt                   278,000         188,419
   Current portion of capital lease obligations         16,000          16,693
                                                  ------------    ------------
     Total Current Liabilities                       1,082,149         865,296


LONG TERM LIABILITIES
   Long-term debt                                    2,295,658       2,300,115
   Capital lease obligations                            42,608          49,734
                                                  ------------    ------------
                                                     2,338,266       2,349,849


STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share;
    authorized 200,000,000 shares; issued
    and outstanding 5,733,635 shares at
    February 29, 1996 and 5,527,970 shares
    at August 31, 1995                                  57,336          55,280
   Additional paid-in capital                       17,883,493      17,348,088
   Accumulated deficit                             (16,617,861)    (16,025,621)
                                                  ------------    ------------
     Total Stockholders' Equity                      1,322,968        1,377,747
                                                  ------------    ------------


     Total Liabilities and Stockholders' Equity   $  4,743,383    $  4,592,892
                                                  ============    ============





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            THREE MONTHS        THREE MONTHS
                                                ENDED               ENDED
                                          FEBRUARY 29, 1996   FEBRUARY 28, 1995
                                          -----------------   -----------------
REVENUES:
   Oil and gas sales                         $  102,566          $    74,289
   ExproFuels' sales                            395,617               84,649
   Other Income                                  62,797                5,787
                                             ----------          -----------
                                                560,980              164,725
COSTS AND EXPENSES:
   Lease operating expenses                      18,849                8,400
   Production and taxes                          15,030               12,887
   Exploration expenses                           3,977                6,178
   Depreciation, depletion and amortization      70,467               49,800
   Impairment of mineral properties                 -0-               42,876
   ExproFuels' costs of sales                   312,897               72,275
   General and  administrative expenses         311,465              436,288
                                             ----------          -----------
                                                732,685              628,704
                                             ----------          -----------
Loss From Operations                           (171,705)            (463,979)

OTHER INCOME (EXPENSE):
   Interest income                                1,774                1,257
   Interest expense                             (77,130)             (50,285)
                                             ----------          -----------
                                                (75,356)             (51,542)
                                             ----------          -----------

Net Loss                                     $ (247,061)         $  (513,007)
                                             ==========          ===========


AMOUNTS PER COMMON SHARE:

Net Loss                                     $    (0.04)         $     (0.11)
                                              =========          ===========





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            SIX MONTHS            SIX MONTHS
                                               ENDED                 ENDED
                                         FEBRUARY 29, 1996     FEBRUARY 28, 1995
                                         -----------------     -----------------
REVENUES:
   Oil and gas sales                         $  184,573           $   146,082
   ExproFuels' sales                            596,115               244,080
   Other Income                                  71,014                 9,291
                                             ----------           -----------
                                                851,702               399,453
COSTS AND EXPENSES:
   Lease operating expenses                      24,136                12,616
   Production and taxes                          26,028                23,318
   Exploration expenses                          10,966               108,714
   Depreciation, depletion and amortization     140,934                93,900
   Impairment of mineral properties                 -0-                85,752
   ExproFuels' costs of sales                   448,330               216,527
   General and  administrative expenses         642,631               827,641
                                             ----------           -----------
                                              1,293,025               844,411
                                             ----------           -----------
Loss From Operations                           (441,323)             (969,015)

OTHER INCOME (EXPENSE):
   Interest income                                2,061                 2,414
   Interest expense                            (152,979)              (81,556)
                                             ----------           ------------
                                               (150,918)              (79,142)
                                             ----------           -----------

Net Loss                                     $ (592,241)          $(1,048,157)
                                             ==========           ===========


AMOUNTS PER COMMON SHARE:


Net Loss                                     $    (0.11)          $     (0.23)
                                             ==========           ===========





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                SIX MONTHS        SIX MONTHS
                                                   ENDED             ENDED
                                            FEBRUARY 29, 1996  FEBRUARY 28, 1995
                                            -----------------  -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                       $ (592,241)       $ (1,048,157)
Adjustments to reconcile net loss to
 net cash used by operating activities:
   Depreciation, depletion and amortization       140,934              93,900
   Impairment of mineral properties                   -0-              85,752
Cash flows increased (decreased) from change
   in operating assets and liabilities:
   Accounts receivable                           (214,954)             45,433
   Inventory                                      (12,615)             26,493
   Prepaid expenses and other                      34,948              45,407
   Accounts payable and accrued expenses          124,923            (228,570)
   Due to joint interest partners                  45,164            (224,467)
                                               ----------        ------------
Net Cash Used in Operating Activities            (473,841)         (1,204,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in CNG International               (202,693)                -0-
   Development of oil and gas properties          (91,862)            (52,022)
   Purchase of other property & equipment         (62,505)            (89,364)
   Sale of oil and gas properties                     -0-             254,749
   Other assets                                   139,518             (31,308)
                                               ----------        ------------
Net Cash From Investing  Activities              (217,542)             82,055

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock issuance-net                             312,463              50,000
   Additional borrowing-net of financing fees     170,861           1,146,578
   Principal payment on note receivable           300,000                 -0-
   Principal payments on long-term
     obligations                                  (12,276)            (37,153)
                                               ----------        ------------
Net Cash From Financing Activities                771,048           1,159,425
                                               ----------        ------------

Net Increase in Cash                               79,665              37,271

Cash at Beginning of Period                        85,918             103,756
                                               ----------        ------------

Cash at End of Period                          $  165,583        $    141,027
                                               ==========        ============





See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                         NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS FOR THE PERIODS ENDED FEBRUARY 29, 1996
                        and FEBRUARY 28, 1995 (Unaudited)


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

            During the second quarter, the Company continued its offering of shares pursuant to Regulation S and as of February 29, 1996, had received an additional $135,000 in exchange for 67,500 shares of its common stock.

            Subsequent to February 29, 1996, the Company has received an additional $50,000 pursuant to the terms of its ongoing Regulation S offering in exchange for 25,000 shares of its common stock.

            As of February 29, 1996, the Company had outstanding and exercisable warrants and options to purchase 1,769,765 shares of common stock at prices ranging from $2.00 to $6.00 per share. The warrants and options expire at various dates through February 2005.

            Earnings per share are computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                            THREE MONTHS         SIX MONTHS
                                            ------------         ----------
               February 29, 1996             5,717,619            5,633,924
               February 28, 1995             4,681,087            4,653,186

4.      INVESTMENT IN CNG INTERNATIONAL

            During the quarter ended February 29, 1996, the Company made additional cash investments and advances totaling $21,500 in CNG International, L.L.C., a Tennessee limited liability company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzbekistan, a former Soviet Republic.

5.      LEGAL PROCEEDINGS AND SUBSEQUENT EVENTS

            During the current quarter, the Company entered into a final settlement agreement of its lawsuit filed in 1992 involving its ownership interest in the Holmgreen Ranch non-producing mineral interest. The settlement required the Company to convey a 32.5% mineral interest, with a basis of $398,402 to the plaintiff, in exchange for certain assets with the same value transferred to the Company by the other defendants (who were also the prior owners of the mineral interest from which the Company acquired its interest). Value recovered by the Company from the other defendants included the reduction of a note payable and related accrued interest and accounts payable of $123,402; non-producing oil and gas leasehold acreage in the North Dakota Lodge Pole oil and gas play valued at $225,000 for 1,500 net acres; and other tangible assets, including
            certain equipment and seismic data valued at $50,000.   The Company
            did not recognize a gain or loss on the settlement of the lawsuit as a result of the agreement. The Company continues to own a 50% mineral interest in the Holmgreen Ranch and has a mineral lease on the remaining 50% mineral interest which will allow it to develop underlying mineral deposits, as originally contemplated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended August 31, 1995.

FINANCIAL CONDITION AND CAPITAL RESOURCES

During the first quarter of fiscal 1996 the Company entered into an agreement with Comstar BioCapital, Inc., a foreign entity, to raise up to $3,000,000 through an offering of the Company's common stock to foreign investors. The offering was prepared pursuant to Regulation S of the Securities Act of 1933, as amended, and has extended to several foreign parties.

During the first two quarters of fiscal 1996, the Company had received $300,000 under this arrangement. Management is uncertain at this time of Comstar's ability to successfully place the Regulation S Offering in its entirety in the near future and continues to investigate other financing alternatives for its ongoing capital requirements. These funds, along with the $300,000 payment on the outstanding note receivable, as well as $55,000 received from TransTexas Gas Corporation due to the expiration of a drilling option to explore the deep mineral rights on the Company's Maverick County leasehold interest, were used to fund the cash loss from operations for the six months ended of $473,841, fund for the current quarter $85,000 in capital expenditures, including $19,000 in the ExproFuels division, and invest an additional $21,500 in CNG International, L.L.C., the Tennessee company directing the development of the alternative fuels project in Uzbekistan, a former Soviet Republic.. As a result of these fund raising efforts, the Company's current ratio (current assets divided by current liabilities) deteriorated for the period, from 1.38 to 1 at August 31, 1995, to 1.08 to 1 at February 29, 1996.

In order to carry out management's plans to develop its Maverick County leaseholds, continue evaluation of its recently acquired Lodgepole acreage positions in North Dakota and Montana, and continue expansion of the ExproFuels division, as well as to meet the Company's obligations in the ordinary course of business, it will be necessary for the Company to raise additional capital. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. Since the end of the second quarter, through April 10, 1996, additional operating funds have been raised through the ongoing Regulation S offering of $50,000. Management is continuing to investigate several alternatives to raise capital to fund ongoing normal operations and to meet the Company's debt obligations If management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity would be materially adversely affected.

RESULTS OF OPERATIONS

OIL AND GAS DIVISION

The increase in oil and gas sales and depletion expense for the second quarter and for the six month year-to-date period of fiscal year 1996 is directly attributable to production from the Paloma #1-107 gas well and the Paloma "A" #83-1H gas well which began producing during the third and fourth quarter, respectively, of fiscal 1995 and the general strengthening of gas prices during the current winter season.. The decrease in year-to-date exploration expenses to $10,966 compared to $108,714 in the prior year reflects the lack of dry holes during the period. The Company drilled and completed another Glen Rose test well, the Paloma "B" #2-112 during the second quarter at a total cost of $65,393. The well flowed at rates up to 2,467,000 cubic feet per day and 30 barrels of condensate per day, with an absolute open flow potential of approximately 20,000,000 cubic feet of gas per day. Although first production commenced during February, 1996, first sales will be reflected in third quarter operations. The success of this well is very significant as an indication of the Company's engineers and geologists ongoing ability to distinguish between water-filled versus gas-filled reefs. Based upon the seismic that has been run to date, the Company is further assured to have numerous porosity-bearing patch reefs scattered across its extensive acreage position, and is scheduled to commence additional drilling on its Paloma lease in the third quarter of this year.

The Company continues its evaluation of the available 2-D and 3-D seismic over its leasehold in the Lodgepole play in North Dakota. Independent geophysicists have determined that the Company has numerous anomalies on the acreage that appear to be Lodgepole waulsortian reefs. The Company intends to acquire 3-D seismic over its prospects prior to commencement of drilling operations.

EXPROFUELS DIVISION

Sales for the second quarter and the six month period ended February, 1996 increased by approximately 450% and 240%, respectively, over the same periods of fiscal 1995. Changes in cost of sales levels followed the sales increases, with gross margins improving in the second quarter of fiscal 1996. Contributing most significantly to the sales increase and improved margins was the success of the Company's ongoing efforts to identify and obtain favorably priced CNG fuel station construction contracts with Kelly AFB in San Antonio, Texas valued at $250,000 and LPG vehicle conversion contracts valued at over $30,000 with Star Shuttle, Inc., a private contractor providing public transportation services under contracts with several municipal entities in San Antonio, Texas.

ExproFuels' U.S. based revenues, profitability and future rate of growth are dependent on its ability to increase its sales level primarily by winning bids from various governmental agencies as well as from private fleets which have been mandated by various legislation to convert their vehicle fleets to
alternative fuels.    In the event ExproFuels is unsuccessful in the
competitive bidding process, or legislative changes significantly reduce or delay the mandates for vehicle conversions, the Company's revenues and ability to achieve profitability would be materially adversely affected.

During the second quarter of fiscal 1996, the Company made an additional cash investment of $21,500 in CNG International, L.L.C., continuing the Company's plan, together with this Tennessee based company, to develop the joint goal of converting a national fleet of motor vehicles to operate on alternative fuels, manufacturing and selling related component equipment and developing the necessary refueling infrastructure to support the operation of motor vehicles on alternative fuels, in Uzbekistan, a former Soviet Republic. The Company , together with CNG, is actively involved in negotiating with various international banking organizations and numerous Uzbek ministries, in preparation for the issuance of that countries' Presidential decree giving the final approval to the implementation phase of the venture between that country
and CNG International.   During the second quarter, the Company was also
approached by representatives of other former Soviet Republics interested in initiating similar, national scale projects in their respective countries and is pursuing preliminary discussions with the appropriate parties.

Also during the second quarter, the Company's ongoing efforts to develop markets in Latin America were bolstered by the sale of approximately $12,000 of motor vehicle LPG conversion equipment to the Colombian government's national oil company, Ecopetrol. The Company will direct the actual conversion of 4 vehicles as a prototype fleet test for the benefit of Ecopetrol. Upon the successful completion of conversions and satisfactory operating performance of the vehicles, plans include the development of a complete conversion facility for ongoing conversion of numerous governmental and private fleets. The Company is actively involved in structuring strategic alliances with various private sector parties to jointly own and operate said conversion facilities, and expects to initiate operations in the fourth quarter of fiscal 1996.

In additional to Colombia, Management believes that opportunities currently being pursued in Bolivia, Mexico, Venezuela and Central America may develop into attractive ventures for the Company. Accordingly, the ExproFuels division has continued to invest in sales and promotional activities during the six months ended February 29, 1996.

CORPORATE DIVISION

The increase in amortization expense during the first and second quarter is related to ongoing amortization of deferred financing fees not present during the same periods of fiscal year 1995. The increase in interest expense for the current quarter and the six month year-to-date period is directly attributable to the increase in long-term debt over amounts in previous periods. The reduction in impairment of mineral properties reflects the Company's position that the remaining carrying value of the mineral properties are properly stated.

Other Income for the second quarter and six month period ended February, 1996 increased by over $60,000 over the same periods of fiscal 1995, primarily due to insurance premium refunds of approximately $26,000 due to the reduction of exposures obtained through the closing of the Louisiana conversion facilities during the second quarter of fiscal 1995. The ongoing decline of general and administrative expenses reflects the Company's continuing efforts to keep staffing levels and office expenses at a minimum, resulting in reduced insurance costs associated with lower payrolls and significant rate reductions, and the drop in office expenses related to operating efficiencies after closing the Louisiana conversion facility in fiscal 1995.

                          PART II - OTHER INFORMATION



ITEM 1.          LEGAL PROCEEDINGS

         During the current quarter, the Company entered into a final settlement agreement of the lawsuit filed in 1992 involving its ownership interest in the Holmgreen Ranch non-producing mineral interest. The settlement required the Company to convey a 32.5% mineral interest, with a basis of $398,402, to the plaintiff, in exchange for certain assets with the same value transferred to the Company by the other defendants (who were also the prior owners of the mineral interest from which the Company acquired its interest.) Value recovered by the Company from the other defendants included the reduction of a note payable and related accrued interest and accounts payable of $123,402; non-producing oil and gas leasehold acreage in the North Dakota Lodgepole oil and gas play valued at $225,000 for 1500 net acres; and other tangible assets, including certain equipment and seismic data valued at $50,000. The Company did not recognize a gain or loss on the settlement of the lawsuit as a result of the agreement. The Company continues to own a 50% mineral interest in the Holmgreen Ranch and has a mineral lease on the remaining 50% mineral interest which will allow it to develop underlying mineral deposits.

ITEM 2.          CHANGES IN SECURITIES

         None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 29, 1996, the Company held the Annual Meeting of Shareholders at its offices in San Antonio, Texas pursuant to the notice mailed to shareholders of record on February 10, 1996. The following matters were submitted to a vote at the meeting and the results of the voting is shown for each matter.

1.       Election of Three Directors

                     Nominee                        For            Against
                 -----------------             --------------    -----------
                 Stephen M. Gose                 3,709,470          68,845
                 Thomas H. Gose                  3,705,570          72,745
                 James E. Sigmon                 3,709,470          68,845

         There were no changes in directors of the Company.

2. Proposal to ratify the adoption of Akin, Doherty, Klein & Fuege, P.C., as Independent Auditors for the Company for the fiscal year 1996.


                     FOR                   AGAINST                    ABSTAIN
                 -----------          ---------------             -------------------
                 3,738,850                   8,612                     30,853



ITEM 5.          OTHER INFORMATION

                 None


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:

                      1.    Exhibit (27) - Financial Data Schedule.

                 (b)  Reports on 8-K:

                      No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE EXPLORATION COMPANY
                                          (Registrant)



                                          /s/ James E. Sigmon
                                          --------------------------
                                          James E. Sigmon
                                          President and Treasurer
                                          (Signing on behalf of the
                                          Registrant and as chief
                                          accounting officer)





Date:  April 12, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
