Form 10-Q
period 1996-05-31
EXPLORATION CO
filed 1996-07-15
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended                                 Commission File No. 0-9120
    MAY 31, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 10, 1996.


Common Stock $0.01 par value                                   7,704,115 shares
    (Class of Stock)                                          (Number of Shares)

                         Total number of pages is 13

                         PART I - FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS.


                            THE EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



ASSETS                                        MAY 31, 1996      AUGUST 31, 1995
- ----------                                    ------------      ---------------
CURRENT ASSETS:
   Cash                                        $    60,192        $    85,918
   Accounts receivable-net                         379,342            345,974
   Inventory-principally raw materials             155,800            103,956
   Note receivable                                     -0-            602,528
   Prepaid expenses                                 19,326             60,714
                                               -----------        -----------
                 Total Current Assets              614,660          1,199,090

PROPERTY & EQUIPMENT
   Oil & gas properties-net of impairment        4,725,617          2,170,415
   Mineral properties-net of impairment            306,564            704,967
   Transportation and other equipment              219,772            193,404
   Equipment under capital leases                   93,326             93,326
   Fuel stations                                   211,821            159,729
                                               -----------        -----------
                                                 5,557,100          3,321,841
   Less accumulated depreciation, depletion
       and amortization                           (561,554)          (413,152)
                                               -----------        -----------
                                                 4,995,546          2,908,689

OTHER ASSETS
   Investment & advances - CNG International       371,123            150,000
   Option to acquire oil and gas properties         66,667            166,667
   Other assets                                    134,581            168,446
                                               -----------        -----------
                                                   572,371            485,113
                                               -----------        -----------
                 Total Assets                  $ 6,182,577        $ 4,592,892
                                               ===========        ===========





See notes to consolidated financial statements.

                           THE EXPLORATION COMPANY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY                     MAY 31, 1996          AUGUST 31, 1995
- ------------------------------------                     -------------         ---------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                 $     637,251         $       590,975
   Due to joint interest partners                               12,502                  69,209
   Current portion of long-term debt                           244,457                 188,419
   Current portion of capital lease obligations                 16,000                  16,693
                                                         -------------         ---------------
          Total Current Liabilities                            910,210                 865,296


LONG TERM LIABILITIES
   Long-term debt                                            2,288,090               2,300,115
   Capital lease obligations                                    38,427                  49,734
                                                         -------------         ---------------
                                                             2,326,517               2,349,849


STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
       200,000,000 shares; issued and outstanding
       6,957,686 shares at May 31, 1996
       and 5,527,970 shares at August 31, 1995                  69,577                  55,280
   Additional paid-in capital                               20,019,593              17,348,088
   Accumulated deficit                                     (17,143,320)            (16,025,621)
                                                         -------------         ---------------
          Total Stockholders' Equity                         2,945,850               1,377,747
                                                         -------------         ---------------


          Total Liabilities and Stockholders' Equity     $   6,182,577         $     4,592,892
                                                         =============         ===============





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   THREE MONTHS           THREE MONTHS
                                                       ENDED                  ENDED
                                                   MAY 31, 1996           MAY 31, 1995
                                                  -------------         ---------------
REVENUES:
   Oil and gas sales                              $     120,955         $        76,974
   ExproFuels' sales                                    207,036                 121,257
   Other Income                                          55,743                  11,688
                                                  -------------         ---------------
                                                        383,734                 209,919
COSTS AND EXPENSES:
   Lease operating expenses                              15,342                   4,292
   Production and taxes                                  15,409                  12,619
   Exploration expenses                                 304,591                  86,630
   Depreciation, depletion and amortization              70,467                 154,700
   Impairment of mineral properties                         -0-                  42,877
   ExproFuels' costs of sales                           135,132                 106,231
   General and  administrative expenses                 339,864                 381,336
                                                  -------------         ---------------
                                                        880,805                 788,685
                                                  -------------         ---------------
Loss From Operations                                   (497,071)               (578,766)

OTHER INCOME (EXPENSE):
   Interest income                                       46,176                   3,427
   Interest expense                                     (74,564)                (67,419)
                                                  -------------         ---------------
                                                        (28,388)                (63,992)
                                                  -------------         ---------------

Net Loss                                          $    (525,459)        $      (642,758)
                                                  =============         ===============


AMOUNTS PER COMMON SHARE:


Net Loss                                          $       (0.09)        $         (0.13)
                                                  =============         ===============





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    NINE MONTHS            NINE MONTHS
                                                       ENDED                  ENDED
                                                   MAY 31, 1996           MAY 31, 1995
                                                   -------------         ---------------
REVENUES:
   Oil and gas sales                               $     305,528         $       223,056
   ExproFuels' sales                                     803,151                 365,337
   Other Income                                          126,757                  20,979
                                                   -------------         ---------------
                                                       1,235,436                 609,372
COSTS AND EXPENSES:
   Lease operating expenses                               39,478                  16,908
   Production and taxes                                   41,437                  35,937
   Exploration expenses                                  315,557                 195,344
   Depreciation, depletion and amortization              211,401                 248,600
   Impairment of mineral properties                          -0-                 128,629
   ExproFuels' costs of sales                            583,462                 322,757
   General and  administrative expenses                  982,495               1,208,978
                                                   -------------         ---------------
                                                       2,173,830               2,157,153
                                                   -------------         ---------------
Loss From Operations                                    (938,394)             (1,547,781)

OTHER INCOME (EXPENSE):
   Interest income                                        48,237                   5,841
   Interest expense                                     (227,543)               (148,975)
                                                   -------------         ---------------
                                                        (179,306)               (143,134)
                                                   -------------         ---------------
Net Loss                                           $  (1,117,700)        $    (1,690,915)
                                                   =============         ===============
AMOUNTS PER COMMON SHARE:

Net Loss                                           $       (0.20)        $         (0.36)
                                                   =============         ===============





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     NINE MONTHS             NINE MONTHS
                                                        ENDED                   ENDED
                                                     MAY 31, 1996           MAY 31, 1995
                                                    -------------          ---------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss                                            $  (1,117,700)         $    (1,690,915)
Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation, depletion and amortization               211,401                  248,600
   Impairment of mineral properties                           -0-                  128,628
 Cash flows increased (decreased) from change
   in operating assets and liabilities:
   Accounts receivable                                    (33,368)                 (27,459)
   Inventory                                              (51,844)                 (37,484)
   Prepaid expenses and other                              41,388                   62,048
   Accounts payable and accrued expenses                   88,398                  (52,300)
   Due to joint interest partners                         (56,707)                (224,075)
                                                    --------------         ----------------
Net Cash Used in Operating Activities                    (918,432)              (1,592,957)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Investment in CNG International                       (221,123)                (100,000)
   Development of oil and gas properties                  (91,862)                (158,171)
   Purchase of other property & equipment                (116,459)                 (98,232)
   Sale of oil and gas properties                             -0-                  254,749
   Other assets                                           158,865                 (226,539)
                                                    -------------          ---------------
Net Cash Used in Investing  Activities                   (270,579)                (328,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock issuance-net                                     447,464                  400,000
   Additional borrowing-net of financing fees             170,861                1,567,614
   Principal payment on note receivable                   602,528                      -0-
   Principal payments on long-term
     obligations                                          (57,568)                 (46,639)
                                                    -------------          ---------------
Net Cash From Financing Activities                      1,163,285                1,920,975
                                                    -------------          ---------------

Net (Decrease) in Cash                                    (25,726)                    (175)

Cash at Beginning of Period                                85,918                  103,756
                                                    -------------          ---------------
Cash at End of Period                               $      60,192          $       103,581
                                                    =============          ===============





See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE PERIODS ENDED MAY 31, 1996 and MAY 31, 1995 (Unaudited)


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

3.  COMMON STOCK AND EARNINGS PER SHARE

    During the first quarter, the Company prepared an offering pursuant to Regulation S of the Securities Act of 1933, as amended, to raise up to $3,000,000 by offering shares to non-U.S. persons as defined in Regulation
    S. As of February 29, 1996, the Company had received $300,000 in exchange for 150,000 shares of its common stock.

    During the current quarter, the Company continued its offering of shares pursuant to Regulation S and as of May 31, 1996, had received an additional $50,000 in exchange for 25,000 shares of its common stock.

    As of May 31, 1996, the Company had outstanding and exercisable warrants and options to purchase 1,615,406 shares of common stock at prices ranging from $2.00 to $6.00 per share. The warrants and options expire at various dates through February 2005.

    Earnings per share are computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                      THREE MONTHS             NINE MONTHS
                                      ------------             -----------
           May 31, 1996                 5,771,764               5,680,040
           May 31, 1995                 4,829,609               4,712,096

4.  INVESTMENT IN CNG INTERNATIONAL

    During the quarter ended May 31, 1996, the Company made additional cash investments and advances totaling $18,430 in CNG International, L.L.C., a Tennessee limited liability company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzbekistan, a former Soviet Republic. Additionally, the company invoiced CNG International for services provided during the period totaling $59,795.

5.  ACQUISITION  OF  OIL AND GAS PROPERTIES AND SUBSEQUENT EVENTS

    During the quarter ended May 31, 1996, the Company entered into agreements involving the exchange of 3,498,485 shares of its common stock for a twenty-five percent (25%) working interest in 129,551.12 acres of non-producing oil and gas leases and $1,750,000 cash. The stock is to be issued under the rules as defined under Regulation S.

    As of May 31, 1996, the completed portion of the exchange for leases totaled 59,654.54 acres and was valued at $2,013,340 for which the Company
    issued 1,150,480 shares of its common stock.   Concurrently, an additional
    48,571 shares of common stock were issued in exchange for  $85,000 cash.

    Subsequent to the end of the current quarter, an additional 36,540 acres were purchased under the terms of the ongoing agreements, in exchange for 704,695 shares of the company's common stock valued at $1,233,217. Concurrently, an additional 737,429 shares of common stock were issued in exchange for $1,290,500 cash.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

During the first quarter of fiscal 1996 the Company entered into an agreement with Comstar BioCapital, Inc., a foreign entity, to raise up to $3,000,000 through an offering of the Company's common stock to foreign investors. The offering was prepared pursuant to Regulation S of the Securities Act of 1933, as amended, and was extended to several foreign parties.

During the first three quarters of fiscal 1996, the Company had received $435,000 under this arrangement. These funds, along with the $602,000 payment realized upon the sale of an outstanding note receivable, as well as $55,000 received from TransTexas Gas Corporation due to the expiration of a drilling option, were used to fund the cash loss from operations for the nine months ended of $938,394, fund for the current quarter $85,000 in capital expenditures, including $33,000 in the ExproFuels division, and invest an additional $18,000 in CNG International, L.L.C., the Tennessee company directing the development of the alternative fuels project in Uzbekistan.
While management has been successful in obtaining significant commitments of new equity capital during the current quarter, the timing of actual funding was such that the Company's current ratio (current assets divided by current liabilities) deteriorated for the period, from 1.38 to 1 at August 31, 1995, to .67 to 1 at May 31, 1996.

In order to carry out management's plans to develop its Texas leaseholds, continue evaluation of its growing acreage positions in North Dakota and Montana, and continue expansion of the ExproFuels division, as well as to meet the Company's obligations in the ordinary course of business, it will be necessary for the Company to raise additional capital. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. Since the end of the third quarter, through July 10, 1996, additional operating funds have been raised through the ongoing Regulation S offering of $1,290,500. Based on the performance to date by the Comstar BioCapital led foreign investors under their new funding commitments dated May 31, 1996, management anticipates additional funding in excess of $1,000,000 will be completed within the current fiscal year. This level of funding will allow the company to carry out current exploration and development plans for its oil and gas interests, maintain its participation in the Uzbekistan project, fund ongoing normal operations and meet the Company's debt obligations. If management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity would be materially adversely affected.

RESULTS OF OPERATIONS

OIL AND GAS DIVISION

The increase in oil and gas sales and depletion expense for the third quarter and for the nine month year-to-date period of fiscal year 1996 is primarily attributable to steady production from the Paloma #1-107 gas well and the new Paloma "B" #2-112 gas well which began producing during the current quarter and the ongoing strengthening of gas prices during the past winter and the current spring season. The increase in year-to-date exploration expenses to $315,557 compared to $195,344 in the prior period reflects the drilling of a dry hole during the current quarter. The Company drilled and abandoned another Glen Rose test well, the Paloma "C" #1-108 during the third quarter at a net cost of $214,000. Although the reef was present, it contained water and not hydrocarbons. Company engineers and geologists remain 100% successful in locating the patch reefs on Company leaseholds, but have only a 1 in 3 success ratio in finding reefs productive in hydrocarbons. Management is reviewing the information it has obtained while drilling these reefs and is reprocessing its seismic data to improve its success ratio to an acceptable level by improving its ability to distinguish between water-filled versus gas-filled reefs. Based upon the seismic that has been run to date, the Company is further assured to have numerous porosity-bearing patch reefs scattered across its extensive acreage position, and is scheduled to commence additional drilling on its Paloma lease in the fourth quarter of this year.

The Company continues its evaluation of the available 2-D and 3-D seismic over its growing leasehold position in the Lodgepole and Red River plays in North Dakota. Third quarter and subsequent period leasehold acquisitions of over 90,000 net acres of paid up, non-producing leases assure extensive exploration opportunities in the coming years. Independent geophysicists have determined that the Company has numerous anomalies on the acreage that appear to be Lodgepole waulsortian reefs in addition to horizontal Red River formation possibilities. Several blocks of the leaseholds which are prospective for Red River production are currently directly offset by locations that are permitted
to be horizontally drilled by other operators.   Management expects to identify
numerous locations to be drilled horizontally in the Red River formation as these offsetting locations are successfully drilled. Multiple requests by other operators to explore company acreage under farmout agreements offer additional exploration options which are currently under consideration by management.

EXPROFUELS DIVISION

Sales for the third quarter and the nine month period ended May 31, 1996 increased by approximately 70% and 120%, respectively, over the same periods of fiscal 1995. Changes in cost of sales levels followed the sales increases, with gross margins improving in the third quarter of fiscal 1996.
Contributing significantly to the sales increase and improved margins was the success of the Company's ongoing marketing efforts which allow it to identify and obtain favorably priced vehicle conversion and fuel station construction contracts with numerous state and local governments and school districts in its San Antonio, and Dallas, Texas marketplace.

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

During the third quarter of fiscal 1996, the Company made additional cash advances of $18,000 and provided technical services valued at $59,000 to CNG International, L.L.C., continuing the Company's plan, together with this Tennessee based company, to develop the joint goal of converting a national fleet of motor vehicles to operate on alternative fuels, manufacturing and selling related component equipment and developing the necessary refueling infrastructure to support the operation of motor vehicles on alternative fuels, in Uzbekistan, a former Soviet Republic. The Company, together with CNG International, is actively involved in negotiating with various international banking organizations and numerous Uzbek ministries, and on June 6, 1996 was rewarded with the issuance of that country's Presidential decree giving the final approval to the implementation phase of the venture between that country and CNG International. Company officials were present at the U.S. Capital, in Washington D.C. where, on June 26, 1996, the President of Uzbekistan and the U.S. Secretary of Energy officially witnessed the signing of definitive joint venture agreements between various Uzbek government ministries and CNG International representatives.

During the third quarter, the Company continued its review of other former Soviet Republics interested in initiating similar, national scale projects in their respective countries and is pursuing advanced discussions with the appropriate parties. Management continues to believe that opportunities currently being pursued in Latin America may develop into attractive ventures for the Company. Accordingly, the ExproFuels division has continued to invest in sales and promotional activities during the nine months ended May 31, 1996.

CORPORATE DIVISION

The increase in interest expense for the current quarter and the nine month year-to-date period is directly attributable to the increase in long-term debt over amounts in previous periods. The reduction in impairment of mineral properties reflects the Company's position that the remaining carrying value of the mineral properties are properly stated.

Other Income for the third quarter and nine month period ended May 31, 1996 increased by over $100,000 over the same periods of fiscal 1995, primarily due to insurance premium refunds of approximately $26,000, sales of seismic data of $22,000, a gains realized upon the sale of other assets of $14,000. The ongoing decline of general and administrative expenses reflects the Company's continuing efforts to keep staffing levels and office expenses at a minimum, resulting in reduced insurance costs associated with lower payrolls and significant rate reductions, and the drop in office expenses related to operating efficiencies after closing the marginal conversion facilities in fiscal 1995.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             1.  Exhibit (27) - Financial Data Schedule

         (b) Reports on Form 8-K:

             Form 8-K filed on June 14, 1996 . Item 2. Acquisition or Disposition of Assets: Relating to agreements effective May 31,1996 with several foreign investors involving the exchange of 3,498,485 shares of the Company's common stock for a twenty-five percent (25%) interest in 129,551.12 acres of oil and gas leases and $1,750,000 cash.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE EXPLORATION COMPANY
                                        (Registrant)



                                        /s/ Thomas H. Gose
                                        -------------------------------------
                                        Thomas H. Gose
                                        Secretary
                                        (Signing on behalf of the
                                        Registrant and as chief
                                        accounting officer)





Date:  July 12, 1996