Form 10-K
period 1996-08-31
EXPLORATION CO
filed 1996-11-27
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 1996

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant is $20,178,814 based upon the average of the high and low bid price of such stock as reported by the Nasdaq Small-Cap Market under the symbol TXCO on November 8, 1996.

    The number of shares outstanding of the Registrant's Common Stock as of November 8, 1996, was 9,890,044 of which 8,496,343 shares were held by non-affiliates.

    Documents Incorporated by Reference:  None

                                   INDEX AND
                             CROSS REFERENCE SHEET


                                  PART I Page

Item 1.    Business...................................................       3

Item 2.    Properties.................................................      14

Item 3.    Legal Proceedings..........................................      17

Item 4.    Submission of Matters to a Vote of Security Holders........      17


                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters................................      18

Item 6.    Selected Financial Data....................................      18

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      19

Item 8.    Financial Statements and Supplementary Data ...............      24

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................      24


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.........      25

Item 11.   Executive Compensation.....................................      25

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.............................................      27

Item 13.   Certain Relationships and Related Transactions.............      28


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................      29

Signatures............................................................      31

Audited  Financial Statements.........................................      F-1

Audited Financial Statements of ExproFuels, Inc.......................      S-1

Financial Data Schedule...............................................  Exhibit

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS


The Exploration Company (the "Company") was incorporated in the State of Colorado on May 16, 1979, for the purpose of engaging in oil and gas exploration, development and production. The Company became publicly held through an offering of its common stock in November, 1979. During 1984 the corporate offices of the Company were moved to San Antonio, Texas.

Throughout its history, the Company's primary focus has been oil and gas and mineral exploration. Its business strategy has been to acquire undeveloped mineral interests, develop drilling prospects internally and to selectively participate with industry partners in prospects generated by other parties in their exploration activities, and, from time to time, to offer portions of its developed and undeveloped mineral interests for sale.

The Company finances its activities through a combination of debt financing, equity offerings and internally generated cash flow. The Company also may use its equity securities as all or part of the consideration for the operating investments it may make. Through 1992, the Company's revenues were derived principally from the sale of natural gas and oil production from working, royalty and mineral interests, as well as the sale of the mineral interests it acquires through its leasing activities.

In order to provide the Company downstream opportunities, management entered the alternative fuels vehicles (AFV) conversion business through the creation of its own alternative fuels division, ExproFuels, in late 1992. The alternative fuels division's focus includes the conversion of internal combustion engines to run alternately on Liquefied Petroleum Gas (LPG), Compressed Natural Gas (CNG) or Liquefied Natural Gas (LNG), and the design, installation and operation of alternate fuel refueling stations. The ExproFuels division initiated ongoing operations in Texas and Arizona, while actively pursuing international opportunities in Europe, Asia and Latin America. Since 1994, gross revenues from the ExproFuels division have surpassed gross revenues from oil and gas operations, although profitable operating levels have not been attained.

In late 1996, management determined it was in the Company's best interest to refocus its resources in its core oil and gas industry. Accordingly, the ExproFuels division was incorporated in August, 1996, and the Subsidiary was spun-off in early September, 1996, with the Company retaining approximately a 40% interest in its previously wholly-owned subsidiary.


                          PRINCIPAL AREAS OF ACTIVITY


OIL AND GAS OPERATIONS

The Company has been actively evaluating mineral interests in major oil and gas producing basins in South Texas, North Dakota and Montana, acquiring leasehold acreage for its ongoing exploration programs and participating in the drilling of oil and gas wells.

South Texas - Maverick County / Zavala County

Paloma Ranch Glen Rose/Rodessa Interval: The Company has owned at least a fifty percent leasehold interest in approximately 50,000 contiguous acres in Maverick County, Texas since 1989. The property is on the Chittim Anticline, a large regional structure, under which hydrocarbons have been found in as many as six separate horizons. One of these zones is the Lower Glen Rose or Rodessa interval. It is a carbonate formation that has produced billions of cubic feet of natural gas from patch reefs within the zone on or near the anticline. Past development of the field was halted because of the inability of operators to accurately predict the location of these porosity-bearing reefs. The Company applied a different processing method to the seismic available in the area and discovered what appeared to be a method of determining the location of these porosity intervals. Further investigation revealed that every well drilled in the vicinity of existing seismic lines with a good porosity zone had a certain signature pattern on the seismic processing while every well which lacked the porosity zone did not have this pattern.

Through 1993, the Company participated in the drilling of five wells to test theories of being able to locate the patch reef using 2-D seismic. In all cases the Company was successful in predicting the presence of, or absence of, porosity-bearing patch reefs using the new seismic interpretations. Although only one of the wells, the Paloma #1-84, was a successful gas producer, the Company used the information gained from each well to refine its interpretation and model of the patch reefs depositional environment.

In 1993, the Company ran 3-D seismic over 21.5 square miles (approximately 13,500 acres) of the Company's lease position. The extensive seismic grid involved over 150 miles of seismic lines that have now been processed and reviewed by the Company. The Company was pleased that the seismic analysis identified numerous patch reefs on the 13,500 acres that represent only a third of the potentially productive 50,000 acres. The 3-D seismic delineated the shape and aerial extent of the patch reefs and confirmed that previous wells drilled using only 2-D technology were not drilled in structurally favorable positions.

Using this newly acquired 3-D seismic information, the Company drilled its first well using 3-D seismic, the Paloma #1-107, in the third quarter of 1994. The well, which had nearly 50 feet of gas-bearing porosity, tested at rates in excess of two million cubic feet per day and had an absolute open flow potential of 44,000,000 cubic feet per day. The Company has been able to produce the well at a rate of 1.25-1.5 million cubic feet per day, with cumulative production of 1,017 mmcf to date. The Company has identified over twenty separate patch reefs that are on the 3-D seismic area. During 1995, the Company drilled its next two Glen Rose wells, the Paloma #1-133, and the Paloma #1-89 on reefs identified using 3-D data. Although both wells confirmed the accuracy of the 3-D seismic information by locating excellent reefs, they were both filled with water and not hydrocarbons. After modifying its interpretation of the seismic data, the Company drilled the Paloma #2-112 in early 1996 and encountered a gas-bearing reef. The well was produced at rates of 2.5 million cubic feet per day and had a calculated absolute open flow potential of 20,000,000 cubic feet per day. During the last half of fiscal 1996, the well has produced 272 mmcf of gas. The next well drilled during the year was the Paloma #1-108 and again encountered excellent reef; however, it also contained water. At year end, the Company was completing the Paloma #2-108 which again was successful in locating the patch reef. The well appears to have a 10 foot gas column on top of 130 feet of reef that is filled with water. While the Company's engineers and geologists are 100% successful in locating Glen Rose patch reefs, Company management continues to review technical data gained with the drilling of each well to improve its ability to distinguish between water-filled reefs versus gas-filled reefs. The Company continues to believe it has large development possibilities on its 50,000 acres because it has successfully demonstrated that the new 3-D seismic modeling can accurately predict the presence of porosity and gas bearing zones within the Lower Glen Rose formation. After the close of the year, management purchased a personal computer work station to enable it to analyze the 3-D seismic concurrently with geophysical consultants. Based upon the seismic that has been run to date, the Company expects to have numerous porosity bearing patch reefs scattered across its extensive acreage position but the Company must develop a method to differentiate between water bearing reefs and those that contain hydrocarbons.

Paloma Ranch Georgetown Interval: In addition to locating patch reefs, the investment in the 3-D seismic data has proved to be valuable to the Company in locating faults and fractures associated with production from the other five potentially productive zones under the Maverick County leases. From its review of the data from other strata, the Company has identified numerous drill sites targeting various productive horizons. The Austin Chalk, Georgetown and Pearsall intervals all produce on the lease from faults and fractures which have been further defined using the comprehensive seismic data. Consequently, the Company participated in drilling two wells into the Georgetown formation during 1995. The Paloma #1-89 was drilled to test the Glen Rose but was plugged back to the Lower Georgetown interval and while initially productive with gas, the well is currently shut-in. The second Georgetown test was a horizontal well, the Paloma #83-1H, drilled under a farmout agreement with Edco Energy, Inc. and was completed in the Upper Georgetown. While productive with gas, the #83-1H was damaged during drilling operations and only produces approximately 50 mcfd. The Company's engineers believe that future horizontal Georgetown wells can be drilled without damaging the formation.

Paloma Ranch Austin Chalk Interval: The Company and its partners reprocessed the 3-D seismic during the last part of the year. Under the terms of the Paloma Ranch lease, the Company needed to drill a well prior to being able to evaluate the newly processed seismic. In order to avoid undo expense, the Company decided to drill a shallow Austin Chalk test based upon surface anomalies. An effort was made to intersect a fault that could be detected at the surface at the Austin Chalk interval. Three older wells had attempted to intersect the fault and had good shows of oil. The Company was unsuccessful in its attempt to complete a well in the upper Austin Chalk interval with the Paloma #1-73 but was able to preserve the lease by drilling the well.

Paloma Ranch Jurassic Interval: In September of 1994, the Company entered into an agreement with TransTexas Gas Corporation to develop the deep Jurassic formation under the Company's 50,000 acres. Under the terms of the agreement, TransTexas was to drill a well of sufficient depth to test the Jurassic (18,000'+/-) by September, 1995. The agreement expired during fiscal year 1996 without a well being drilled. Company management continues to believe that this type of arrangement provides an affordable avenue to participate in the development of an extremely expensive drilling project, as well as an excellent opportunity to increase its technical understanding of its mineral interests. Management is continuing to review its development options while seeking new industry partners to develop the deep Jurassic formation under mutually favorable terms.

Gorman Ranch Escondido Interval: At year-end, the Company had approximately 1,500 acres under lease in Zavala County. The lease is held by production, with no additional lease rental payments due in fiscal year 1997. In August, 1996 the Company commenced drilling the Gorman #2-4, a gas prospect testing the Escondido formation at a target depth of 3650 ft. Drilling had reached the target formation at year end and, while testing continues, it does not appear this well will be completed as a producing well as of the date of this report. Although the zone of interest was encountered as predicted, it appears that older wells approximately one-quarter mile from the well have depleted the zone at this particular location. However, prospects for additional wells on the block have been generated by the Company's geologist that are further away from the older wells and that should not have been drained by the older wells.

Montana/North Dakota - Williston Basin

Lodgepole Formation: During 1996, the Company completed the purchase of an undivided 20% interest in oil and gas leases covering 56,858 gross acres, 28,258 net acres, in the Williston basin in North Dakota and Montana. The Company purchased the interest from a group associated with the Company's investment banker who originally purchased the leases from an affiliate of the Company's largest shareholder. The Company continues to retain an option to purchase a 20% interest in an additional 141,289 gross acres, 81,352 net acres. The purchase included access to over 13,500 miles of seismic lines across the basin covering many of the purchased leases and identified numerous possible Waulsortian mounds in the Lodgepole formation.

Ongoing area discoveries by major and independent oil exploration companies have supported testimony before the North Dakota Industrial Commission of flows at rates in excess of 8,000 barrels of oil per day from the reef-like mounds near Dickinson, North Dakota. Several new wells in the Dickinson area have been drilled with mixed results during the past year. Additional wells have been permitted farther from the original discoveries and closer to the Company's acreage position. The geophysics that the Company purchased included seismic across the productive mounds which allowed the Company's geologists and geophysicists to predict where additional mounds may be located. The seismic indicated potentially productive mounds in many areas where the Company continues to hold oil and gas leases. Published geological studies have projected that a successful well in this type of formation could ultimately deliver over 50 million dollars to its working interest owners, net of operating costs and royalties. Management continues to review its growing information base in the area hopeful that its leasehold will ultimately contain several wells which would increase the Company's cash flow considerably. Significantly more geologic and geophysical analysis needs to be applied to the current information before making initial steps to drill locations as identified by the Company. Management continues to believe this acquisition can have a significant and positive impact on the Company's value if initial assessments prove to be conclusive.

Red River Formation: During the last quarter of 1996, the Company purchased a 25% interest in 131,860 net acres in Bowman, Slope, Stark, Billings, Golden Valley and Hettinger counties of North Dakota and Richland, Fallon and Wibaux counties of Montana that the Company feels is prospective for horizontal drilling in the Red River "B" formation. The Red River "B" is a fractured carbonate reservoir whose porosity development gives it the storage capacity to hold large volumes of oil. The reservoir lends itself to being drilled horizontally since it is fractured and is trapped stratigraphically. Over 400 wells have been permitted to be drilled in the area during the last two years. Published information reveals that to date there are 116 producing wells and only one dry hole. The producing wells have rates varying from 100 to over 500 barrels of oil per day with average wells producing approximately 250 barrels. Available data indicates that the wells should have reserves of 500,000 barrels to 600,000 barrels per well. The Company has filed for permits to drill eight wells in North Dakota and two wells in Montana. Management believes that it will begin drilling its first well in the area in December of 1996.

Canada - Alberta Leasehold

The Company continues to maintain its ownership in 3,793 acres in Alberta, Canada approximately 75 miles northwest of Edmonton, Alberta.

Mineral Properties

The Company owns a 50% mineral interest in 3,804 acres with a net basis of $306,564 in Uvalde and Kinney Counties of Texas called the Holmgreen Ranch that contains large quantities of rock asphalt. The property adjoining the ranch has produced rock asphalt paving material since the late 1800's. Management commissioned a market study in 1989 that concluded there was a market for an additional rock asphalt mine but it would be marginally economic at that time. The study was based upon oil prices of $20.00 per barrel of oil and the corresponding rock asphalt equivalent price for synthetically manufactured material. As oil prices increase and achieve stability at higher levels, the profit margin on an operation of this nature should be improved. The Company will pursue the possibility of developing a rock asphalt mine on the property once oil prices have stabilized at this higher price. Management continues to review its development options by monitoring the development of industry techniques and processes that may allow the development of the asphalt as light oil. In December, 1995, the Company exchanged with its Chairman and a corporation affiliated with him, a 32.5% interest in the Holmgreen Ranch for certain unproved oil and gas leasehold acreage located in the Williston Basin Lodgepole formation valued at $225,000, the relief of a $100,000 note payable to the corporation and certain other assets valued at $73,403. No gain or loss was recognized as a result of this transaction.


EXPROFUELS OPERATIONS

During fiscal 1996, Company Management concluded it should refocus its attention on its core oil and gas industry, as energy prices begin to rise and stabilize. Accordingly, Management decided it could best achieve its goal by reducing its ownership in its ExproFuels division. The reduction in ownership was also intended to enhance current shareholder values by providing new opportunities for attracting equity funding, as two separate public entities would provide investment alternatives better fitting the diversity of potential investors looking for traditional energy investments versus alternative fuels development projects. To accomplish this goal, the division was incorporated as a wholly-owned subsidiary by The Exploration Company on August 15, 1996. On August 30, 1996, 10% of the common stock of the new corporation, ExproFuels, Inc., was distributed to its three directors and officers for prior services rendered to it. On September 3, 1996, the Board of Directors voted to distribute additional shares of ExproFuels, Inc. common stock to The Exploration Company shareholders of record as of September 13, 1996. The distribution of 1 new share of ExproFuels, Inc. common stock for each 5 shares of Company stock held effectively reduced The Exploration Company's ownership in ExproFuels, Inc. to approximately 40%.

While a division, ExproFuels' focus included the conversion of internal combustion engines to run alternatively on Liquefied Petroleum Gas (LPG), Compressed Natural Gas (CNG) or Liquefied Natural Gas (LNG), and the installation and design of alternative fuel refueling stations.

During its three and one-half years as a division of the Company, ExproFuels' business strategy was to:

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

The combination of expertise in vehicle conversions, refueling station construction and fuel sales formed the basis of an additional potentially effective market niche: financing conversions and/or fuel stations through savings generated using the selected alternative fuel. ExproFuels provided alternative fuel vehicles conversions to a growing number of private fleets as well as the large mandated governmental markets at a reasonable and competitive cost and followed up these conversions with superior, ongoing service and maintenance.

ExproFuels also offered a cost-free AFV (alternatively fueled vehicles) conversion program to qualified fleets in exchange for long-term fuel contracts. This program was intended to initiate the heaviest fuel consumers into alternative fuels use in the least painful manner possible, while providing ExproFuels a base from which to expand its fuel service capabilities. Through detailed cost and savings analysis, ExproFuels outlined a cost-savings plan for fleets which qualified for ExproFuels' long-term fuel contract program and would assure the fleet operator's compliance with current laws and anticipated standards. The programs were set up so that the customer's fuel price could be based on either a percentage of unleaded gasoline, assuring a fixed fuel cost savings, or various other fuel pricing scenarios. ExproFuels also provided clients with information regarding tax credits, tax deductions, pollution credits and other incentives being offered by various federal and state programs.

ExproFuels actively solicits vehicle conversions, maintenance contracts and fuel service contracts from fleets that are either mandated to comply in the various alternative fuels and clean air legislation initiatives or choose to convert their fleet for various economic and environmental benefits.

In its first 3 full years of operation, the Company's customers have come to include the U.S. Government, the Governments of Uzbekistan and Colombia, several U.S. state agencies including the Texas Department of Transportation, the Railroad Commission of Texas, the General Services Commission of Texas, the Department of Transportation of the State of Louisiana (through Ecogas, Inc.), and the Department of Administration for the State of Arizona. Additionally, ExproFuels converts vehicles and builds refueling stations for parishes, school districts, transit systems, utilities, municipalities, private fleets and light industrial users.

Texas Operations

San Antonio Facilities: The first conversion center operated by the Company was opened in May, 1993, in San Antonio. Since its opening, the center has converted over 400 vehicles to LPG, including buses, vans, forklifts, industrial engines, and assorted automobiles and trucks. At August 31, 1996, ExproFuels' vehicle conversion backlog under contract stood at 111 units. The facility has designed and installed 24 private use LPG fuel stations since its opening, with six opened during the current fiscal year. 19 of these fuel stations are owned and operated by ExproFuels. Monthly LPG motor fuel sales from all facilities has grown from 340 gallons during December, 1994 to over 36,000 gallons during August, 1996, with an annual volume of over 231,000 gallons for the current fiscal year.

Based on recent monthly activity, annual fuel sales are expected to increase by at least 100% in fiscal year 1997. Current year construction activity included a compressed natural gas fuel station contract at Kelly AFB, in San Antonio. The fueling facility is one of the largest in the region, valued at over $260,000. In fiscal year 1997, the Company expects to increase the volume of CNG conversion maintenance and repair work it now performs for the expanding Kelly AFB and Lackland AFB natural gas vehicle fleets.

Dallas Facilities: The Dallas conversion center opened in May, 1994. Since its opening, the center has converted over 50 vehicles, while its ongoing customers include four municipalities and three commercial fleets. The Company was recently selected as the ongoing preferred contractor for the City of Plano for 80 additional LPG conversions and a two year LPG fuel supply contract. The final award of the contract is pending the finalization of current lease negotiations for a second fuel station location on Texas Utilities property in the Plano area. The Company expects to continue the development of its network of fueling sites for new fleet customers as well as for the existing alternative fuel-powered vehicles in the Dallas Metroplex. During the current fiscal year, the Dallas facility was awarded a service contract by the Texas Department of Transportation involving the testing of CNG cylinders on existing vehicles over a two year contract period. The contract is valued at over $75,000 and compliments the ongoing fleet repair and maintenance business performed in the Dallas facility. Current year sales reached approximately $158,000, including $90,000 in fuel sales. Based on recent activity, the Company expects a significant increase in overall sales volumes for fiscal year 1997 at the Dallas center.

Arizona Operations

ExproFuels entered the Arizona market during 1995, with the opening of affiliated centers in Phoenix and Tucson to convert vehicles and supply conversion kits under a contract that it had been awarded by the State of Arizona. The Company began offering its services through existing, locally owned automotive repair facilities under a management agreement with Arizona-based Environmental Fuel Systems. The existing facilities provided traditional automotive repair services to the motoring market place while remaining available to the Company when needed for conversions. ExproFuels has converted over 70 vehicles since opening in Arizona through conversion contracts with 5 municipalities, the state of Arizona, school districts and Davis Monthan AFB. Subsequent to August, 1996, the Company successfully contracted for the conversion of 28 new vehicles to LNG for the use of the City of Phoenix Department of Transportation. While state legislative changes enacted during fiscal year 1996 have encouraged ExproFuels to maintain its presence in the Arizona market, ongoing overhead reduction strategies will continue until significant, continuous contracting opportunities are identified and successfully developed. The Company is actively seeking more bidding opportunities to expand its conversion and fueling business in Arizona.

Louisiana Operations

In early 1994, ExproFuels was selected as a subcontractor for Ecogas, Inc., a Texas based Company holding a contract to convert up to 25% of the State of Louisiana's vehicles to CNG. ExproFuels was selected to convert approximately one-half of these vehicles and opened a conversion facility in New Orleans, as required under its agreement with EcoGas. Unfortunately, Ecogas was never able to meet the conversion rates established in the contract and the number of state vehicles submitted for conversion were not sufficient to maintain profitable operations. A total of 94 vehicles were eventually converted to CNG at the Company's facilities prior to the suspension of operations during the 2nd quarter of 1995. ExproFuels successfully subleased the New Orleans conversion center to an unrelated business on a noncancellable basis, with sublease base terms extending through the base period of the Company's original building lease.

International Operations

Throughout fiscal year 1995 and 1996, the Company expanded its support of existing projects as well as initiated new activities in various international alternative fuels programs. As a recognized leader in this emerging industry, the Company continues to come to the attention of foreign-based public and private entities interested in bringing ExproFuels' expertise to their countries. It is the Company's continuing challenge to identify and successfully participate in those foreign opportunities that offer new, profitable markets for our proven technologies.

Uzbekistan: During 1995, the Company signed a participation agreement with American Technical Institute (ATI) and American Engineering, Inc., both of Memphis, Tennessee to provide project management, technical evaluation and additional assistance in the development of various joint ventures with the government of Uzbekistan.

The purpose of the joint ventures with the Government of Uzbekistan is to participate with that nation, on a profitable basis, in the conversion of a majority of government owned motor vehicles to operate on CNG and to develop, own and operate the CNG fueling infrastructure throughout that nation. The venture will participate in the development of a manufacturing industry for primary conversion components within Uzbekistan. Detailed in-country studies conducted during 1995 and 1996 support estimates of over 200,000 vehicle conversions and 300 CNG refueling stations to be built during the first 5 years of the venture. Revenue projections from a portion of the scheduled conversions and fuels station operations approximate the potential revenues to be in excess of $200,000,000 to the American parties to the joint venture.

Thoughout fiscal year 1996, ExproFuels has continued to provide significant support to the joint venture projects in Uzbekistan, while maintaining its equity stake in the American portion of the venture at 10.82%. Significant progress made throughout the current year include the following items: the successful conclusion to the ExproFuels led feasibility study and pilot CNG conversion project including the conversion of 15 Uzbek government vehicles; the acceptance and approval of study results by all affected Uzbek government agencies, including the National Bank of Uzbekistan; the official signing of the Uzbek Cabinet of Ministers decree by Uzbek President Karimov authorizing the American partners, led by American Engineering, Inc., as the official partner to join with the Uzbek government to convert a large portion of that country's vehicle fleet to operate on CNG; the signing of the definitive joint venture agreements between American parties and Uzbek parties in the U.S. Capital Building in August, 1996; and the opening of joint venture offices in Tashkent, the capital city of Uzbekistan shortly thereafter. Subsequent to year end, final startup activities continue, with initial vehicle conversions scheduled for the 2nd quarter of fiscal year 1997.

Latin America: During the current year the Company has continued to participate in the development of various Latin American programs relative to its expertise and the public and private contacts it has gained over the last two years. Many of these countries or regions are in the early stages of the introduction of alternative fuels to their general public. The ongoing privatization of state-owned oil and gas industries in most of these countries offers a special window of opportunity for the Company to participate in the development of in-country alternative fuels infrastructure, conversions and associated operations. Currently, a proposal remains pending with Ecopetrol, the state-owned oil company of Colombia, for an extensive training program for the safe use and development of LPG and CNG as motor fuels. Ecopetrol's alternative fuels program has failed to develop at the rate the Colombian government originally indicated. During fiscal 1996, the Company participated in two trade exhibitions in Colombia which generated approximately $12,000 in conversion equipment and fuel station parts sales to Ecopetrol, and is currently pursuing in-country investors and developing local market knowledge for the establishment of an alternative fuels products distribution company. The Company is also participating in industry trade shows, technical symposiums and other opportunities to introduce itself to the marketplace in these developing markets. The Company is currently in the process of establishing strategic alliances or joint ventures with key industry participants in various countries and feels strongly that significant revenue producing opportunities, currently being developed, will be confirmed during the 2nd quarter fiscal year 1997 and initiated within the current fiscal year.


                       PRINCIPAL PRODUCTS AND COMPETITION

The Company's current principal products are natural gas and crude oil, and through August, 1996, included alternative fuels vehicles conversions. The production and marketing of oil and gas are affected by a number of factors which are beyond the Company's control, the effect of which cannot be accurately predicted. These factors include crude oil imports, actions by foreign oil-producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand. The Company sells all of its oil and gas under short term contracts that can be terminated with less than 30 days notice. None of the Company's production is sold under long-term contracts with specific purchasers. Consequently, the Company is able to market its oil and gas production to the highest bidder each month. The Company operates and directs the drilling of oil and gas wells. It contracts service companies, such as drilling contractors, cementing contractors, etc., for specific tasks. In some wells, the Company only participates as a working interest or overriding royalty interest owner.

During 1996, one purchaser of the Company's oil and gas production accounted for 71% of that division's total oil and gas sales. In the event this major customer declined to purchase future production, the Company believes that alternative purchasers could be found for such production at comparable prices.

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

During 1996, the Company, through its former alternative fuels division, ExproFuels, converted gasoline-powered vehicles to run on LPG, CNG and LNG. ExproFuels also built fuel stations and contracted to deliver fuel to clients. Several other companies compete with ExproFuels in some or all of these markets. The former division's revenues, profitability and future rate of growth are substantially dependent on its ability to increase its sales level primarily by winning bids from various state, federal and local governmental agencies, municipalities and school districts that have been mandated by various legislation to convert their vehicle fleets to alternative fuels.

A few of these competitors are considerably larger than ExproFuels and have a distinct advantage in bearing the economic risks which are inherent to this new industry. Its ability to compete for the conversion of private fleets depends on its ability to reduce costs and finance conversions for the customer. ExproFuels' size allows it to control its cost of conversion; however, its relatively small size limits its ability to finance clients. Although the market is increasing, not many companies are involved in financing conversions. ExproFuels has become more active in the conversion market by keeping its costs low and being awarded bids in the mandated market.

During 1996, three purchasers of the ExproFuels' alternative fuels vehicles conversion services and products accounted for 25%, 8% and 8%, respectively, of that division's total sales. In the event any or all these customers do not continue as customers, the Company believes that additional customers will continue to be found for such services and products at comparable prices. See Notes to the Financial Statements.


                                   EMPLOYEES

As of August 31, 1996, The Exploration Company employed 16 full-time employees including management. With the spin-off of ExproFuels, Inc. in September, 1996, the full time employees were reduced to 4 while consultants are employed by the Company on a continuing basis. The Company believes its relations with its employees are good.
None of the Company's employees are covered by union contracts.


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

Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively "Order No. 636"), which required interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Although Order No. 636 did not directly regulate the Company's activities, it fostered increased competition within all phases of the natural gas industry.

In December 1992, the FERC issued Order No. 547, governing the issuance of blanket marketer sales certificates to all natural gas sellers other than interstate pipelines. The order applies to non-first sales that remain subject to the FERC's NGA jurisdiction. The FERC Order No. 547, in tandem with Order No. 636, has fostered a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 has increased competition in markets in which the Company's natural gas is sold. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

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

The Energy Policy Act of 1992 also provides federal mandates for AFV's. The primary aim of the Act is to reduce dependence of the United States on crude oil imports. The Act directly affects light-duty federal, state and some private fleets of at least 20 vehicles that can be centrally refueled and are operated in metropolitan areas with populations of 250,000 or more. The minimum federal fleet requirements for light-duty AFV are as follows: 5,000 in 1993; 7,500 in 1994; 10,000 in 1995; 25% in 1996; 33% in 1997; 50% in 1998; and 75%
for 1999 and thereafter. In addition, federal fleets are mandated to use commercial fueling facilities that offer alternative fuels to the public as much as practicable. Purchases of light-duty vehicles by state governments are required to be AFV in the following amounts: 10% in 1996; 15% in 1997; 25% in 1998; 50% in 1999; and 75% in 2000 and thereafter. Private sector companies that make alternative fuels, such as natural gas, electric and LPG producing companies, are required to introduce AFV's into their fleets as follows: 30% in 1996; 50% in 1997; 70% in 1998; and 90% in 1999 and thereafter. Executive Order 12844, issued in April 1993, requires federal agencies to acquire, subject to the availability of funds and life-cycle costs, AFV's in numbers that exceed by 50% the requirements for 1993 through 1995 set forth in the Energy Policy Act of 1992.

State Regulatory Controls

Oil and Gas Operations: In each state where the Company conducts or contemplates conducting oil and gas activities, such activities are subject to various regulations. In general, the regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where the Company has conducted the majority of its oil and gas operations to date) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, none of the Company's production has been curtailed due to reduced allowables. The Company knows of no newly proposed regulations which will significantly curtail its production. The Company is expanding its operations to the states of North Dakota and Montana. Upon reviewing these states oil and gas regulations, it is anticipated that increased regulations will delay drilling activities slightly but will not have a significant impact upon drilling operations.

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

In March, 1995 SB 200 was passed by the Texas Legislature which significantly affects certain sectors of the alternative fuels industry. The bill reclassified reformulated gasoline as an alternative fuel, in recognition of its cleaner, less polluting attributes. While effectively diminishing the effect of upcoming deadlines on state regulatory mandates on some public and private sector fleets operating in Texas, it established higher standards of allowable emissions for certain public fleets, such as state agencies and public transportation fleets. The Company believes that this legislation will not significantly impact its alternative fuel division, ExproFuels, which is actively involved in helping these public sector entities convert their vehicles to meet these mandated quotas. Additionally, the Company is closely monitoring the legislative developments in Arizona where it also operates. HB 2002 was passed by the Arizona Legislature in late 1996 and includes numerous beneficial provisions intended to encourage the use of LPG and CNG by various categories of vehicle owners. Incentives include special reduced rates for AFV license plates, special permission allowing AFVs to use HOV lanes regardless of number of occupants, and the repeal of an $0.18 per gallon use fuel tax on alternative fuels. The Company believes these incentives, together with other incentives targeted at the public sector will allow alternative fuel conversions to be justified economically more readily by many fleets throughout the State. As of year end, the Company was not aware of any Arizona legislation which would significantly dilute that state's mandate and related deadlines effecting the alternative fuel vehicles industry, while there is no assurance that new legislation will not be forthcoming in some future date which could adversely effect the Company's ability to conduct its business in Arizona.

Environmental Regulation

Oil and Gas Operations: The Company's extraction, production and drilling operations are subject to environmental protection regulations established by federal, state and local agencies. To the best of its knowledge, the Company presently believes that it is in compliance with the applicable environmental regulations established by the agencies with jurisdiction over its operations. The Company is acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon its earnings, capital expenditures or prospects for profitability. The Company's competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon the Company's position with respect to its competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry and could severely impact the ability of the Company to continue as an operator in the future. The Company's proposed operations in Montana and North Dakota will be subject to additional environmental regulations including archeological and botanical surveys as some of its leases are on federal and state lands.

ExproFuels: The Clean Air Act of 1970 and the Clean Air Act Amendments of 1990 have made improving the air quality in the United States a major goal. To this end, the EPA has established maximum permitted levels for six major air pollutants: carbon monoxide, nitrogen oxide, ozone, particulate matter, sulfur dioxide and lead. Certain metropolitan areas have been designated as non-compliance areas. These areas have been classified as marginal, moderate or severe depending upon the level of contamination. The EPA has established a time schedule for each of these classifications to be brought within compliance with the Act. ExproFuels, the Company's former alternative fuels division, is converting vehicles to run on LPG, CNG or LNG which lowers the level of the pollutants being emitted in the non-attainment area because these alternative fuels are much cleaner-burning fuels than gasoline. ExproFuels is, consequently, subject to the EPA standards for emissions from vehicles which have been converted. Some states have adopted their own standards; most of these have adopted those of the California Air Resources Board (CARB) which has been a leader in defining acceptable limits for pollutants. ExproFuels must also comply with the applicable state regulations regarding the conversion of vehicles and the sale of alternative fuels.

Federal and State Tax Considerations

Oil and Gas Operations: Income from oil and gas production is subject to taxation by the state in which the production occurred. In Texas, the state receives a severance tax of 4.6% for oil production and 7.5% for gas production. North Dakota production taxes typically range from 9.0% to 11.5% while Montana's taxes range up to 17.2%. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that the Company may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment. Although the Company is subject to federal income taxes on the oil and gas produced, its net operating loss should be sufficient to shelter a substantial amount of production. See Notes to the audited financial statements.

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

In addition, its former alternative fuels division, ExproFuels leases four facilities, as follows:


                                         Approximate   Monthly
          Location         Type          Square Feet   Rental     Expiration
          --------         ----          -----------   ------     ----------
San Antonio, Texas        conversion         5,000     $2,500     May 1999
New Orleans, Louisiana    conversion        15,000      4,200     February 1997
Dallas, Texas             conversion         7,000      1,900     May 1997
Dallas, Texas             fueling            8,200        400     July 1998



The New Orleans facility has been closed by the Company, and the facility has been subleased under a noncancellable lease for $4,500 per month expiring February, 1997.

Management believes the facilities are suitable to accommodate anticipated growth of the ExproFuels division in these cities over the next several fiscal years. While no additional conversion center locations are anticipated to be leased in other cities during the next fiscal year, the Company is seeking additional fuel station sites.


Oil and Gas Properties

All the Company's oil and gas properties, reserves and activities are located onshore in the continental United States, except for 3,794 acres of undeveloped oil and gas leases in Canada. There are no quantities of oil or gas subject to long-term supply or similar agreements with foreign government authorities.



                   Proved Reserves, Future Net Revenue and
               Present Value of Estimated Future Net Revenues

The following unaudited information as of August 31, 1996, relates to the Company's estimated proved oil and gas reserves, estimated future net revenues attributable to such reserves and the present value of such future net revenues using a 10% discount factor. Estimates of proved developed oil and gas reserves attributable to the Company's interest at August 31, 1996, 1995 and 1994 are set forth in Note 9 of the audited financial statements included in this Annual Report on Form 10-K.

Present Value of Estimated Future Net Revenues from proved developed oil and gas reserves as of August 31, 1996, are as follows:


                                                 Present Value of
                    Years Ending                 Estimated Future
                     August 31                     Net Revenues
                    ------------                 ----------------
                       1997                           $ 435,000
                       1998                             386,000
                       1999                             343,000
                       2000                             306,000
                       2001                             271,000
                    Thereafter                          459,000
                                                    -----------
                                     TOTAL          $ 2,200,000
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


                                                                             Years Ended August 31
                                                                     1996            1995            1994
                                                                     -----          ------          -----
     Oil:
         Production  in Barrels                                      2,862           2,598           2,479
         Average sales price per Barrel                             $18.03          $16.89         $ 14.55
     Gas:
         Production in MCF                                         215,274         177,238          82,656
         Average Sales Price per MCF                                 $1.79           $1.62          $ 2.23

         Average cost of production per equivalent Barrel (1)       $ 1.93          $ 1.32          $ 1.80


        (1) Oil and gas were combined by converting gas to barrel equivalent on the basis of 6 MCF of gas = 1 barrel of oil. Production costs include direct lease operations and production taxes.

                    Producing Properties - Wells and Acreage

The following table sets forth the Company's producing wells and developed acreage assignable to such wells at August 31, 1996:



                                       Productive Wells
                      -------------------------------------------------------
Developed Acreage          Oil                 Gas                 Total
-----------------     -------------       -------------       ---------------
Gross      Net        Gross     Net       Gross     Net       Gross       Net
-----      ---        -----     ---       -----     ---       -----       ---

2,240      533          5       .86         9      2.14         14         3




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


                              Undeveloped Acreage

As of August 31, 1996, the Company owned, by lease or in fee, the following undeveloped acres, all of which are located in the Continental United States or Canada, as follows:


                                                         Est. FY 1997
        United States        Gross Acres    Net Acres    Delay Rentals
        -------------        -----------    ---------    -------------
             Texas              57,063       49,874        $       0
             North Dakota      181,438       38,334            4,612
             Montana             7,280           83              180
             Canada
             Alberta             3,794        3,794            4,079
                               -------       ------        ---------

             Totals            249,575       92,085        $   8,871
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


                               Drilling Activity

The Company participated in the drilling of four exploratory wells in Texas during the 1996 fiscal year with three located on the Paloma Ranch in Maverick County, and one in Zavala County. The Paloma "B" #2-112 was drilled starting in late November, 1995, using the Company's 3-D seismic to test the Glen Rose formation. The well found over 50 feet of porosity bearing reef and was flowed at rates in excess of 2.5 million cubic feet of gas per day and 30 barrels of condensate per day, with an absolute open flow potential of approximately 20,000,000 cubic feet of gas per day. In April, 1996, the Company drilled the Paloma "C" #1-108, the second Glen Rose test of the year. Although the reef was present, it was full of water and not hydrocarbons, so the well was plugged and abandoned. In August, 1996, the Company drilled the Paloma "D" #1-73, an Austin Chalk formation test, with a target depth of 1935 ft. The location was selected using Lansat imaging and seismic records which indicated the presence of a surface fault on the Paloma lease. The shallow prospect served to meet the annual drilling requirements of the underlying lease, but, unfortunately the formation was not productive in hydrocarbons and the well was plugged and abandoned. Management is continuing to evaluate the information it has obtained in drilling on the Paloma lease during the 1996 fiscal year and has reprocessed selected seismic information. Management remains confident that it will be able to identify additional productive drilling prospects in the 1997 fiscal year. The Company's fourth drilling attempt of the year was an Escondido formation gas test well on its Zavala County leasehold. The Gorman #2-4 was drilling at year end, had reached the oil bearing Escondido formation. Although it is currently being evaluated, it appears that the well may be depleted by offsetting older production. If so, the well will be plugged and abandoned.

Mineral Properties

The Company owns an 50% mineral interest and leases 50% of the minerals and 100% of the surface interest related to mining operations in and to the 3,809 acres Holmgreen Ranch in Kinney and Uvalde Counties of Texas. Delay rental costs are expected to be $3,809 in 1997. This property contains significant tonnage of rock asphalt which is used as road building material in the area. A marketing study which the Company commissioned in 1989 indicates that the property is marginally economic at current oil prices. Increased oil prices or increased asphalt markets would make the reserves very valuable to the Company. Management has visited with companies who are interested in developing the reserves either by conventional mining of rock asphalt or by the use of technologies and processes which may allow the production of the asphalt as light oil.


ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended August 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The following is a range of high and low bid prices for the Company's common stock for each quarter of the last two years based upon bid prices reported by the National Association of Securities Dealers Quotations system under the call symbol "TXCO":



                                          Range of Bid Prices
                                         ---------------------
              Quarter ended:              High            Low
              --------------             ------           ----
              August 1996                $ 2.63         $ 1.86
              May 1996                     2.38           1.56
              February 1996                2.63           1.63
              November 1995                2.88           2.06

              August 1995                $ 3.59         $ 2.50
              May 1995                     4.00           2.75
              February 1995                2.93           2.37
              November 1994                3.31           2.56



As of September 13, 1996, there were approximately 1,808 holders of record of the Company's Common Stock. The transfer agent for the Company is Boston EquiServe, Boston, Massachusetts. The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information is derived from and qualified in its entirety by the Financial Statements of the Company and the Notes thereto as set forth in this Annual Report on Form 10-K commencing on page F-1.



                                                          Years Ended August 31
                                   ----------------------------------------------------------------------------
                                       1996             1995           1994            1993            1992
                                   ------------    ------------    ------------    ------------    ------------
Operating Revenues                 $ 1,567,994     $ 1,064,604     $ 1,058,073     $   116,716     $   144,761

Loss from continuing operations     (1,880,389)     (2,153,365)     (1,550,953)     (2,277,144)     (1,337,992)

Loss per common share from
  continuing operations (2)              (0.31)          (0.44)          (0.36)          (0.64)          (0.44)

Total Assets(1)                      8,433,434       4,111,980       2,262,283       2,447,785       2,788,497

Long-term obligations(1)             2,462,197       2,429,697         630,111         632,442         215,105

Shareholders' equity                 5,670,688       1,377,747       1,613,121       1,214,297       1,974,440

Weighted average shares
 outstanding (1)                     6,140,176       4,863,961       4,267,363       3,533,973       3,016,922



(1) Amounts reflect adjustments in 1995, 1994 and 1993 for the reclassification of ExproFuels as an equity investment due to its spin-off in 1996.
(2)  Amounts reflect 1 for 50 reverse common stock split as of March 29, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.

                      CAPITAL RESOURCES AND LIQUIDITY (1)

In fiscal year 1996, the Company successfully raised funds under an agreement with Comstar BioCapital, Inc., a foreign entity, through an offering of the Company's common stock to foreign investors. The Company raised $2,100,000 in exchange for 1,175,000 shares of the Company's common stock pursuant to Regulation S of the Securities Act of 1933, as amended. The Company also realized $602,000 from the payment of an outstanding note receivable, received $55,000 due to the expiration of a drilling option and obtained $132,500 as proceeds from long-term borrowings during the year. Proceeds were utilized to fund the Company's cash loss from operations of $1,375,000, including the payment of interest of $378,000, payments on current portion of debt and capital leases of $40,100 and for capital expenditures of $182,000. The capital expenditures included approximately $55,000 to develop oil and gas properties, $80,000 for equipment purchases for use in U.S. operations of ExproFuels, and $41,000 for purchases of other assets. Additional capital investments and advances totaling $442,000 were made by ExproFuels in CNG International, LLC.

At August 31, 1996, the Company had current assets of $1,039,425 and current liabilities of $1,073,049. However, its current assets included $967,838 in cash, and its current liabilities included a $500,000 convertible note payable not due until May, 1997 (which is discussed below as part of the Company's plans for fiscal 1997). This compared to a cash position of only $78,655 at August 31, 1995.

In fiscal year 1995, the Company successfully raised funds under a convertible note payable and indenture of trust agreement which was initially started in the 4th quarter of fiscal 1994. During fiscal 1995, the Company raised $1,689,697 in funds under this long term debt agreement, increasing to $1,764,697 the total amount raised under this agreement. Although the debentures offering raised a significant amount of needed capital for the Company, the funds were not received as timely as was projected. The delay in obtaining the funds reduced management's ability to initiate its intended development activities as planned. The Company also raised $508,000 from sales of Common Stock in fiscal 1995 and $261,000 from the sale of oil and gas properties. Proceeds were utilized to fund the Company's cash loss from operations of $2,030,000, payment of interest of $180,000, payments on current portion of debt and capital leases of $142,000 and for capital expenditures of $545,000. The capital expenditures included approximately $290,000 to develop oil and gas properties in Maverick County, $105,000 for equipment purchases for use in the U.S. operations of ExproFuels, and $150,000 for ExproFuels growing participation in international operations through its joint venture investment in CNG, International, LLC.

At August 31, 1995, the Company had current assets of $841,024 and current liabilities of $469,545, resulting in $371,479 in working capital, as compared to a working capital deficit of $360,000 at August 31, 1994. However, the Company had a deficit of "quick" assets (cash and receivables) to current liabilities of $266,392 at year end 1995 compared to a deficit of $554,000 at year end 1994.

In fiscal year 1994, the Company's investment advisor, KRI Growth Stocks, successfully completed a $1,000,000 private placement which it had begun earlier during the 1993 fiscal year by raising an additional $330,000. The Company also received $673,000 through a Regulation S offering, and issued $500,000 of convertible debentures. Further, existing shareholders exercised outstanding warrants for 97,500 shares of stock which raised $244,000 in cash, and a private placement of 86,000 shares of stock raised $248,000 in cash. In summary, the Company was successful in raising $1,995,000 (net of expenses) during the 1994 fiscal year. Proceeds were utilized to fund the Company's 1994 cash loss from operations of $1,017,000, to retire long-term debt of $380,021 and for capital expenditures of $593,000. The capital expenditures included $363,000 spent to develop the Company's oil and gas properties in Maverick County and $230,000 for equipment purchases in the expanding ExproFuels division. At August 31, 1994, the Company had current assets of $464,000 and current liabilities of $824,000, resulting in a working capital deficit of $360,000.

(1) Amounts for 1995 and 1994 have been adjusted for reclassifications of ExproFuels division as an equity investment due to its spin-off in 1996.

The major components of the Company's plans, and the requirements for additional capital at August 31, 1996, include the following:

Oil and Gas Division

Texas Activity: To accelerate development of its 50,000 acre Maverick County leasehold interest by drilling approximately 20 well sites that have been identified using 3-D seismic data. During fiscal 1997, the Company plans to drill a minimum of 3 additional wells, in keeping with lease renewal requirements, with the first well, the Paloma "C" #2-108, having been spudded in the 1st quarter of fiscal 1997. The Company's share of the cost of each well is approximately $240,000 for a completed well and $120,000 for a dry hole.

Montana/North Dakota Activity: The Company has filed permits to drill 10 horizontal wells in the Red River "B" formation in the Williston Basin on its 131,869 acre leasehold in which it holds a 25% interest during fiscal 1997. Eight wells have been filed in North Dakota and two in Montana. The Company's share of the cost of each well is approximately $250,000 for a completed well, with drilling scheduled to commence in December, 1996. The Company is participating in one Lodgepole well currently drilling in North Dakota on a prospect including a very small portion of its acreage. While the Company's share in the drilling well is not significant, it continues to review, and expects to join in additional opportunities to participate in drilling Lodgepole wells on its acreage under farmout agreements or other acceptable terms with industry operators experienced in the area.

Delay rentals required to maintain the Company's interest in all of its undeveloped leasehold acreage are estimated to be $8,900 in 1997.

ExproFuels Division

The Exploration Company advanced ExproFuels, Inc. $40,000 in September, 1996, following its spin-off from the Company. Management does not anticipate making significant advances to its former division on an ongoing basis. Capital requirements to sustain ExproFuels' growth are projected to be at least $ 250,000 in capital expenditures and an additional $750,000 in working capital needs for funding ongoing operating costs and maintaining optimum inventory levels. These plans provide for additional company owned fuel station installations to be opened during fiscal year 1997, as well as continuing international marketing and development efforts in Asia and Latin America. These expenditures will be in the form of capital investments in foreign joint ventures or in general and administrative expenditures in support of such activities. Management is considering various potential domestic acquisition alternatives with the goal of reaching operational efficiencies enabling ExproFuels to reduce current per unit costs of purchasing, storage and distribution of alternative fuels. Besides significantly enhancing existing net operating margins, such acquisitions could enable ExproFuels to improve its competitive stance in existing markets while facilitating expansion into new markets. Management continues to pursue adequate sources of equity and debt financing for funding the acquisition of established operating business units, assuming they will provide positive operating cash flows to ExproFuels within an acceptable timeframe.

Summary of Capital Resources and Liquidity

The Exploration Company

Management believes The Exploration Company has identified the sources that will be able to provide the funds required to meet its current obligations during fiscal year 1997. Subsequent to year end, the Company successfully enhanced its capital position by the completion of two significant transactions. In September, 1996, $433,480 of the Company's convertible notes payable was converted into 173,392 shares of its common stock. This conversion reduced the Company's interest payment scheduled for fiscal 1997 by $50,000 and also reduced the debt principal payment scheduled for fiscal 1998. The Company also was successful in obtaining a $1,000,000 line of credit designed to cover its share of drilling costs on its leasehold acreage during fiscal 1997. The credit agreement was implemented with Luzerner Katonalbank of Luzern, Switzerland. Management is also actively pursuing the conversion of the $500,000 in notes payable due in May, 1997, into the Company's common stock, as provided for under the original debt agreement.

The Company also believes the incorporation and spin-off of its ExproFuels division will significantly reduce its annual cash requirements. Although $40,000 was advanced to ExproFuels, Inc. subsequent to August 31, 1996, Management believes further cash advances, if any, will be limited. In addition, Management is confident oil and gas revenues should continue to increase in light of current drilling plans and the expected continued stability or moderate strengthening of domestic crude oil and natural gas prices in fiscal 1997.

ExproFuels, Inc.

At August 31, 1996, ExproFuels had positive working capital of $49,000 and equity of $908,179. However, its positive initial financial position was primarily due to the cumulative, inception to date, contributions of operating capital of $3,526,136 from its former parent, The Exploration Company. For 1997, ExproFuels must continue to seek additional sources of debt and equity financing, and ultimately reach ongoing, profitable operations. Following its spin-off from The Exploration Company in September 1996, ExproFuels has successfully raised $200,000 in long-term, convertible debt financing, which matures in fiscal year 2000. The Company continues to seek additional sources of operating capital while it is proceeding with plans for the filing of an Information Statement on Form 10 with the SEC to register the Company's outstanding common stock. However, no assurance may be made as to the Company's ability to continue to operate, or its ability to successfully accomplish some, or all, of these or other alternatives and ultimately to attain profitable operations.


                             RESULTS OF OPERATIONS

1996 Compared to 1995

Oil and Gas Division

Revenues from oil and gas sales increased by 50% in 1996 to $455,000 from $304,000 in 1995, primarily as a result of higher gas sales due to the successful completion of the Paloma "B" #2-112 during 1996 and the first full year of production from the Paloma #1-107 and the Paloma "A"#83-1H. Additionally, gas prices increased an average of 10% during 1996 over 1995 levels. Lease operating expenses for 1996 increased to $75,634 from $41,225 in 1995 reflecting a higher number of operated properties and overall higher costs in operating certain producing wells. Exploration expenses increased by $526,000 due to the drilling of two dry holes during the year, the Paloma "C"#1-108 and the Paloma "D"#1-73. Additionally, during 1996, the Company expensed the costs incurred in 1995 in drilling the Paloma #1-89, which remained shut in at the end of 1995 pending its final evaluation. Depletion per equivalent barrel of production increased to $4.12 in 1996 from $3.17 in 1995, resulting in an overall increase of $58,000 depletion expense for the year.

Other costs included an increase in interest expense to $378,000 from $285,000 in 1995 attributable to interest accruing for a full year in 1996 versus a partial year in 1995 on the Company's primary convertible note payable which had an outstanding balance of $1,764,000 at August 31, 1996.

ExproFuels Division

ExproFuels division revenue increased by 35% in 1996 to $1,046,000 from $773,000 in 1995, primarily due to an increase of $204,000 in construction sales and a $90,000 increase in alternative fuel sales. The fuel sales increase reflects the growing number of company owned fuel stations and fleet fuel customers. Gross profit margins improved from 16% in 1995 to 28% in 1996 reflecting less incidents of price cutting by industry competitors, thereby allowing the company to set favorable sales prices for its conversions and construction services. Overall general and administrative expenses decreased by approximately $100,000 in 1996 from prior year levels due to ongoing cost control efforts conducted at all levels of the Company.

Overall, the ExproFuels Division was generally able to maintain its fixed costs at or under prior year levels, while sales and marketing efforts achieved significant gross sales increases.

Summary

In total, revenues increased $463,000 or 42%, from $1,065,000 in 1995 to $1,568,000 in 1996. Costs of sales, including general and administrative, depreciation, depletion and amortization, increased only $207,000, thereby resulting in a net decrease to prior year losses from operations of $255,000. Other income and expense, in total, decreased by $17,000, with an increase in interest expense of $93,000 being partially offset by an increase in interest income of $58,000 and an increase in sublease income of $52,000. As a result, the Company's net loss decreased to ($1,880,000) in 1996 from ($2,153,000) in 1995.

1995 Compared to 1994

Oil and Gas Division

Revenues from oil and gas sales in 1995 increased to $304,000 from $209,000 in 1994, primarily as a result of the Paloma #1-107 gas well having production for a full year. Exploration expenses increased by $93,000 from 1994 to 1995 due to the drilling of one dry hole during the year, the Paloma #1-133, plus the write off of the portion of the drilling cost of the Paloma #1-89 below its final completion horizon in the Upper Georgetown interval. Depletion increased by $52,000 from 1994 to 1995 due to increased production volumes from the first full year of the Paloma # 1-107, as mentioned above. Depletion per equivalent barrel of production remained almost unchanged, increasing to $3.17 per barrel in 1995 from $3.14 per barrel in 1994. The Company recognized an impairment of $171,505 on its Holmgreen Ranch mineral interest.

General and administrative costs increased by $288,000 from 1994 to 1995. The significant components of the increase included a $200,000 one time charge in 1995 for marketing services, and increases in public expense of $26,000 and consulting fees expense of $31,000.

ExproFuels Division

ExproFuels division revenues experienced a net decrease of $48,000 from 1994 to 1995. Components of this net decrease were a $49,000 decrease in conversion sales and a $65,000 decrease in fuel station construction that was partially offset by a $66,000 increase in alternative fuel sales. Lower conversion sales were primarily the result of the closing of the New Orleans conversion facilities. Lower fuel station construction revenues reflect the Company's decision to build more Company owned fuel stations to support its growing fuel sales. Alternative fuels sales increased significantly due to the first full year of operation of Company owned fuel stations in Plano and Dallas, as well as additional fuel stations being placed in operation during 1995 under the Texas Department of Transportation contract.

Costs of sales increased by $361,000 from 1994 to 1995 due to higher than expected costs associated with the New Orleans location operations, both while it was in operation and in association with its closing. Additionally, higher start-up cost in the Arizona operations are reflected entirely in 1995 while revenues have been limited to date in this new market.

Other costs included a decrease of $145,000 due to the one time charge in 1994 for writing off of the Company's previously acquired technological rights. General and administrative expense decreased by $146,000 from 1994 to 1995. Included in this change are declines in consulting services of $18,000, rent expenses of $32,000, general shop supplies, tools and equipment maintenance of $42,000 and payroll overhead of $30,000.

Summary

In total, revenues from operations increased by $46,000 from 1994 to 1995. This slight revenue increase was significantly offset by the increase in total costs and expenses of $544,000 from 1994 to 1995 resulting in the overall increase in loss from operation of $460,000 for the year.

Other non-operating expense changes consisted primarily of an increase in interest expense of $154,000 from 1994 to 1995 due directly to the completion during the year of borrowings under the convertible note payable and indenture of trust; such borrowings increased by $1,690,000 from 1994 to 1995. As a result of the above, net losses from continuing operations increased by $603,000 for the year ended August 31, 1995 from the similar period in 1994.

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

Because the Company's efforts to economically develop its Holmgreen Ranch mineral property have been unsuccessful to date, coupled with the uncertainty of when economic conditions may allow the Company to do so, the carrying value of the Holmgreen mineral property was reduced in 1994 by recording an impairment expense of $171,000. No oil and gas properties were impaired by the Company during 1994.

ExproFuels Division

Due to the fact that the ExproFuels division commenced its operations during the final part of the fiscal year ended August 1993, a direct comparison of 1994 operating results to 1993 is not meaningful. Following are the significant operating results of the ExproFuels division for its year ending August 31, 1994.

Two new conversion facilities were opened during 1994, one in New Orleans, Louisiana and one in Dallas, Texas. The New Orleans facility was opened primarily as a result of the Company being selected as a subcontractor for Ecogas, Inc., who was awarded a contract to convert up to 25% of the state's vehicles to CNG. Revenue from this location was approximately $182,000 for fiscal year 1994.

The Dallas, Texas, conversion facility was opened during May of 1994 primarily to convert a private fleet of approximately thirty vehicles to LPG. The customer is refueling its vehicle fleet at the Company's LPG refueling station constructed during the year near Love Field Airport in Dallas.

The San Antonio, Texas, conversion facility, which was the first conversion facility opened during 1993, continued to grow during fiscal 1994 as conversion sales from this facility grew to approximately $400,000 for the year. In addition, two refueling construction contracts totaling $162,603 were completed by the San Antonio conversion personnel.

During the second half of 1994, the Company became increasingly dissatisfied with the progress made by Greenway Environmental Research related to the development and technology rights to convert diesel engines acquired by the Company during 1993. Accordingly, its Development and Licensing Agreement with Greenway was terminated effective August 31, 1994. The carrying value of the technological rights and its related obligation were written off resulting in a charge to current years operations of $144,000.

The ExproFuels division continued to invest heavily in sales and promotional activities during the 1994 fiscal year. These activities, as well as the increased overhead expenses associated with its new conversion facilities opened during the year, resulted in total general and administrative expenses within the division increasing to approximately $700,000 for the year. Major components of general and administrative expenses include $117,000 for promotional related expenses, $108,000 for occupancy related expenses, and $357,000 for salaries, wages and consulting services. The overall loss from operations for the ExproFuels division was $835,543 for the year ended August 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Financial Statements and Notes thereto are set out in this Form 10-K commencing on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of November 8, 1996:


               Name                        Position                        Age
               ----                        --------                        ---
         Stephen M. Gose, Jr.       Chairman of the Board of Directors     66

         Thomas H. Gose             Director and Secretary                 41

         James E. Sigmon            President and Director                 48



Stephen M. Gose, Jr., has served as Chairman of the Board of Directors of the Company since July, 1984. He has been active for more than thirty-five years in exploration and development of oil and gas properties, in real estate development, and in ranching through the operations of Cibolo Properties, Inc., its predecessors and affiliates. Mr. Gose also serves as Chairman of the Board of Directors of ExproFuels, Inc.

Thomas H. Gose is the sole Director, CEO and President of Cibolo Properties, Inc. He formerly served as President of Spectrum Resources, Inc. (a majority shareholder of the Company) since 1987. Since February, 1989, he has also served as Director of the Company and as Secretary of the Company since January 2, 1992. He is the President and a Director of ExproFuels, Inc. Thomas H. Gose is the son of Stephen M. Gose, Jr.

James E. Sigmon has served as the Company's President since February 1985. He has been a Director of the Company since July 27, 1984. and is also a Director of ExproFuels, Inc.

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


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Information: The following table contains certain information for each of the fiscal years indicated with respect to the chief executive officer and those executive officers of the Company as to whom the total annual salary and bonuses exceed $100,000:


                           SUMMARY COMPENSATION TABLE


Name and                                                  Other Annual    Long-term     All other
Principal Position        Year      Salary    Bonuses     Compensation    Compensation  Compensation
------------------        ----      ------    -------     ------------    ------------  ------------

James E. Sigmon           1996    $ 72,000     $ 0          $12,498         $ 0          $7,500
 President & CEO          1995      72,000       0                0           0               0
                          1994      88,958       0                0           0               0


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                         Potential Recognizable
                                     % of Total Options                                     Value at Assumed
                     # Options      Granted to Employees    Exercise Price  Expiration        Annual Rates
     Name            Granted (1)      in Fiscal Year           per Share       Date        5%      10%       20%
   --------          ---------      --------------------    --------------  ----------   -----    -----     -----



        No options were granted during the year ended August 31, 1996 to executive officers.



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES



                                                       Number of Unexercised       Value of Unexercised
                             # Shares     Value             Options/SARs               Options/SARs
     Name                    Exercised    Realized         August 31, 1996          August 31, 1996
    ---------                ---------    --------     ---------------------       ------------------
James E. Sigmon                    -            -              150,000                  $ 20,500



All of Mr. Sigmon's unexercised options were exercisable as of August 31, 1996.


                           COMPENSATION OF DIRECTORS

Members of the Board of Directors of the Company are not compensated for any services provided as a director. However, during 1996, shares of common stock in ExproFuels, Inc. were awarded to the members of the Board of directors in recognition of services previously rendered. The shares had an appraised value of approximately $0.075 per share, with 250,000 shares issued to Thomas H. Gose, 100,000 shares issued to James E. Sigmon, and 50,000 shares issued to Steven M. Gose, Jr.


                              EMPLOYMENT CONTRACTS

The Company has an employment agreement with its president, Mr. James E. Sigmon, which sets his salary at a minimum of $120,000 annually. The agreement is cancelable with 90 days notice by the Company.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee. During the year ended August 31, 1996, the following officers participated in deliberations of the Company's Board of Directors concerning executive officer compensation: Mr. James E. Sigmon, Mr. Thomas H. Gose and Mr. Stephen M. Gose, Jr.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth beneficial ownership of the Company's common stock, its only class of equity security. The percent owned is based on 9,890,044 shares outstanding and 11,340,450 fully diluted shares which includes 1,450,406 shares under options and warrants as of November 8, 1996.


               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning all persons known to the Company to beneficially own 5% or more if its common stock.


                                                                                            Percent Owned
                                                                                     ----------------------------
         Name and Address of                          Number of Shares                Fully        Primary Shares
          Beneficial Owner                           Beneficially Owned              Diluted         Outstanding
         -------------------                         ------------------              -------       --------------
         Thomas H. Gose                                   1,193,701                    10.53%           12.07%
         500 North Loop 1604 East
         Suite 250
         San Antonio, TX 78232

         Comstar BioCapital, Inc.                            508,603                    4.45%            5.14%
         Lexham House
         Hill Avenue, Amersham
         Buckinghamshire, PH65DW, United Kingdom

         TransEuro Capital, Inc.                             508,603                    4.45%            5.14%
         Flacherstrasse 10
         Lupfig 5242
         Switzerland

         Pan Pacific Investments, Inc.                       508,603                    4.45%            5.14%
         57A Palmerson St.
         Mosman Park
         West Perth, Western Australia, Australia

         Sorbus Investments, Inc.                            508,603                    4.45%            5.14%
         Laubenhof 9A
         Metallstrasse
         Zug 603, Switzerland

         John L. Hales                                       508,603                    4.45%            5.14%
         Residence Ambassadeur 3
         1884 Villars Sur Ollen
         Vaud, Switzerland

         Finanzverwaltung des Kanton St. Gallen              500,000                    4.41%            5.05%
         Davidstrasse 35
         9001 St. Gallen, Switzerland

             SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the number of shares of common stock beneficially owned as of November 8, 1996 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. Information provided is based on the Form 4's obtained from stock records of the Company and the Company's transfer agent.


           Name                              Beneficially Owned          Owned
           ----                              ------------------          -----
         Thomas H. Gose                           1,193,701              10.53%

         James E. Sigmon                            200,000               1.76%

         Stephen M. Gose, Jr.                       100,000                .88%

         All Directors and Executive
         Officers as a group (3 persons)          1,493,701              13.17%


Information provided is based on Form 4's, stock records of the Company and the Company's transfer agent.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In August, 1996, 10% of the outstanding common stock of ExproFuels, Inc., previously a wholly-owned subsidiary, was given as consideration to the Directors of ExproFuels, Inc. for services rendered.

During 1996, the Company exchanged, with its investment banking group, 2,637,736 shares of its unregistered common stock for 131,860 gross acres (32,965 net acres) of undeveloped oil and gas properties. The undeveloped properties were valued $4,450,000, which was the investment bankers approximate original cost basis.

In December, 1995, the Company exchanged with a corporation affiliated with its Chairman a 32.5% mineral property interest, with a basis of $398,403, for certain unproved oil and gas leasehold acreage valued at $225,000, the relief of a $100,000 note payable to the corporation and certain other assets valued at $73,403.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are being filed as part of this annual report on Form 10-K after the signature page, commencing on page F-1.

     (1)      Financial Statements:

              Independent Auditors' Reports.
              Balance Sheets, August 31, 1996 and 1995
              Statements of Operations, Years Ended August 31, 1996, 1995 and 1994. Statements of Stockholders' Equity, Years Ended August 31, 1996, 1995 and 1994. Statements of Cash Flows, Years Ended August 31, 1996, 1995 and 1994.
              Notes to Financial Statements.

     (2)      Financial Statement Schedule for the years ended
              August 31, 1996, 1995 and 1994:

              Schedule II - Valuation and Qualifying Reserves.

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted as the required information is inapplicable or the information is presented in the Financial Statements or Notes thereto.


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
                         Incorporation of The Exploration Company dated April
                         6, 1990.

              ** 10.2 Employment Agreement between the Registrant and James E. Sigmon, dated October 1, 1984.

              ** 10.3 Registrant's Amended and Restated 1983 Incentive Stock Option Plan filed as Exhibit A to registrant's definitive Proxy Statement, dated February 20, 1985.

              ** 10.4 Registrant's 1995 Flexible Incentive Plan, filed as Exhibit A to registrant's definitive Proxy Statement, dated April 28, 1995

              ** 10.5 Registrant's Form S-8 Registration Statement for its 1995 Flexible Incentive Plan, dated November 26, 1996

                 21.1 Financial Statements of ExproFuels, Inc. (Beginning on page S-1)

                 27.1    Financial Data Schedule

**     Previously filed

(B) Reports on Form 8-K:

         A Form 8-K was filed on June 14, 1996, in order to report the Company had reached an agreement with several foreign investors for the acquisition of an interest in certain oil and gas leases in exchange for the Company's common stock, and to report the sale of additional common stock to said investors for cash.

         A Form 8-K was filed on September 17, 1996, in order to report the completion of several transactions including: 1) the exchange of 2,543,015 shares of common stock issued pursuant to Regulation S for a 25% interest in 131,860 acres of oil and gas leases, 2) the sale of 1,300,000 shares of common stock issued pursuant to Regulation S for $2,275,000 cash, 3) the issuance of 173,394 shares of common stock pursuant to the terms of an outstanding convertible debenture reducing the Company's debt under the debenture by $433,484 and 4) the decision by the Board of Directors to the spin-off of the Company's ExproFuels Subsidiary, reducing its ownership to approximately 40%.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE EXPLORATION COMPANY
                                   Registrant



November 26, 1996                           By:  /s/ JAMES E. SIGMON
                                               --------------------------
                                               James E. Sigmon, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                         TITLE                               DATE
----------                         -----                               ----


/s/ STEPHEN M. GOSE, JR.
------------------------
Stephen M. Gose, Jr.      Chairman of the Board of Directors   November 26, 1996




/s/ THOMAS H. GOSE
------------------------
Thomas H. Gose            Director and Secretary               November 26, 1996



/s/ JAMES E. SIGMON
------------------------
James E. Sigmon           President and Director
                          (Principal Executive Officer)        November 26, 1996




/s/ ROBERTO R. THOMAE
------------------------
Roberto R. Thomae         Chief Financial Officer              November 26, 1996

THE EXPLORATION COMPANY
INDEX TO FINANCIAL STATEMENTS
AUGUST 31, 1996 AND 1995





AUDITED FINANCIAL STATEMENTS                                               Page
Independent Auditors' Report                                                F-2
Balance Sheets                                                              F-3
Statements of Operations                                                    F-5
Statements of Stockholders' Equity                                          F-6
Statements of Cash Flows                                                    F-7
Notes to Financial Statements                                               F-9


SUPPORTING SCHEDULE

Schedule II - Valuation and Qualifying Reserves                             F-20

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Exploration Company

We have audited the balance sheets of The Exploration Company as of August 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Exploration Company as of August 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II of The Exploration Company for each of the three years in the period ended August 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



----------------------------------
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
November 8, 1996

THE EXPLORATION COMPANY
BALANCE SHEETS
AUGUST 31, 1996 AND 1995


                                                                      1996           1995
                                                                   -----------    -----------
ASSETS

Current Assets:
    Cash and equivalents                                           $   967,838    $    78,655
    Accounts receivable, less allowance for doubtful accounts of
         $9,973 in 1996 and 1995:
        Joint interest owners                                           11,587          9,802
        Oil and gas production                                          60,000         42,500
        Affiliates                                                        --           72,196
     Note receivable                                                      --          602,528
     Prepaid expenses and other                                           --           35,343
                                                                   -----------    -----------
           Total current assets                                      1,039,425        841,024

Property and Equipment:
    Oil and gas properties (successful efforts),
       less accumulated depreciation, depletion and
       amortization of $422,240 in 1996 and $267,503 in 1995         6,599,996      1,902,912
    Other property and equipment:
       Mineral properties                                              306,564        704,967
       Transportation and other equipment                               79,453         48,122
       Less accumulated depreciation and amortization                  (38,891)       (27,835)
                                                                   -----------    -----------
           Net property and equipment                                6,947,122      2,628,166

Other Assets:
    Net assets of ExproFuels                                           363,271        361,098
    Option to acquire oil and gas properties                              --          166,667
    Other assets                                                        83,616        115,025
                                                                   -----------    -----------
                                                                       446,887        642,790
                                                                   -----------    -----------

Total Assets                                                       $ 8,433,434    $ 4,111,980
                                                                   ===========    ===========



SEE NOTES TO FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
BALANCE SHEETS
AUGUST 31, 1996 AND 1995


                                                                                  1996            1995
                                                                              ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                     $    264,018    $    200,764
    Due to joint interest partners                                                  12,224          69,209
    Accrued payroll and taxes                                                       24,307          34,563
    Current portion of long-term debt                                              772,500         165,009
                                                                              ------------    ------------
        Total current liabilities                                                1,073,049         469,545

Long-term Debt, net of current portion                                           1,689,697       2,264,688

Stockholders' Equity:
    Common stock, par value $ .01 per share; authorized 200,000,000 shares;
      issued and outstanding 9,426,650 and 5,527,970 shares
      at August 31, 1996 and 1995, respectively                                     94,266          55,280
    Additional paid-in capital                                                  23,482,432      17,348,088
    Accumulated deficit                                                        (17,906,010)    (16,025,621)
                                                                              ------------    ------------
        Total stockholders' equity                                               5,670,688       1,377,747
                                                                              ------------    ------------

Total Liabilities and Stockholders' Equity                                    $  8,433,434    $  4,111,980
                                                                              ============    ============



SEE NOTES TO FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                                  1996           1995            1994
                                               -----------    -----------    -----------
Revenues:
    Oil and gas sales                          $   455,221    $   304,342    $   209,194
    Other operating income                          66,372         26,911         27,246
                                               -----------    -----------    -----------
                                                   521,593        331,253        236,440

Costs and Expenses:
    Lease operations                                75,634         41,225         27,863
    Production taxes                                28,357         21,312         16,900
    Exploration expenses                           677,170        151,142         57,927
    Abandoned leases and equipment                    --           21,000         31,245
    Impairment of mineral properties                  --          171,505        171,505
    Depreciation, depletion and amortization       170,525        106,200         53,594
    General and administrative                     513,896        730,711        524,729
                                               -----------    -----------    -----------
           Total costs and expenses              1,465,582      1,243,095        883,763
                                               -----------    -----------    -----------
                                                  (943,989)      (911,842)      (647,323)

ExproFuels operations:
    Revenues                                     1,046,401        773,351        821,633
    Costs and expenses                          (1,727,226)    (1,742,240)    (1,657,176)
                                               -----------    -----------    -----------
                                                  (680,825)      (968,889)      (835,543)
                                               -----------    -----------    -----------

Loss from operations                            (1,624,814)    (1,880,731)    (1,482,866)

Other Income (Expense):
    Sublease rental income                          58,500          6,750           --
    Interest income                                 63,928          6,348          1,567
    Interest expense                              (378,003)      (285,732)       (69,654)
                                               -----------    -----------    -----------
                                                  (255,575)      (272,634)       (68,087)
                                               -----------    -----------    -----------

    Loss before extrordinary item               (1,880,389)    (2,153,365)    (1,550,953)

Extraordinary item-gain on cancellation
    of debt                                           --             --          322,492
                                               -----------    -----------    -----------

    Net loss                                   $(1,880,389)   $(2,153,365)   $(1,228,461)
                                               ===========    ===========    ===========


Amounts per common share:
    Loss from continuing operations            $     (0.31)   $     (0.44)   $     (0.36)
    Extraordinary item                                --             --              .07
                                               -----------    -----------    -----------
      Net loss                                 $     (0.31)   $     (0.44)   $     (0.29)
                                               ===========    ===========    ===========

Weighted average number of common
      shares outstanding                         6,140,176      4,863,961      4,267,363
                                               ===========    ===========    ===========



SEE NOTES TO FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


                                              Common Stock          Additional
                                      ---------------------------     Paid-in       Accumulated
                                         Shares         Amount        Capital          Deficit         Total
                                      ------------   ------------   ------------    ------------    ------------
Balance at September 1, 1993             3,862,750   $     38,628   $ 13,819,464    $(12,643,795)   $  1,214,297

Issuance of common stock
    for cash                               570,687          5,707      1,142,066            --         1,147,773
Issuance of common stock
    in exchange for oil and
    gas properties                          60,150            602        232,479            --           233,081
Issuance of common stock
    warrants with convertible debt            --             --            2,681            --             2,681
Common stock warrants exercised             97,500            975        242,775         243,750
Net loss for the year                         --             --             --        (1,228,461)     (1,228,461)
                                      ------------   ------------   ------------    ------------    ------------

Balance at August 31, 1994               4,591,087         45,912     15,439,465     (13,872,256)      1,613,121


Issuance of common stock
    for cash                               299,056          2,990        504,937            --           507,927
Issuance of common stock
    in exchange for oil and
    gas properties                         350,227          3,502        710,240            --           713,742
Conversion of debt to
    common stock                           267,600          2,676        599,852            --           602,528
Issuance of common stock
    warrants with convertible stock           --             --           33,794            --            33,794
Common stock warrants exercised             20,000            200         59,800            --            60,000
Net loss for the year                         --             --             --        (2,153,365)     (2,153,365)
                                      ------------   ------------   ------------    ------------    ------------

Balance at August 31, 1995               5,527,970         55,280     17,348,088     (16,025,621)      1,377,747


Issuance of common stock
    for cash                             1,175,000         11,750      2,088,250            --         2,100,000
Issuance of common stock
    in exchange for oil and
    gas properties                       2,723,680         27,236      4,578,502            --         4,605,738
Issuance of common stock
    warrants                                  --             --           12,500            --            12,500
Spin-off of ExproFuels, Inc.                  --             --         (544,908)           --          (544,908)
Net loss for the year                         --             --             --        (1,880,389)     (1,880,389)
                                      ------------   ------------   ------------    ------------    ------------

Balance at August 31, 1996               9,426,650   $     94,266   $ 23,482,432    $(17,906,010)   $  5,670,688
                                      ============   ============   ============    ============    ============



SEE NOTES TO FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


                                                             1996           1995           1994
                                                         -----------    -----------    -----------
OPERATING ACTIVITIES:
    Net loss                                             $(1,880,389)   $(2,153,365)   $(1,228,461)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation, depletion and amortization             256,630        198,502        131,137
        Cancellation of debt                                    --             --         (322,492)
        Abandoned leases, equipment and other                220,805         21,000        175,926
        Impairment of properties                                --          171,505        171,505
        ExproFuels operations                                (80,284)      (121,330)      (160,853)
        Changes in operating assets and liabilities:
          Receivables                                         52,911        (98,246)       (27,041)
          Prepaid expenses and other                          35,343         27,043        (58,098)
          Accounts payable and accrued expenses               76,402        101,246        246,902
          Due to joint interest owners                       (56,985)      (179,530)        52,558
                                                         -----------    -----------    -----------
Net cash (used) in operating activities                   (1,375,567)    (2,033,175)    (1,018,917)

INVESTING ACTIVITIES:
    Development of oil and gas properties                    (55,484)      (289,980)      (163,376)
    Purchase of transportation and other equipment           (86,277)      (104,644)      (230,012)
    Proceeds from sale of oil and gas properties                --          261,242           --
    Increase in note receivable                                 --         (602,528)          --
    Proceeds from note receivable                            602,528           --             --
    Investments in and advances to venture                  (442,426)      (150,000)          --
    Purchase of option to acquire oil and gas property          --             --         (200,000)
    Other assets                                              41,509        (98,304)       (36,809)
                                                         -----------    -----------    -----------
Net cash provided (used) in investing activities              59,850       (984,214)      (630,197)

FINANCING ACTIVITIES:
    Issuance of common stock, net of expenses              2,112,500      1,204,249      1,394,203
    Proceeds from long-term debt obligations                 132,500      1,935,664        690,317
    Payments on long-term obligations                        (40,100)      (142,914)      (380,021)
                                                         -----------    -----------    -----------
Net cash provided by financing activities                  2,204,900      2,996,999      1,704,499
                                                         -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  889,183        (20,390)        55,385

Cash and equivalents at beginning of year                     78,655         99,045         43,660
                                                         -----------    -----------    -----------

CASH AND EQUIVALENTS AT END OF YEAR                      $   967,838    $    78,655    $    99,045
                                                         ===========    ===========    ===========



SEE NOTES TO FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

1996

The Company issued 2,723,680 shares of its common stock in exchange for oil and gas properties (valued at the market price per share for unregistered stock).

The Company exchanged a 32.5% mineral property interest, with a basis of $398,403, for certain oil and gas properties valued at $225,000, the relief of a $100,000 note payable and certain other assets valued at $73,403.

The Company paid interest on debt of $295,360.

1995

The Company issued 186,731 shares of its common stock to an affiliate in exchange for $300,000 of oil and gas properties (valued at the historical cost basis of the common-control affiliate for unregistered stock).

The Company issued 163,496 shares of its common stock in exchange for $413,743 of oil and gas properties (valued at the market price per share for unregistered stock).

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



SEE NOTES TO FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995 AND 1994


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The financial statements include the accounts of The Exploration Company (the Company). Subsequent to year end, the Company's investment in ExproFuels was reduced to 40% through the spin-off of its common stock; as such, financial position and results of operations have been reported for all years presented in accordance with disposal of a line of business with a significant retained interest. See Note 11.

The Exploration Company is engaged in the business of acquiring, exploring and developing oil and gas properties. The Company's oil and gas operations are located primarily in Texas, North Dakota and Montana. In 1993, the Company commenced operations in the alternative fuels industry through ExproFuels. ExproFuels converts vehicle engines that use gasoline for combustion to propane or natural gas, supplies alternative fuels to customers and constructs alternative fuels refueling facilities. Customers are primarily located in Texas and Arizona. ExproFuels also has a substantial investment through CNG International, L.L.C. for alternative fuel operations being developed in Uzbekistan.

Cash and Equivalents

Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

Mineral Properties

The Company expenses costs associated with identifying prospective mineral properties, while the costs of acquiring and developing unproven mining properties are capitalized. All costs associated with the development of an extracting process or to determine the economic feasibility of a project are expensed as incurred. The Company has not incurred any development or production costs on its mining properties.

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

Other Property and Equipment

Transportation and other equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995 AND 1994


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts for 1995 and 1994 have been reclassified for comparative purposes to 1996. The financial position and results of operations of ExproFuels, Inc., previously consolidated in 1995 and 1994, have been reclassified and reported as discontinued operations.


NOTE 2. NOTE RECEIVABLE

During 1995 the Company exchanged certain marketable securities for a $602,528 promissory note receivable. The 9% secured promissory note was collected in full during the year ended August 31, 1996.


NOTE 3. INVESTMENT IN VENTURE

Through its ExproFuels division, the Company invested $150,000 at August 31, 1995 in CNG International, L.L.C., a Tennessee limited liability company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzbekistan, a former Soviet Republic.

During the years ended August 31, 1996 and 1995, the Company sold equipment and provided services to CNG International in the amount of $133,505 and $110,611.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995, AND 1994


NOTE 4. LONG TERM DEBT

Long-term debt consists of the following at August 31:

                                                                     1996          1995
                                                                 -----------    -----------
Convertible note payable to Trust, with interest
at 11.50%, and principal due beginning August 1997;
secured by certain oil and gas properties.  See below            $ 1,764,697    $ 1,764,697

Convertible note payable to partnership, with interest
at 10%, and principal due in May 1997.  See below                    500,000        500,000

Notes payable to individual, with interest at 12%, due
currently, and secured by certain common stock of the Company        197,500        165,000
                                                                 -----------    -----------

Total long-term debt                                               2,462,197      2,429,697
Less current portion                                                (772,500)      (165,009)
                                                                 -----------    -----------

Long-term portion of debt                                        $ 1,689,697    $ 2,264,688
                                                                 ===========    ===========


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

Convertible $1,764,697 Note Payable:

On August 2, 1994, the Company entered into a master note payable and indenture of trust agreement for up to $2,000,000 principal amount. The terms of the master note provided for partial cash advances to be made by the lender. The terms of each advance include interest at 11.50%, payable semi-annually on January 1 and July 1, and a conversion option at $2.50 per common share of stock. The Company may force the conversion at the same price per share in the event the closing bid price of the Company's common stock has closed at $6.00 per share for fifteen consecutive days. Prior to exercising this right, the Company must register the common stock to be received by the lender under the Securities and Exchange Act. The principal amount of each advance is due three years from original date of the advance, and may not be prepaid by the Company before twelve months. The indebtedness under the master note payable is secured by certain oil and gas properties with a book basis of approximately $258,000 at August 31, 1996.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995, AND 1994


NOTE 4. LONG TERM DEBT (CONTINUED)

Subsequent Payoff of Debt to Individual:

Subsequent to year end the $197,500 balance of the notes to individual, plus accrued interest, was fully paid off.

Subsequent Conversion of Debt to Equity:

Subsequent to year end, a total of $433,480 of the $1,764,697 convertible note payable was converted into 173,392 shares of the Company's common stock, at the option price of $2.50 per share.

The following is a schedule of principal maturities of long-term debt as of August 31, 1996:

                                     Before            After
                      Year         Conversion       Conversion
                      ----         ----------       ----------
                      1997         $  772,500       $  772,500
                      1998          1,689,697        1,256,217
                                   ----------       ----------

                                   $2,462,197       $2,028,717
                                   ==========       ==========

Line of Credit:

On October 3, 1996, the Company entered into a $1,000,000 line of credit to cover the Company's share of drilling wells on its leasehold acreage. The credit is through Luzerner Katonalbank, Luzern, Switzerland, with interest at the banks market rate (6.5% on October 3, 1996). The line of credit is available for an undefined time period, and is available in $250,000 increments as wells are drilled and completed.


NOTE 5. STOCKHOLDERS' EQUITY

At August 31, 1996, the Company has outstanding and exercisable options to purchase 229,800 shares of its common stock at prices ranging from $2.00 to $3.91 per share, of which 129,800 were issued pursuant to the Company's prior incentive plan, and 100,000 were issued under the Company's 1995 incentive plan (see below). The Company also has outstanding warrants to purchase 1,160,606 shares of its common stock at prices ranging from $2.00 to $6.00 per share. The options expire at various dates from July, 1999 through February, 2005. The warrants expire on various dates through August, 2006.

The Company's 1995 Flexible Incentive Plan provides incentive stock options for granting to its officers, directors and management, under which options for the purchase of 400,000 shares of common stock have been reserved. Options for the purchase of 100,000 shares of common stock were granted under the plan in 1995.

In December 1994, the President of the Company exercised options to acquire 50,000 shares of common stock under the terms of the Company's prior incentive plan.

For the year ended August 31, 1996, earnings (loss) per share would have been reduced to $(0.30) per share from $(0.31) per share if the subsequent conversion of $433,480 of debt into 173,392 shares of common stock had occurred on September 1, 1995.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995, AND 1994


NOTE 6. LEASES

Real Estate:

The Company leases its primary office space for $5,756 per month through February 28, 1997. In addition, ExproFuels, Inc. leases its conversion facilities and a fuel station location under noncancellable leases with terms from one to three years. The Company also has a sublease, through ExproFuels, Inc., on one of its conversion facilities, from which it receives $4,500 per month through January, 1997.

For the years ended August 31, 1996, 1995 and 1994, the Company incurred rent expense of $182,288, $180,841 and $131,918, respectively and received sublease rental income through ExproFuels, Inc. of $58,500 in 1996 and $6,750 in 1995. As of August 31, 1996, future minimum rentals under all noncancellable real estate leases, including those of ExproFuels, Inc. guaranteed by the Company, are as follows:

                      1997                                  $ 110,094
                      1998                                     34,400
                      1999                                     22,500
                                                            ---------

                      Future minimum rentals                  166,994
                      Less sublease income                    (22,500)

                      Net future minimum rentals            $ 144,494
                                                            =========


NOTE 7. FEDERAL INCOME TAXES


The Company has incurred losses for both financial statement and income tax purposes. A valuation allowance equal to the net deferred tax asset has been recorded due to the uncertainty of the realization of the asset. The following items give rise to the deferred tax assets and liabilities at August 31, 1996 and 1995:

                                                         1996             1995
                                                     ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards                   $ 16,321,000     $ 14,725,000
  Impairment of oil and gas and mineral properties        434,000          534,000
  Other temporary differences - net                         3,000            3,000
                                                     ------------     ------------

Gross deferred tax assets                              16,758,000       15,262,000
Statutory tax rate                                             34%              34%
                                                     ------------     ------------
                                                        5,967,720        5,189,080

Unused investment tax credits                              30,000           30,000
                                                     ------------     ------------
Net deferred tax assets                                 5,997,720        5,219,080
Less valuation allowance                               (5,997,720)      (5,219,080)
                                                     ------------     ------------

Deferred income tax asset recorded                   $        -0-     $        -0-
                                                     ============     ============

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995, AND 1994


NOTE 7. FEDERAL INCOME TAXES - CONTINUED

The net operating loss carryforwards available at August 31, 1996, and the related expiration dates are as follows:

                      Expires
                      August 31                             Amount
                      ---------                         -------------
                      1997                              $   1,083,000
                      1998                                    443,000
                      1999                                    131,000
                      2000                                    480,000
                      2001                                  1,200,000
                      2002 to 2006                          4,006,000
                      2007 to 2011                          8,978,000
                                                        -------------
                                                        $  16,321,000
                                                        =============

NOTE 8. RELATED PARTY TRANSACTIONS

In August, 1996, 10% of the outstanding common stock of ExproFuels, Inc., previously a wholly-owned subsidiary, was given as consideration for services rendered to the Directors of ExproFuels, Inc. See also Note 11.

During 1996, the Company exchanged with its investment banking group 2,637,736 shares of its unregistered common stock for 131,860 gross acres (32,965 net acres) of undeveloped oil and gas properties. The undeveloped properties were valued at approximately $4,450,000, the investment banking group's original cost basis.

In December, 1995, the Company exchanged with its Chairman a 32.5% mineral property interest, with a basis of $398,403, for certain unproved oil and gas leasehold acreage valued at $225,000, the relief of a $100,000 note payable to the Chairman and certain other assets valued at $73,403.

In August, 1995, an affiliated company loaned the Company $50,000. The loan was repaid in full on August 31, 1995.

During 1995, the Company acquired from an affiliate unproved oil and gas leasehold acreage with a basis of $300,000, for 186,731 shares of the Company's common stock.

In February, 1994 a corporation in which a former employee of the Company owned an interest entered into a drilling joint venture with the Company to drill a gas well in Maverick County, Texas. The corporation contributed $100,000 to the joint venture in exchange for a 25% working interest in the gas well, and options for a 2.5% working interest in four additional gas wells. In May, 1994, the Company acquired 80% of the 25% working interest (net 20% working interest) for 30,075 shares of common stock.

In February, 1994, the Company reached an agreement with its president to restructure his employment compensation. The Company's president agreed to reduce his annual salary from $109,000 per year to $72,000, and was granted a one percent (1%) overriding royalty interest in the Paloma and Kincaid leases in Maverick County, Texas, in which the Company has an interest.

During the year ended August 31, 1994, a former officer of the Company represented certain persons, including himself, who have joint ventured with the Company in certain oil and gas properties. The former officer was paid $25,100 for legal services in the year ended August 31, 1994.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995, AND 1994


NOTE 8. RELATED PARTY TRANSACTIONS (CONTINUED)

Effective November 30, 1993, the president of the Company canceled accrued payroll in the amount of $322,492 due to him from previous years under his employment agreement. The Company has accounted for this extinguishment of debt as an extraordinary item for the year ended August 31, 1994.


NOTE 9. OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Capitalized Costs and Costs Incurred Relating to Oil and Gas Activities

The Company's investment in oil and gas properties is as follows at August 31:

                                    1996            1995
                                 -----------    -----------
Proved properties                $   936,694    $ 1,136,468
Less reserve for impairment          (90,850)      (190,847)
                                 -----------    -----------
    Net proved properties            845,844        945,621
Unproved properties                6,176,392      1,224,794
                                 -----------    -----------

Total oil and gas properties       7,022,236      2,170,415

Less accumulated depreciation,
  depletion and amortization        (422,240)      (267,503)
                                 -----------    -----------

Net capitalized cost             $ 6,599,996    $ 1,902,912
                                 ===========    ===========


Costs incurred, capitalized, and expensed in oil and gas producing activities are as follows:

                                                   1996         1995         1994
                                                ----------   ----------   ----------
Property acquisition costs, unproved            $4,951,598   $  748,321   $     --

Property development and exploration costs         732,654      511,944      454,384

Depreciation, depletion and amortization           160,000      102,000       51,065

Depletion per equivalent barrel of production         4.12         3.17         3.14


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

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995 AND 1994


NOTE 9. OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (CONTINUED)

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

                                         Oil            Gas
                                      (Barrels)        (MCF)
                                      ----------    ----------
RESERVES AT AUGUST 31, 1993               51,298       362,371
    Discoveries                            4,780       477,995
    Revisions of previous estimates      (45,305)      211,308
    Production                            (2,479)      (82,656)
                                      ----------    ----------

RESERVES AT AUGUST 31, 1994                8,294       969,018
    Discoveries                             --          55,709
    Revisions of previous estimates        8,428       495,027
    Production                            (2,598)     (177,238)
                                      ----------    ----------

RESERVES AT AUGUST 31, 1995               14,124     1,342,516

    Discoveries                            5,710       525,000
    Revisions of previous estimates        3,598       241,248
    Production                            (2,862)     (215,274)
                                      ----------    ----------

RESERVES AT AUGUST 31, 1996               20,570     1,893,490
                                      ==========    ==========


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

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995 AND 1994


NOTE 9. OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (CONTINUED)


Set forth below is the Standardized Measure relating to proved oil and gas reserves at August 31:

                                                  1996           1995            1994
                                               -----------    -----------    -----------
Future cash inflows                            $ 4,658,670    $ 2,144,655    $ 2,040,727
Future production and development costs           (680,120)      (250,943)      (390,629)
                                               -----------    -----------    -----------
Future net cash inflows before income tax        3,978,550      1,893,712      1,650,098
Future income tax expense                             --             --             --
                                               -----------    -----------    -----------
  Future net cash flows                          3,978,550      1,893,712      1,650,098
10% annual discount to reflect
  timing of net cash flows                      (1,778,810)      (671,672)      (600,640)
                                               -----------    -----------    -----------

Standardized Measure of discounted future
  net cash flows relating to proved reserves   $ 2,199,740    $ 1,222,040    $ 1,049,458
                                               ===========    ===========    ===========


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

The following is an analysis of the changes in the Standardized Measure:

                                                  1996           1995           1994
                                               -----------    -----------    -----------
Standardized Measure, beginning of year        $ 1,222,040    $ 1,049,458    $   693,366
Discoveries                                        613,500         36,106        600,004
Sales and transfers, net of production costs      (362,947)      (261,805)      (164,431)
Revisions in quantity and price estimates          849,351        503,227       (148,818)
Accretion of discount                             (122,204)      (104,946)        69,337
                                               -----------    -----------    -----------

Standardized Measure, end of period            $ 2,199,740    $ 1,222,040    $ 1,049,458
                                               ===========    ===========    ===========

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995 AND 1994


NOTE 10. SEGMENT INFORMATION AND MAJOR CUSTOMERS

Through August 31, 1996, the Company operated in two principal industries: oil and gas exploration and the alternative fuels industry. Operations in the oil and gas industry consist of acquiring, exploring and developing oil and gas properties. Operations in the alternative fuels industry were conducted through the Company's ExproFuels division. This division converts internal combustion engines to propane or natural gas, supplies alternative fuels to customers and constructs alternative fuels refueling facilities.

Loss from operations is total revenue less operating expenses. Identifiable assets include assets identified with those operations. General and administrative expenses of a corporate nature as well as corporate assets such as cash and unamortized financing fees are included with those of the oil and gas industry.

Segment information is presented below:

                             Oil and
                               Gas        ExproFuels        Total
                           -----------    -----------    -----------
AUGUST 31, 1996:
    Sales                  $   521,593    $ 1,046,401    $ 1,567,994
    Loss from operations      (943,989)      (680,825)    (1,624,814)
    Identifiable assets      8,070,163      1,249,527      9,319,690
    Capital expenditures     5,144,508         75,594      5,220,102

AUGUST 31, 1995:
    Sales                  $   331,253    $   773,351    $ 1,104,604
    Loss from operations      (911,842)      (968,889)    (1,880,731)
    Identifiable assets      3,979,679        613,213      4,592,892
    Capital expenditures       853,722        104,644        958,366

AUGUST 31, 1994:
    Sales                  $   236,440    $   821,633    $ 1,058,073
    Loss from operations      (647,323)      (835,543)    (1,482,866)
    Identifiable assets      2,599,255        553,733      3,152,988
    Capital expenditures       414,623        211,846        626,469

The Company's oil and gas sales include amounts sold to three major purchasers in the three years ended August 31, as follows:

              Purchaser      1996          1995          1994
              ---------    --------      --------      --------
                  A        $371,560      $191,962      $     --
                  B          31,710        30,119        96,258
                  C          24,843        27,486        10,893

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1996, 1995 AND 1994


NOTE 10. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

Sales in the ExproFuels division include amounts sold to major customers as follows:

              Customer            1996           1995            1994
              --------          ---------     ----------      ----------
                 A              $ 259,438     $        -      $        -
                 B                 86,110        110,612               -
                 C                 83,663         60,820         231,184
                 D                 42,356        208,938               -
                 E                      -         62,227         183,941


NOTE 11. EXPROFUELS, INC. OPERATIONS AND SPIN-OFF

On September 3, 1996, the Company's Board of Directors voted for a spin-off of the assets of ExproFuels, Inc. by the distribution of additional ExproFuels common stock directly to the shareholders of TXCO (the beneficial owners of 90% of ExproFuels). The direct distribution of stock reduced the Company's ownership in ExproFuels, Inc. to 40%.

ExproFuels, Inc. is proceeding with plans for filing an Information Statement on Form 10 with the Securities and Exchange Commission to register its outstanding common stock.

Summary operating results of ExproFuels was as follows for the years ended August 31:

                             1996           1995            1994
                          -----------    -----------    -----------
Revenues                  $ 1,046,401    $   773,351    $   821,633
Costs and expenses         (1,727,226)    (1,742,240)    (1,657,176)
                          -----------    -----------    -----------
   Loss from operations      (680,825)      (968,889)      (835,543)
Other income (expense)         35,811        (16,992)       (37,364)
                          -----------    -----------    -----------
   Net loss               $  (645,014)   $  (985,881)   $  (872,907)
                          ===========    ===========    ===========


Summary financial condition of ExproFuels was as follows at August 31:

                                           1996          1995
                                       -----------   -----------
Current assets                         $   338,885   $   358,066
Property and equipment                     274,895       280,523
Other assets                               635,747       203,418
                                       -----------   -----------
                                       $ 1,249,527   $   842,007
                                       ===========   ===========

Current liabilities                    $   289,854   $   395,751
Long-term debt                              51,494        85,158
Advances and investments from parent          --       2,334,041
Stockholders equity (deficit)              908,179    (1,972,943)
                                       -----------   -----------
                                       $ 1,249,527   $   842,007
                                       ===========   ===========

THE EXPLORATION COMPANY
SCHEDULE II - VALUATION AND QUALIFYING RESERVES
FOR THE THREE YEARS ENDED AUGUST 31, 1996


                                        Balance   Charges to               Balance
                                       Beginning  Costs and                End of
                                       of Period   Expense    Write-offs   Period
                                       ---------  ----------  ----------   -------
YEAR ENDED AUGUST 31, 1996
    Allowance for doubtful accounts -
      trade accounts                    $ 9,973   $     --     $    --     $ 9,973
                                        =======   ==========   =========   =======

YEAR ENDED AUGUST 31, 1995
    Allowance for doubtful accounts -
      trade accounts                    $ 9,973   $     --     $    --     $ 9,973
                                        =======   ==========   =========   =======

YEAR ENDED AUGUST 31, 1994
    Allowance for doubtful accounts -
      trade accounts                    $50,860   $     --     $  40,887   $ 9,973
                                        =======   ==========   =========   =======

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                              DESCRIPTION
-------       -----------------------------------------------------------
**  3.1       Articles of  Incorporation  of the  Registrant  filed
              as Exhibit 3(B) to the  registration statement on
              Form S-1; Reg. No. 2-65661.

**  3.2       Articles of Amendment to Articles of Incorporation
              of The Exploration Company, dated July 27, 1984, filed
              as Exhibit 3.2 to Registrant's Annual report on Form
              10-K, dated February 4, 1985.

**  3.3       Articles of Amendment to the Articles of Incorporation
              of the Exploration Company dated April 2, 1985.

**  3.4       By-Laws of the Registrant filed as Exhibit 5(A)
              to the Registration Statement on Form S-1; Reg.
              2-65661.

**  3.5       Amendment to By-Laws of registrant, dated
              September 1, 1985.

**  3.6       Articles of Amendment to the Articles of
              Incorporation of The Exploration Company dated April
              6, 1990.

** 10.2 Employment Agreement between the Registrant and James E. Sigmon, dated October 1, 1984.

** 10.3       Registrant's Amended and Restated 1983 Incentive Stock
              Option Plan filed as Exhibit A to registrant's definitive Proxy Statement, dated February 20, 1985.

** 10.4       Registrant's 1995 Flexible Incentive Plan, filed as
              Exhibit A to registrant's definitive Proxy Statement, dated April 28, 1995

** 10.5       Registrant's Form S-8 Registration Statement for its
              1995 Flexible Incentive Plan, dated November 26, 1996

   21.1 Financial Statements of ExproFuels, Inc. (Beginning on page S-1)

   27.1       Financial Data Schedule


**  Previously filed