Form 10-Q
period 1996-11-30
EXPLORATION CO
filed 1997-01-13
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                                 Commission File No. 0-9120
 NOVEMBER  30, 1996


                           THE  EXPLORATION  COMPANY
             (Exact Name of Registrant as Specified in its Charter)


               COLORADO                                      84-0793089
    (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
     incorporation or organization)


   500 NORTH LOOP 1604 E., SUITE 250                            78232
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:   (210) 496-5300


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                      ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 10, 1997.


Common Stock $0.01 par value                                     9,900,044
      (Class of Stock)                                       (Number of Shares)

                          Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS.


                            THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                            NOVEMBER 30, 1996           AUGUST 31, 1996
------                                            -----------------           ---------------
CURRENT ASSETS
   Cash                                                $   659,768              $   967,838
   Accounts receivable-net                                 171,437                   71,587
                                                       -----------              -----------
                 Total Current Assets                      831,205                1,039,425


PROPERTY & EQUIPMENT
   Oil & gas properties-net of impairment                7,208,233                7,022,236
   Mineral properties-net of impairment                    306,564                  306,564
   Other equipment                                         143,491                   79,453
   Less accumulated depreciation, depletion
       and amortization                                   (485,431)                (461,131)
                                                       -----------              -----------
                                                         7,172,857                6,947,122

OTHER ASSETS
   Net assets of ExproFuels, Inc.                          279,051                  363,271
   Other assets                                            158,099                   83,616
                                                       -----------              -----------
                                                           437,150                  446,887
                                                       -----------              -----------

                 Total Assets                          $ 8,441,212              $ 8,433,434
                                                       ===========              ===========





See notes to financial statements.

                            THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY                                NOVEMBER 30, 1996        AUGUST 31, 1996
------------------------------------                                -----------------        ---------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $     344,218            $    276,242
   Accrued payroll and taxes                                                 22,499                  24,307
   Current portion of long-term debt                                      1,362,500                 772,500
   Current portion of capital lease obligations                              27,560                     -0-
                                                                      -------------            ------------
          Total Current Liabilities                                       1,756,777               1,073,049


LONG TERM LIABILITIES
   Long-term debt, net of current portion                                   468,712               1,689,697
   Long-term capital lease obligations, net of current portion               31,884                     -0-
                                                                      -------------            ------------
          Total Long-term Liabilities                                       500,596               1,689,697


STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
       200,000,000 shares; issued and outstanding
       9,900,044 shares at November 30, 1996
       and 9,426,650 shares at August 31, 1996                               99,000                  94,266
   Additional paid-in capital                                            24,331,034              23,482,432
   Accumulated deficit                                                  (18,246,195)            (17,906,010)
                                                                      -------------            ------------
          Total Stockholders' Equity                                      6,183,839               5,670,688
                                                                      -------------            ------------


          Total Liabilities and Stockholders' Equity                  $   8,441,212            $  8,433,434
                                                                      =============            ============


See notes to financial statements.

                            THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           THREE MONTHS              THREE MONTHS
                                                               ENDED                     ENDED
                                                         NOVEMBER 30, 1996         NOVEMBER 30, 1995
                                                         -----------------         -----------------
REVENUES:
   Oil and gas sales                                        $    134,919                $    82,007
   Other Income                                                   47,738                      4,874
                                                            ------------                -----------
                                                                 182,657                     86,881
COSTS AND EXPENSES:
   Lease operating expenses                                        9,523                      5,287
   Production and taxes                                           16,093                     10,998
   Exploration expenses                                          170,044                      6,989
   Depreciation, depletion and amortization                       45,300                     48,090
   General and  administrative expenses                          145,428                    120,819
                                                            ------------                -----------
           Total costs and expenses                              386,388                    192,183
                                                            ------------                -----------
                                                                (203,731)                  (105,302)

ExproFuels operations:
   Revenues                                                      105,953                    203,839
   Costs and expenses                                           (190,173)                  (374,644)
                                                            ------------                -----------
                                                                 (84,220)                  (170,805)
                                                            ------------                -----------

Loss from operations                                            (287,951)                  (276,107)

OTHER INCOME (EXPENSE):
   Interest income                                                 1,493                         29
   Interest expense                                              (53,636)                   (69,102)
                                                            ------------                -----------
                                                                 (52,143)                   (69,073)
                                                            ------------                -----------
Net loss                                                    $   (340,094)               $  (345,180)
                                                            ============                ===========


AMOUNTS PER COMMON SHARE:

Net loss                                                    $      (0.03)               $     (0.06)
                                                            ============                ===========


See notes to financial statements.

                            THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               THREE MONTHS             THREE MONTHS
                                                                   ENDED                    ENDED
                                                             NOVEMBER 30, 1996        NOVEMBER 30, 1995
                                                             -----------------        -----------------
OPERATING ACTIVITIES:
Net Loss                                                        $  (340,094)              $  (345,180)
Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation, depletion and amortization                         45,300                    48,090
    ExproFuels operations                                            84,220                   170,805
Changes in operating assets and liabilities:
    Receivables                                                     (99,850)                  (26,403)
    Prepaid expenses and other                                          -0-                    13,468
    Accounts payable and accrued expenses                            66,169                    47,874
                                                                -----------               -----------
Net cash used in operating activities                              (244,255)                  (91,346)

INVESTING ACTIVITIES:
    Development of oil and gas properties                          (206,997)                  (37,743)
    Investments in and advances to venture                              -0-                  (181,193)
    Purchase of property & equipment                                (64,038)                  (17,028)
    Other assets                                                    (74,833)                   10,197
                                                                -----------               -----------
Net cash used in investing  activities                             (345,868)                 (225,767)

FINANCING ACTIVITIES:
    Issuance of common stock, net of expenses                       498,750                   177,655
    Other financing expenses                                        (78,750)                      -0-
    Proceeds from long-term debt obligations                         64,036                   163,727
    Payments on long-term obligations                              (201,983)                  (10,575)
                                                                -----------               -----------
Net cash provided from financing activities                         282,053                   330,807
                                                                -----------               -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (308,070)                   13,694

Cash and equivalents at beginning of period                         967,838                    78,655
                                                                -----------               -----------

CASH AND EQUIVALENTS AT END OF PERIOD                           $   659,768               $    92,349
                                                                ===========               ===========


See notes to financial statements.

                            THE EXPLORATION COMPANY
                       NOTES TO FINANCIAL STATEMENTS FOR
           THE PERIODS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995 (Unaudited)


1.      BASIS OF PRESENTATION

            The accompanying unaudited financial statements of The Exploration Company (TXCO or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            Certain amounts for fiscal year 1996 have been reclassified for comparative purposes to fiscal 1997. The financial position and results of operations of ExproFuels, Inc., previously consolidated in the fiscal year ended August 31, 1995, have been reclassified and reported as a disposal of a line of business with a significant retained interest, due to its spin-off reported in the August 31, 1996 Form 10-K. See Note 5.

            In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended August 31, 1996, which is incorporated herein by reference.

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

            Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method on a property-by-property basis based on proved oil and gas reserves as estimated by Company engineers. Proved and unproved oil and gas properties are periodically assessed for impairment of value, and loss is recognized at the time of impairment by providing an impairment allowance

            Mineral Properties: The Company expenses costs associated with identifying prospective mining properties while the costs of acquiring and developing unproved mining properties are capitalized. The Company has not incurred development or production costs on its mining properties.


3.      COMMON STOCK AND LOSS PER SHARE

            During the first quarter, the Company completed and closed its ongoing offering pursuant to Regulation S of the Securities Act of 1933, as amended, to raise equity capital, with the assistance of its merchant banker, Sorbus Asset Strategies, S. A., by offering shares to non-U.S. persons as defined in Regulation S. During the three month period ended November 30, 1996, the Company received $498,750, net of expenses, in exchange for 300,00 shares of its common stock.


            As of November 30, 1996, the Company had outstanding and exercisable warrants and options to purchase 1,765,406 shares of common stock at prices ranging from $2.00 to $6.00 per share. The warrants and options expire at various dates through February 2005.

            Loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                              THREE MONTHS
                                                              ------------
            November 30, 1996                                   9,845,603
            November 30, 1995                                   5,549,300


4.      LONG TERM DEBT

            At the end of fiscal 1996, the Company had an outstanding balance of $1,764,697 under the terms of a master convertible note payable and indenture of trust agreement dated August 2, 1994. The terms of the note include interest at 11.50%, payable semi-annually and a conversion option at $2.50 per share of common stock. Through September 13, 1996, a total of $433,484 of the note payable was converted into 173,394 shares of the Company's common stock, at the stated option price. The receiving shareholders qualify to participate in the upcoming distribution of ExproFuels common stock to TXCO shareholders of record as of September 13, 1996.

            During September, the Company retired $197,500 of notes payable to an individual, including accrued interest.

            On October 3, 1996, the Company entered into a $1,000,000 line of credit arrangement providing funding to cover the Company's share of drilling wells on certain of its leasehold acreage. The credit is through a major Swiss bank, with interest at the banks market rate, currently at 6.50%, is available in $250,000 increments as wells are drilled and completed.


5.      SPIN-OFF OF EXPROFUELS, INC.

            On September 3, 1996, the Company's Board of Directors voted for a spin-off of the assets of its wholly owned subsidiary, ExproFuels, Inc. by the partial distribution of Company-owned ExproFuels common stock directly to the shareholders of TXCO. Shareholders of record on September 13, 1996 are to receive 1 share of ExproFuels, stock for every 5 shares of TXCO common stock then owned. The direct distribution of stock reduced the Company's ownership in ExproFuels, Inc. to 40%. The Company is proceeding with plans to prepare an Information Statement concerning ExproFuels to be given to shareholders prior to the distribution of the stock. Management intends to file a Form 10 with the Securities and Exchange Commission to register ExproFuels outstanding common stock under the Securities Exchange Act of 1934 prior to the commencement of trading in the stock.

            The audited financial statements of the Company as of August 31, 1996, reflected the spin-off of ExproFuels, Inc. as if it had occurred as of that date.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1996.

FINANCIAL CONDITION AND CAPITAL RESOURCES

During September, 1996 the Company successfully completed its offering pursuant to Regulation S of the Securities Act of 1933, with the sale of 300,000 shares of its common stock for $498,750, net of expenses, to several foreign parties. The original offering, commencing in September, 1995, was targeted to raise up to $3,000,000 in capital with the marketing assistance of Comstar BioCapital, Inc., and Sorbus Asset Strategies, S. A., both being foreign entities. Since its inception, the offering has raised in excess of $7,250,000 in capital comprised of $2,800,000 in cash received for 1,600,000 shares of TXCO common stock, and approximately $4,500,000 in oil and gas mineral leases in exchange for 2,543,000 shares of Company stock.

During the current quarter, this capital was used to fund the cash loss from operations of $244,255 and obtain the required permits and licenses for scheduled exploration projects during the balance of the fiscal year on newly acquired oil and gas properties in North Dakota and Montana. Additionally, long-term capital financing was obtained to purchase approximately $64,000 of new computer equipment for use in upgrading corporate accounting and administration, as well as in-house interpretation and analysis of geologic and seismic data.

While Management was successful in obtaining new equity capital and operating funds during the current quarter, the timing of actual funding was such that Company's current ratio (current assets divided by current liabilities) deteriorated for the period, from .96 to 1 at August 31, 1996 to .47 to 1 at November 30, 1996. Management is very confident that it will be able to force the conversion of the remaining master convertible note payable outstanding balance of $1,331,213 to common stock. The balance of the debt would be exchanged for equity at $3.00 per common share of stock in the event the closing bid price of the Company's common stock closed at $6.00 per share for fifteen consecutive days. As of January 10, 1997, the stock had been trading over $6.00 per share for three days. In the event the closing bid price of the common stock averages $7.00 per share for a period of forty-five days, the Company may also force the conversion of its $500,000 convertible note payable for equity at $3.00 per common share of stock. The conversion of these outstanding notes payable to equity would significantly improve the Company's liquidity and eliminate cash requirements for interest payments of approximately $175,000 over the remaining term of the notes.

In order to carry out management's plans to develop its newly acquired Williston Basin leaseholds in North Dakota and Montana, and to continue exploration on its extensive Texas leaseholds, as well as to meet the Company's obligations in the ordinary course of business, it will be necessary for the Company to raise additional capital. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations.

Since the end of the first quarter, through January 10, 1997, additional operating funds have been raised through short term borrowings of $545,000 from various individuals. Management is actively pursuing negotiations with various foreign parties, including banks, pensions funds and individuals, and is confident it will be successful in obtaining the required levels of favorably structured equity capital and debt to fund ongoing normal operations, continue the development of its extensive drilling prospects and meet the Company's debt obligations on a timely basis. If Management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity would be materially adversely affected.

RESULTS OF OPERATIONS

OIL AND GAS DIVISION

The increase in oil and gas sales for the first quarter of fiscal year 1997 over the same period in 1996 is attributable to increased production from the Paloma Ranch lease due to the successful drilling of the Paloma #2-112 during 1996 as well as increased gas prices over the previous year. The increase in year-to-date exploration expenses to $170,044 reflects expenses incurred on the Gorman #2-4 and the Gorman #1-87 which were written-off subsequent to the end of fiscal 1996. The decrease in interest expense for the current quarter is directly attributable to the decrease in long- term debt from $2,462,197 in 1995 to $1,831,212 at quarter end. The increase in general and administrative expenses is due primarily to the additional support personnel added to handle the Company's acquisition of an interest in 160,000 net acres in the Williston Basin. The decrease in losses from ExproFuels from $170,805 to $84,220 reflects the reduction in the Company's interest from 100% to 40% due the distribution of 60% of the wholly-owned subsidiary to shareholders in September 1996.

The Paloma #2-112, which was drilled during the quarter, contained over 130 feet of porosity-bearing reef but only the top 10 feet appears to contain gas. The Company is currently completing the well and expects that it will be productive. Although the Gorman #2-4 was drilled nearly a quarter of a mile from the nearest productive well, its 10 feet of sand were depleted by the offset wells. The well was successful, however, in proving that the Escondido sands continue to be prospective on the Gorman lease leaving the Company the option to drill additional wells.

Subsequent to year-end, the Company began drilling its first well in the Williston Basin with Continental Resources, Inc. Although the Company owns a 75% interest in the well, management elected to have Continental operate because of their vast horizontal drilling experience in the area. The well is projected to be drilled approximately 4500 feet horizontally in the Red River "B" zone. Additional activity continues around the Company's Williston Basin acreage. The Company has a small interest in a well that TransTexas Gas Corporation drilled offsetting TransTexas' Lodgepole discovery at Dickinson, North Dakota. The discovery well had 140 feet of productive reef and produced at a rate of 6,300 barrels of oil per day. The offset well, in which we have a
 .25% interest, reportedly is high to the first well and also has 140 feet of productive reef. Production rates have not been reported at this time but are anticipated to be comparable to the discovery well. Additionally, the Company has agreed to participate in another Lodgepole well in the immediate area to be drilled by Duncan Oil.

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

         Report on Form 8-K:

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



                                        THE EXPLORATION COMPANY
                                        (Registrant)



                                        /s/ Roberto R. Thomae
                                        ------------------------------------
                                        Roberto R. Thomae,
                                        Chief Financial Officer
                                        (Signing on behalf of the Registrant
                                         and as chief accounting officer)





Date:  January 14, 1997

                               INDEX TO EXHIBITS

Exhibit                         Description
-------                         -----------
  27                            Financial Data Schedule