Form 10-Q
period 1997-02-28
EXPLORATION CO
filed 1997-04-14
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended                        Commission File No. 0-9120
     FEBRUARY 28, 1997

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

                                 Yes   X    No
                                     -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997.

      Common Stock $0.01 par value                         14,759,210
            (Class of Stock)                           (Number of Shares)

                          Total number of pages is  13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                          FEBRUARY 28, 1997    AUGUST 31, 1996
------                                          -----------------    ---------------
CURRENT ASSETS
  Cash                                             $ 10,957,718        $    967,838
  Accounts receivable                                    84,226              71,587
  Drilling deposits & advances                          537,783                 -0-
                                                   ------------        ------------
             Total Current Assets                    11,579,727           1,039,425

PROPERTY & EQUIPMENT
  Oil & gas properties-net of impairment              9,926,088           7,022,236
  Mineral properties-net of impairment                  306,564             306,564
  Other equipment                                       143,702              79,453
  Less accumulated depreciation, depletion
     and amortization                                  (509,731)           (461,131)
                                                   ------------        ------------
                                                      9,866,623           6,947,122

OTHER ASSETS
  Investment in and advances to ExproFuels, Inc.        336,233             363,271
  Other assets                                          295,833              83,616
                                                   ------------        ------------
                                                        632,066             446,887
                                                   ------------        ------------

             Total Assets                          $ 22,078,416        $  8,433,434
                                                   ============        ============

See notes to financial statements.

                            THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY                        FEBRUARY 28, 1997   AUGUST 31, 1996
------------------------------------                        -----------------   ---------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $    837,899        $    300,549
  Current portion of long-term debt                                150,000             772,500
  Current portion of capital lease obligations                      27,032                 -0-
                                                              ------------        ------------
       Total Current Liabilities                                 1,014,931           1,073,049

LONG TERM LIABILITIES
  Long-term debt, net of current portion                         4,000,000           1,689,697
Long-term capital lease obligations, net of current portion         30,000                 -0-
                                                              ------------        ------------
       Total Long-term Liabilities                               4,030,000           1,689,697

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized
     200,000,000 shares; issued and outstanding
     14,759,210 shares at February 28, 1997
     and 9,426,650 shares at August 31, 1996                       147,592              94,266
  Additional paid-in capital                                    36,472,610          23,482,432
  Receivable due from sale of common stock                        (475,000)                -0-
  Accumulated deficit                                          (19,111,717)        (17,906,010)
                                                              ------------        ------------
       Total Stockholders' Equity                               17,033,485           5,670,688
                                                              ------------        ------------

       Total Liabilities and Stockholders' Equity             $ 22,078,416        $  8,433,434
                                                              ============        ============

See notes to financial statements.

                            THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS     THREE MONTHS
                                              ENDED              ENDED
                                        FEBRUARY 28, 1997  FEBRUARY 29, 1996
                                        -----------------  -----------------
REVENUES:
  Oil and gas sales                          $ 147,212        $ 102,566
  Other Income                                  50,338           14,523
                                             ---------        ---------
                                               197,550          117,089
COSTS AND EXPENSES:
  Lease operating expenses                      18,544           18,849
  Production and taxes                          17,254           15,030
  Exploration expenses                           2,324            3,977
  Depreciation, depletion and amortization      86,687           48,090
  General and  administrative expenses         263,823          144,680
                                             ---------        ---------
       Total costs and expenses                388,632          230,626
                                             ---------        ---------
                                              (191,082)        (113,537)

ExproFuels operations:
  Revenues                                     114,539          177,665
  Costs and expenses                          (204,232)        (203,790)
                                             ---------        ---------
                                               (89,693)         (26,125)
                                             ---------        ---------

Loss from operations                          (280,775)        (139,662)

OTHER INCOME (EXPENSE):
  Interest income                               33,213            1,528
  Interest expense                             (73,495)         (69,714)
                                             ---------        ---------
                                               (40,282)         (68,186)
                                             ---------        ---------

Net loss                                     $(321,057)       $(207,848)
                                             =========        =========

AMOUNTS PER COMMON SHARE:

Net loss                                     $   (0.03)       $   (0.04)
                                             =========        =========

See notes to financial statements.

                            THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            SIX MONTHS        SIX MONTHS
                                              ENDED              ENDED
                                        FEBRUARY 28, 1997  FEBRUARY 29, 1996
                                        -----------------  -----------------
REVENUES:
  Oil and gas sales                          $ 282,131        $ 184,573
  Other Income                                  98,076           19,399
                                             ---------        ---------
                                               380,207          203,972
COSTS AND EXPENSES:
  Lease operating expenses                      28,067           24,136
  Production and taxes                          33,347           26,029
  Exploration expenses                         172,368           10,966
  Depreciation, depletion and amortization     131,987           96,180
  General and  administrative expenses         409,251          265,499
                                             ---------        ---------
       Total costs and expenses                775,020          422,810
                                             ---------        ---------
                                              (394,813)        (218,838)

ExproFuels operations:
  Revenues                                     220,492          259,293
  Costs and expenses                          (394,405)        (355,378)
                                             ---------        ---------
                                              (173,913)         (96,085)
                                             ---------        ---------

Loss from operations                          (568,726)        (314,923)

OTHER INCOME (EXPENSE):
  Interest income                               34,706            1,557
  Interest expense                            (127,131)        (138,816)
                                             ---------        ---------
                                               (92,425)        (137,259)
                                             ---------        ---------

Net loss                                     $(661,151)       $(452,182)
                                             =========        =========

AMOUNTS PER COMMON SHARE:

Net loss                                     $   (0.06)       $   (0.08)
                                             =========        =========

See notes to financial statements.

                            THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          SIX MONTHS         SIX MONTHS
                                                             ENDED              ENDED
                                                       FEBRUARY 28, 1997  FEBRUARY 29, 1996
                                                       -----------------  -----------------
OPERATING ACTIVITIES:
Net Loss                                                 $   (661,151)      $   (452,182)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Depreciation, depletion and amortization                   131,987             96,180
   Equity in loss of ExproFuels, Inc.                         173,913             96,085
Changes in operating assets and liabilities:
   Receivables                                                (12,639)            30,212
   Drilling deposits and advances                            (537,783)               -0-
   Prepaid expenses and other                                     -0-             31,064
   Accounts payable and accrued expenses                      537,350             57,656
                                                         ------------       ------------
Net cash (used) in operating activities                      (368,323)          (140,985)

INVESTING ACTIVITIES:
   Development and purchases of oil and gas properties     (7,064,451)           (91,862)
   Advances to ExproFuels, Inc.                              (146,875)          (515,183)
   Purchases of property and equipment                        (64,249)           (42,531)
   Increase in other assets                                  (295,604)           142,934
                                                         ------------       ------------
Net cash (used) in investing  activities                   (7,571,179)          (506,642)

FINANCING ACTIVITIES:
   Collection on note receivable                                  -0-            300,000
   Issuance of common stock, net of expenses               13,998,750            312,463
   Other financing expenses                                   (78,898)               -0-
   Proceeds from borrowings                                 4,756,273            118,237
   Payments on borrowings                                    (746,743)            (4,131)
                                                         ------------       ------------
Net cash provided from financing activities                17,929,382            726,569
                                                         ------------       ------------

INCREASE IN CASH AND EQUIVALENTS                            9,989,880             78,942

Cash and equivalents at beginning of period                   967,838             78,655
                                                         ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                    $ 10,957,718       $    157,597
                                                         ============       ============

See notes to financial statements.

                            THE EXPLORATION COMPANY
                         NOTES TO FINANCIAL STATEMENTS
             PERIODS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (UNAUDITED

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

     Certain amounts for the six month period ended February 29, 1996 have been reclassified for comparative purposes to the six month period ended February 28, 1997. The financial position and results of operations of ExproFuels, Inc., previously consolidated in the fiscal year ended August 31, 1996, have been reclassified and reported as a disposal of a line of business with a significant retained interest, due to its spin off reported in the August 31, 1996 Form 10-K. See Note 5.

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

     Capitalized costs of producing oil and gas properties are depreciated and depleted by the unit-of-production method on a property-by-property basis based on proved oil and gas reserves as estimated by Company engineers. Proved and unproved oil and gas properties are periodically assessed for impairment of value, and loss is recognized, if required, at the time of impairment by providing an impairment allowance.

     Mineral Properties: The Company expenses costs associated with identifying prospective mining properties while the costs of acquiring and developing unproved mining properties are capitalized. The Company has not incurred development or production costs on its mining properties during the periods covered by this report.

3.   COMMON STOCK AND LOSS PER SHARE

     During the first quarter of fiscal 1997, the Company completed and closed an offering pursuant to Regulation S of the Securities Act of 1933, as amended, to raise equity capital, with the assistance of its merchant banker, Sorbus Asset Strategies, S. A., by offering shares to non-U.S. persons as defined in Regulation S. Through November 30, 1996, the Company received $498,750, net of expenses, in exchange for 300,000 shares of its common stock.

     During the second quarter ended February 28, 1997, the Company completed an additional issuance of its common stock pursuant to Regulation S, and received $14,000,000, before expenses of $500,000, in exchange for 2,800,000 shares of its common stock. Additionally, the Company issued 699,155 shares of its common stock pursuant to the terms of its two outstanding convertible debenture notes, retiring $1,831,212 of long term debt and also issued 1,000,000 shares of its common stock as partial consideration in exchange for interests in 221,330 acres of oil and gas leases throughout the Williston basin in North and South Dakota and Montana.

     As of February 28, 1997, the Company had outstanding and exercisable warrants and options to purchase 1,250,406 shares of common stock at prices ranging from $2.00 to $6.00 per share. The warrants and options expire at various dates through February 2005.

     The Financial Accounting Standards Board in February, 1997 issued Statement No. 128, Earnings Per Share, effective for fiscal years ending after December 15, 1997. Implementation of this Statement is not expected to have a significant impact on the earnings per share calculation of the Company.

     Loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                 THREE MONTHS         SIX MONTHS
                                                 ------------         ----------
          February 28, 1997                        11,279,736         10,558,708
          February 29, 1996                         5,717,619          5,633,924

4.   LONG TERM DEBT

     During the second quarter of fiscal 1997, the Company obtained additional operating funds through short term borrowings of $545,000 from various individuals, with repayment, including interest, prior to the end of the period.

     On October 3, 1996, the Company entered into a $1,000,000 line of credit arrangement providing funding to cover the Company's share of drilling wells on certain of its leasehold acreage. The Company had an outstanding balance of $150,000 under this arrangement at February 28, 1997.

     On January 29, 1997, the Company borrowed $4,000,000 through the sale of a convertible debenture which accrues interest at 6% per annum. Principal and accrued interest are payable in 5 years, unless conversion occurs earlier, as provided for under the terms of the agreement.

5.   SPIN-OFF OF EXPROFUELS, INC.

     On September 3, 1996, the Company's Board of Directors voted for a spin-off of the assets of its wholly owned subsidiary, ExproFuels, Inc. by the partial distribution of Company-owned ExproFuels common stock directly to the shareholders of TXCO. The distribution of stock reduced the Company's ownership in ExproFuels, Inc. to 40%. The Company has prepared an Information Statement concerning ExproFuels to be given to shareholders prior to the distribution of the stock.

     Management has filed a Form 10-SB with the Securities and Exchange Commission to register ExproFuels outstanding common stock under the Securities Act of 1934. Management is in contact with the Commission and is awaiting the final disposition of the review process prior to effecting the distribution and commencement of trading in the stock.

     The audited financial statements of the Company as of August 31, 1996 reflected the spin-off of ExproFuels, Inc. as if it had occurred effective that date. The prior period financial statements presented have been reclassified so as to be comparative to current year classifications regarding the operations of ExproFuels, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1996.

FINANCIAL CONDITION AND CAPITAL RESOURCES

During September, 1996 the Company successfully completed the final portion of an offering pursuant to Regulation S of the Securities Act of 1933, with the sale of 300,000 shares of its common stock for $498,750, net of expenses, to several foreign parties with the marketing assistance of Comstar BioCapital, Inc. (Comstar), and Sorbus Asset Strategies, S. A., (Sorbus) both being foreign entities. Since inception, this offering raised in excess of $7,250,000 in capital comprised of $2,800,000 in cash received for 1,600,000 shares of TXCO common stock, and approximately $4,500,000 in oil and gas mineral leases in exchange for 2,543,000 shares of Company stock.

During the second quarter ended February 28, 1997, the Company successfully completed various transactions with the continued assistance of Comstar and Sorbus. A total of $35,000,000 was raised, including: $14,000,000 before expenses of $500,000, through the sale of 2,800,000 shares of TXCO common stock under Regulation S; $4,000,000 through the sale of convertible debentures; $17,000,000 through the sales of Net Profits Interests totaling 42.5% in future wells to be drilled on various Company owned oil and gas leases.

During the current quarter, a portion of this capital was used to fund:
$23,835,000 for the purchase of 282,506 acres of oil and gas leases in the Williston Basin of North and South Dakota and Montana; $545,000 of short term debt retirement; the loss from operations for the current quarter of $280,775, working capital advances to the Company's corporate affiliate, ExproFuels, Inc. of $80,000; and $94,000 for Texas and $193,000 for North Dakota exploration expenditures incurred in current drilling activities.

As a result of these fund raising efforts, the Company's current ratio (current assets divided by current liabilities) improved markedly for the period, from
 .47 to 1 at November 30, 1996 to 11.4 to 1 at February 28, 1997.

Management is confident it has obtained sufficient levels of working capital to carry out the Company's initial plans to develop newly acquired Williston Basin leaseholds in North and South Dakota and Montana, and to continue exploration on its extensive Texas leaseholds, as well as to meet the Company's obligations in the ordinary course of business.

Management continues to actively pursue negotiations with various parties, including banks, pensions funds and individuals, and is confident it will be successful in obtaining required levels of favorably structured debt capital to fund ongoing normal operations and continue the development of its extensive drilling prospects.

RESULTS OF OPERATIONS

The increase in oil and gas sales for the second quarter and the six month year to date period of fiscal year 1997 over the same period in 1996 is attributable to increased production from the Paloma Ranch lease due to the successful drilling of the Paloma #2-112 during 1996 as well as increased gas prices over the previous year. The increase in year-to-date exploration expenses to $172,368 reflects expenses incurred on the Gorman #2-4 and the Gorman #1-87 which were written-off during the first quarter of fiscal 1997, compared to no dry holes during the same period of the prior fiscal year. The decrease in interest expense for both the first and second quarter compared to the similar periods of the prior fiscal year is directly attributable to the retirement of $1,831,212 of convertible debentures during the current periods. The increase in general and administrative expenses is due primarily to the additional support personnel added and associated expenses to handle the Company's expanding exploration and acquisition activities in the Williston Basin. The increase in losses from ExproFuels from $96,085 to $173,913 is primarily due to the weakness in sales for both first and second quarters of fiscal 1997, while ongoing expenses and cost of sales remained steady or increased during the same periods.

During the quarter, the Company drilled its first well in the Williston Basin with Continental Resources, Inc. Although the Company owns a 75% interest in the well, management elected to have Continental operate because of their vast horizontal drilling experience in the area. The well was drilled approximately 5000 feet horizontally in the Red River "B" zone. Because the operator is testing the well and has not announced the results, the Company cannot reveal the production rates at this time; however, management is confident that this first well is a commercial success.

Also during the quarter, the Company contributed small acreage positions to various operators who completed several successful Lodgepole wells in the Stadium Field in Stark County, North Dakota. The Company earned a 1.00% interest in TransTexas Gas Corporation's Dinsdale #2-4, which tested at 5,500 barrels per day, and a 0.49% interest in the Dinsdale #1-3, which tested at 5100 barrels per day. The Company also earned a 0.22% interest in Duncan Oil Company's Heart River #1-9, another Lodgepole well which tested at 1,000 barrels per day. With regulated field production limits at 2,000 barrels per day per well, the Company's interests could generate additional monthly gross revenues of $17,300 at current oil prices.

Subsequent to the end of the current quarter, the Company has entered into agreements to drill additional wells with Continental Resources, Inc. and Union Pacific Resources, Inc. Additionally, the Company began initial drilling operations on wells to be operated for its own account, finalizing required permit and survey work on 9 horizontal Red River "B" drilling prospects in North Dakota and Montana.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 28, 1997, the Company held the Annual Meeting of Shareholders at its offices in San Antonio, Texas pursuant to the notice mailed to shareholders of record on January 10, 1997. The following matters were submitted to a vote at the meeting and the results of the voting is shown for each matter.

1.   Election of Three Directors:

               Nominee                     For     Against
          ---------------             -----------  -------
          Stephen M. Gose               5,359,573  10,293
          Thomas H. Gose                5,359,693  10,173
          James E. Sigmon               5,359,673  10,193

     There were no changes in directors of the Company.

2. Proposal to ratify the adoption of Akin, Doherty, Klein & Fuege, P.C., as independent Auditors for the Company for the fiscal year 1997.

                  For             Against         Abstain
                  ---             -------         -------
               5,360,635           6,923          2,308

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a). Exhibits

          27 Financial Data Schedule

(b). Report on Form 8-K:

          A Form 8-K was filed on February 20, 1997 in order to report the completion of several transactions including: 1) the exchange of 1,000,000 shares of common stock and $22,000,000 cash for a 75% to 100% interest in a minimum of 221,330 acres of oil and gas leases, 2) the sale of a 42.5% net profits interest in wells to be drilled on the same acreage for $17,000,000 cash, 3) the issuance for cash of a $4,000,000 five year convertible debenture, 4) the sale of 2,800,000 shares of common stock issued pursuant to Regulation S for $14,000,000 cash, 5) the issuance of 532,488 shares of common stock pursuant to the terms of an outstanding convertible debenture retiring the Company's debt of $1,331,212 under that debenture and 6) the issuance of 166,667 shares of common stock pursuant to the terms of an outstanding convertible debenture retiring the Company's debt of $500,000 under that debenture.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE EXPLORATION COMPANY
                                   (Registrant)

                                   /s/ Roberto R. Thomae
                                   ------------------------------------------
                                   Roberto R. Thomae,
                                   Chief Financial Officer
                                   (Signing on behalf of the Registrant and
                                   as chief accounting officer)

Date: April 10, 1997

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          Financial Data Schedule
