Form 10-Q
period 1997-05-31
EXPLORATION CO
filed 1997-07-15
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter ended                   Commission File No. 0-9120
         MAY 31, 1997


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 10, 1997.


Common Stock $0.01 par value                        14,759,210
         (Class of Stock)                       (Number of Shares)

                          Total number of pages is 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                            THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                                 MAY 31, 1997    AUGUST 31, 1996
------                                                 ------------    ---------------
CURRENT ASSETS
    Cash                                               $  9,060,600      $   967,838
    Accounts receivable                                     276,504           71,587
    Drilling deposits & advances                              2,054              -0-
                                                       ------------      -----------
                  Total Current Assets                    9,339,158        1,039,425


PROPERTY & EQUIPMENT
    Oil & gas properties-net of impairment               12,598,437        7,022,236
    Mineral properties-net of impairment                    306,564          306,564
    Other equipment                                         172,172           79,453
    Less accumulated depreciation, depletion
        and amortization                                   (536,454)        (461,131)
                                                       ------------      -----------
                                                         12,540,719        6,947,122

OTHER ASSETS
    Investment in and advances to ExproFuels, Inc.          413,929          363,271
    Other assets                                            342,754           83,616
                                                       ------------      -----------
                                                            756,683          446,887
                                                       ------------      -----------

                  TOTAL ASSETS                         $ 22,636,560      $ 8,433,434
                                                       ============      ===========




See notes to financial statements.

                            THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY                                           MAY 31, 1997    AUGUST 31, 1996
------------------------------------                                           ------------    ---------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $    931,558      $    300,549
    Current portion of long-term debt                                               957,613           772,500
    Current portion of capital lease obligations                                     27,560               -0-
                                                                               ------------      ------------
           Total Current Liabilities                                              1,916,731         1,073,049


LONG TERM LIABILITIES
    Long-term debt, net of current portion                                        4,000,000         1,689,697
    Long-term capital lease obligations, net of current portion                      25,587               -0-
                                                                               ------------      ------------
           Total Long-term Liabilities                                            4,025,587         1,689,697


STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share; authorized 200,000,000 shares;
        issued and outstanding 14,759,210 shares at May 31, 1997
        and 9,426,650 shares at August 31, 1996                                     147,592            94,266
    Additional paid-in capital                                                   35,928,054        23,482,432
    Receivable due from sale of common stock                                       (475,000)              -0-
    Accumulated deficit                                                         (18,906,404)      (17,906,010)
                                                                               ------------      ------------
           Total Stockholders' Equity                                            16,694,242         5,670,688
                                                                               ------------      ------------


           Total Liabilities and Stockholders' Equity                          $ 22,636,560      $  8,433,434
                                                                               ============      ============





See notes to financial statements.

                            THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      THREE MONTHS   THREE MONTHS
                                                         ENDED          ENDED
                                                      MAY 31, 1997   MAY 31, 1996
                                                       ---------      ---------
REVENUES:
    Oil and gas sales                                  $ 197,101      $ 102,566
    Other income                                          62,351         14,523
                                                       ---------      ---------
                                                         259,452        117,089
COSTS AND EXPENSES:
    Lease operating expenses                              16,179         18,849
    Production and taxes                                  15,213         15,030
    Exploration expenses                                 152,347          3,977
    Depreciation, depletion and amortization              37,300         48,090
    General and  administrative expenses                 335,365        144,680
                                                       ---------      ---------
            Total costs and expenses                     556,404        230,626
                                                       ---------      ---------
                                                        (296,952)      (113,537)

ExproFuels operations:
    Revenues                                              92,206        177,665
    Costs and expenses                                  (205,938)      (203,790)
                                                       ---------      ---------
                                                        (113,732)       (26,125)
                                                       ---------      ---------

Loss from operations                                    (410,684)      (139,662)

OTHER INCOME (EXPENSE):
    Interest income                                      137,927          1,528
    Interest expense                                     (66,486)       (69,714)
                                                       ---------      ---------
                                                          71,441        (68,186)
                                                       ---------      ---------

Net loss                                               $(339,243)     $(207,848)
                                                       =========      =========

AMOUNTS PER COMMON SHARE:

Net loss                                               $   (0.02)     $   (0.04)
                                                       =========      =========




See notes to financial statements.

                           THE EXPLORATION COMPANY
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                 NINE MONTHS       NINE MONTHS
                                                    ENDED             ENDED
                                                 MAY 31, 1997     MAY 31, 1996
                                                 -----------      -----------
REVENUES:
    Oil and gas sales                            $   479,232      $   305,528
    Other income                                     160,426          126,757
                                                 -----------      -----------
                                                     639,658          432,285
COSTS AND EXPENSES:
    Lease operating expenses                          44,247           39,478
    Production and taxes                              48,560           41,437
    Exploration expenses                             324,715          315,557
    Depreciation, depletion and amortization         169,287          144,270
    General and administrative expenses              744,614          438,041
                                                 -----------      -----------
            Total costs and expenses               1,331,423          978,783
                                                 -----------      -----------
                                                    (691,765)        (546,498)

ExproFuels operations:
    Revenues                                         318,098          819,723
    Costs and expenses                              (605,743)      (1,230,490)
                                                 -----------      -----------
                                                    (287,645)        (410,767)
                                                 -----------      -----------

Loss from operations                                (979,410)        (957,265)

OTHER INCOME (EXPENSE):
    Interest income                                  172,633           47,500
    Interest expense                                (193,617)        (207,935)
                                                 -----------      -----------
                                                     (20,984)        (160,435)
                                                 -----------      -----------

Net loss                                         $(1,000,394)     $(1,117,700)
                                                 ===========      ===========


AMOUNTS PER COMMON SHARE:

Net loss                                         $     (0.08)     $     (0.20)
                                                 ===========      ===========



See notes to financial statements.

                           THE EXPLORATION COMPANY
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                             NINE MONTHS       NINE MONTHS
                                                                ENDED             ENDED
                                                             MAY 31, 1997      MAY 31, 1996
                                                             ------------      -----------
OPERATING ACTIVITIES:
Net Loss                                                     $ (1,000,394)     $(1,117,700)
Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation, depletion and amortization                     169,287          144,270
     Equity in loss of ExproFuels, Inc.                           287,645          410,767
Changes in operating assets and liabilities:
     Receivables                                                 (204,017)          33,657
     Drilling deposits and advances                                (2,054)             -0-
     Prepaid expenses and other                                       -0-           35,800
     Accounts payable and accrued expenses                        630,198           83,889
                                                             ------------      -----------
Net cash (used) in operating activities                          (119,335)        (409,317)

INVESTING ACTIVITIES:
     Development and purchases of oil and gas properties       (9,736,800)         (91,862)
     Advances to ExproFuels, Inc.                                (338,303)        (769,437)
     Purchases of other equipment                                 (92,719)         (35,128)
     Increase in other assets                                    (354,029)         100,165
                                                             ------------      -----------
Net cash (used) in investing  activities                      (10,521,851)        (796,262)

FINANCING ACTIVITIES:
     Collection on note receivable                                    -0-          602,528
     Issuance of common stock, net of expenses                 13,998,750          447,464
     Other financing expenses                                     (78,898)             -0-
     Proceeds from borrowings                                   5,718,886          118,511
     Payments on borrowings                                      (904,790)          (4,778)
                                                             ------------      -----------
Net cash provided from financing activities                    18,733,948        1,163,725
                                                             ------------      -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     8,092,762          (41,854)

Cash and equivalents at beginning of period                       967,838           78,655
                                                             ------------      -----------

CASH AND EQUIVALENTS AT END OF PERIOD                        $  9,060,600      $    36,801
                                                             ============      ===========





See notes to financial statements.

                            THE EXPLORATION COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                  PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996
                                  (UNAUDITED)


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

             Certain amounts for the nine month period ended May 31, 1996 have been reclassified for comparative purposes to the nine month period ended May 31, 1997. The financial position and results of operations of ExproFuels, Inc., previously consolidated in the fiscal year ended August 31, 1996, have been reclassified and reported as a disposal of a line of business with a significant retained interest, due to its spin off reported in the August 31, 1996 Form 10-K. See Note 5.

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

3.        COMMON STOCK AND LOSS PER SHARE

             During the first and second quarter of fiscal 1997, the Company completed and closed several offerings pursuant to Regulation S of the Securities Act of 1933, as amended, to raise equity capital, with the assistance of its merchant banker, Sorbus Asset Strategies, S.A., by offering shares to non-U.S. persons as defined in Regulation S. Through February 28, 1997, the Company received $13,998,750, net of expenses, in exchange for 3,100,000 shares of its common stock.

             Through the second quarter of the current year, the Company issued an additional 699,155 shares of its common stock pursuant to the terms of its two outstanding convertible debenture notes, thereby retiring $1,831,212 of long term debt and also issued 1,000,000 shares of its common stock as partial consideration in exchange for interests in 221,330 acres of oil and gas leases throughout the Williston basin in North and South Dakota and Montana.

             As of May 31, 1997, the Company had outstanding and exercisable warrants and options to purchase 1,397,906 shares of common stock at prices ranging from $2.00 to $6.00 per share. The warrants and options expire at various dates through 2007.

             The Financial Accounting Standards Board in February, 1997 issued Statement No. 128, Earnings Per Share, effective for fiscal years ending after December 31, 1997. Implementation of this Statement is not expected to have a significant impact on the earnings per share calculation of the Company.

             Loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                          THREE MONTHS          NINE MONTHS
                                          ------------          -----------
                  May 31, 1997             14,759,210           11,961,516
                  May 31, 1996              5,771,764            5,680,040


4.       DEBT

             During the first quarter of fiscal 1997, the Company entered into a $1,000,000 line of credit arrangement providing funding to cover the Company's share of drilling wells on certain of its leasehold acreage. The Company had an outstanding balance of $957,613 under this arrangement at May 31, 1997.

             During the second quarter of fiscal 1997, the Company obtained additional operating funds through short term borrowings of $545,000 from various individuals, with repayment, including interest, prior to the end of the period and through long term borrowings of $4,000,000 through the sale of a convertible debenture which accrues interest at 6% per annum. Principal and accrued interest are payable in 5 years, unless conversion occurs earlier, as provided for under the terms of the agreement.


5.        SPIN-OFF OF EXPROFUELS, INC.

             On September 3, 1996, the Company's Board of Directors voted for a spin-off of the assets of its wholly owned subsidiary, ExproFuels, Inc. by the partial distribution of Company-owned ExproFuels common stock directly to the TXCO shareholders of record as of September 13, 1997. The distribution of stock reduced the Company's ownership in ExproFuels, Inc. to 40%. The Company has prepared an Information Statement concerning ExproFuels to be given to shareholders prior to the distribution of the stock.

             On February 28, 1997, Management filed a Form 10-SB with the Securities and Exchange Commission to register ExproFuels outstanding common stock under the Securities Act of 1934 and is currently in the final stage of preparation for the actual distribution of its share certificates to the shareholders and the commencement of trading in the stock shortly thereafter.

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

During the second quarter ended February 28, 1997, the Company successfully completed various transactions. A total of $35,000,000 was raised, including:
$14,000,000 before expenses of $500,000, through the sale of 2,800,000 shares of TXCO common stock under Regulation S; $4,000,000 through the sale of convertible debentures; $17,000,000 through the sales of Net Profits Interests totaling 42.5% in future wells to be drilled on various Company owned oil and gas leases.

During the second quarter, a portion of this capital was used to fund:
$23,835,000 for the purchase of 282,506 acres of oil and gas leases in the Williston Basin of North and South Dakota and Montana; $545,000 of short term debt retirement; the loss from operations for the second quarter of $280,775, working capital advances to the Company's corporate affiliate, ExproFuels, Inc. of $80,000; and $94,000 for Texas and $193,000 for North Dakota exploration expenditures.

As of the end of the current quarter ended May 31, 1997, the Company had an outstanding balance of $957,613 under the terms of its line of credit facility for drilling purposes. Through May 31, 1997, these borrowings together with existing working capital were expended to fund $158,000 of short term debt retirement, the loss from operations for the current quarter of $410,684, working capital advances to the Company's corporate affiliate, ExproFuels, Inc. of $191,428, capital expenditures of $86,895 for property, equipment and other assets, plus $2,672,349 for Texas and North Dakota exploration expenditures incurred in current drilling activities.

As a result of these activities, the Company's current ratio (current assets divided by current liabilities) weakened for the period, from 11.4 to 1 at February 28, 1997 to 4.9 to 1 at May 31, 1997.

Management remains confident it will maintain sufficient levels of working capital to continue the Company's ongoing plans to develop its recently acquired Williston Basin leaseholds in North and South Dakota and Montana, and to continue exploration on its extensive Texas leaseholds, as well as to meet the Company's obligations in the ordinary course of business.

Management continues to actively pursue negotiations with various parties, including banks, institutional funds and individuals, and is confident of its ongoing access to required levels of favorably structured debt capital to fund ongoing normal operations and continue the development of its extensive drilling prospects.

RESULTS OF OPERATIONS

The increase in oil and gas sales for the third quarter and the year to date period of fiscal year 1997 over the same period in 1996 is attributable to a full nine months of increased production from the Paloma Ranch leases due to the successful drilling activities during 1996 as well as increased gas prices over the previous year, plus the new production from successful drilling activities in North Dakota during the current fiscal year. Quarter-to-date exploration expenses increased to $152,347 due primarily to $62,824 in expirations of nonproducing leases, $44,962 in lease administration and geological expenses directly related to the increased level of exploration activities during the period and $41,115 of dry hole and plugging costs incurred or expensed during the current quarter. The increase in general and administrative expenses for the year to date period is due primarily to additional salary expense for administrative, geological, land and accounting personnel hired during the period and associated expenses to handle the Company's expanded exploration and acquisition activities, plus increased legal, auditing and transfer agent expenses associated with increased compliance reporting and equity and debt related fund raising activities during the current fiscal year. The Company's portion of ExproFuels operations amounts presented for the current quarter and the nine month period ended May 31, 1997 are not comparable to prior year period amounts as they reflect the Company's current 40% ownership subsequent to the spinoff of ExproFuels, while prior period amounts represent 100% of such activities. The significant increase in interest income for the current quarter and the year to date period of fiscal year 1997 over the same periods in 1996 reflects interest earned on cash reserves invested in short term bank money market funds during the current period, while less cash reserves were available for investment during similar periods of the prior fiscal year.

During the current quarter, the Company drilled and began operating its first well in the Williston Basin with the drilling of the 100% owned Sherry #1-16 in Bowman County, North Dakota. Although the well was scheduled to be a horizontal Red River "B" well, the Company's geologists, using 3-D seismic, positioned the well so that it could also test the Red River "C" and "D" zones in the vertical wellbore. A 2.5 hour drillstem test in the Red River "D" zone while drilling the well indicated a calculated, potential production rate of 535 barrels of oil per day (bopd). Based upon this test, the Company's engineers decided to produce oil from the "D" zone prior to drilling horizontally in the "B" interval. The actual initial production rate upon completing the well as a flowing vertical producer was 263 bopd. Subsequent to the end of the quarter, the Company installed a pump on the well to increase its producing capabilities to an anticipated 300-350 bopd. The Company's engineers plan to drill the Red River "B" zone horizontally at a later date after the production from the Red River "D" zone depletes.

After successfully drilling the Sherry #1-16, the Company's geologists used 2-D seismic to drill the 100% Company owned Martha #1-36, also in Bowman County, North Dakota. Once again the well was positioned in such a manner to allow one well to test the Red River "C" and "D" reservoirs in the vertical section prior to drilling horizontally in the Red River "B". This time, drillstem tests conducted while drilling, indicated that the well should be productive in the Red River "C" interval. The Company's engineers have completed the well as a vertical producer initially but intend to drill horizontally in the Red River "B" at a later date. Subsequent to the close of the quarter, the well was being swab tested at rates of approximately 125 bopd and 125 bwpd. Final production rates will not be available until the well is put on pump during the fourth quarter.

During the current quarter, the Company also participated with Continental Resources, Inc. ("CRI") with a 66% working interest in another horizontal "B" well. The James #1-9 was drilled in Bowman County, North Dakota. The well had good shows while being drilled underbalanced with nitrogen, a new technique that has only recently been attempted in the Red River "B" interval. The well was being put on pump after the end of the quarter. Final production rates have not been released as of this writing by the operator.

During the current quarter, the Company has entered into new Joint Operating Agreements with CRI and Union Pacific Resources Company ("UPRC") wherein the Company has contributed approximately 7,800 acres, CRI has contributed 10,000 acres and UPRC has contributed 7,800 acres in an area covering portions of North Dakota and South Dakota. Under the agreement, CRI will operate, while the Company will participate with a 30% interest in wells to be drilled in the combined 25,600 acre area. CRI has proposed that the first well under the agreement, the Elmer #1-9 in Harding County, South Dakota, be drilled horizontally in the Red River "B" interval beginning in mid-August under the Joint Operating Agreement.

During the current quarter, the Company entered into a Joint Operating Agreement with UPRC covering additional leases on the North Dakota and South Dakota borders. Under the agreement, UPRC contributed 22,000 acres and the Company contributed 22,000 acres giving the Company a 50% interest in any wells drilled on the entire block. UPRC has been designated as operator under the agreement. UPRC began the first well on the block in mid-July with the drilling of the Abrahmson #1-33 in Bowman County, North Dakota. It will be drilled horizontally in the Red River "B" interval.

During the current quarter, the Company entered into an additional Joint Operating Agreement with CRI covering additional leases in Harding County, South Dakota. Under the agreement, CRI contributed 4,350 acres and the Company contributed 4,350 acres giving the Company a 50% interest in any wells drilled on the entire block. CRI has been designated as operator under the agreement and has proposed that the first well on the block, the Table Mountain #1-7, be drilled beginning the last week of August. It will be drilled horizontally in the Red River "B" interval.

By the end of the current quarter, the Company finalized yet another Joint Operating Agreement with Eagle Oil & Gas Company ("Eagle") wherein the Company has contributed approximately 27,000 acres and Eagle has contributed 27,000 acres in Slope and Golden Valley Counties of North Dakota. The Company has a 50% interest in the entire area and has been designated operator for approximately one-half of the block while Eagle will operate wells drilled in the remaining half. Management expects to begin drilling on the block during the first quarter of the next fiscal year.

The Company owns a small interest in several successful Lodgepole wells in the Stadium Field in Stark County, North Dakota, drilled during the first two quarters of fiscal 1997. The Company earned a 1.00% interest in TransTexas Gas Corporation's Dinsdale #2-4, which tested at 5,500 barrels per day, and a 0.49% interest in the Dinsdale #1-3, which tested at 5,100 barrels per day. The Company also earned a 0.22% interest in Duncan Oil Company's Heart River #1-9, another Lodgepole well which tested at 1,000 barrels per day. During the current quarter, the operators of the various wells began attempts to unitize the field to begin pressure maintenance operations. If successful, the Company will gain an interest in all wells producing in the field. While attempts to unitize the field are underway, the North Dakota Industrial Commission has voted to regulate field production limits at 500 barrels per day per well. Once unitization is complete, which is anticipated to be during the first quarter of 1998, the production limits will be removed, allowing overall production from the field to increase significantly.

During the current quarter, the Company also participated in the drilling of three Lodgepole reef wells in Stark County, North Dakota. The Company had a 0.1% interest in Conoco, Inc.'s Kostelecky #33-2 which was plugged and abandoned after drilling through the Lodgepole interval. The Company also had a 0.05% interest in Duncan Oil Company's Heart River #2-9 that was also plugged and abandoned after drilling the Lodgepole. The Company has a 0.11% interest in the Duncan Oil Company's Dinsdale #1-10. The well was completed in the Lodgepole formation with an initial production rate of 450 barrels of oil per day. Although it is close to the Stadium Field wells, pressure data has proven that it is in a separate Waulsortian mound.

During the quarter, the Company drilled another successful Glen Rose reef well in Maverick County, Texas. The Paloma #1-106 was completed in the Glen Rose and tested at 1,645,000 cubic of gas per day and 3.3 barrels of condensate. The well's absolute open flow was calculated to be 3,800,000 cubic feet of gas per day. Also during the quarter, the Company began a new 3-D seismic program to survey over nearly 13,000 additional acres of the Paloma Ranch. The survey was completed shortly after the end of the quarter. Processing should be completed by the first week of August at which point the Company's geologists will be able to begin interpretation of the newly acquired data for wells to be drilled in the next fiscal year.

At the end of the quarter, the Company began drilling a horizontal Georgetown well, the Kincaid #1-199, on the Kincaid Ranch in Maverick County, Texas. The Kincaid Ranch lease is comprised of 17,000 acres contiguous with the 33,000 acre Paloma Ranch lease. The Georgetown is a carbonate formation with low permeability that appears to contain hydrocarbons under the entire 50,000 acre block at depths of only 2,500 to 3,500 feet. If management is successful in its efforts with this well, up to 150 additional wells could be drilled on the Company's existing acreage. Subsequent to the end of the current quarter, the well was successfully drilled 3,350 feet horizontally and tested at rates of up to 400,000 cubic feet of gas per day. Management is cautiously optimistic that once the well is producing into the pipeline, the producing rate will mirror the tested rate. If ongoing production verifies the initial tested rate, additional horizontal wells will be planned for fiscal 1998.


Forward-looking statements in this 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, environmental concerns effecting the drilling of oil and natural gas wells, as well as general market conditions, competition and pricing. Please refer to TXCO's Securities and Exchange Commission filings, copies of which are available from the Company without charge, for additional information.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


         Report on Form 8-K:


                  A Form 8-K was filed on May 1, 1997 in order to report the election of Mr. Robert Foree and Mr. Michael Pint to serve as directors of The Exploration Company effective May 1, 1997. The appointment of the two outside directors increases the number of board members to five.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE EXPLORATION COMPANY
                                   (Registrant)



                                   /s/ Roberto R. Thomae
                                   --------------------------------------------
                                   Roberto R. Thomae,
                                   Chief Financial Officer
                                   (Signing on behalf of the Registrant and as
                                   chief accounting officer)


Date:  July 10, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule