Form 10-K405
period 1997-08-31
EXPLORATION CO
filed 1997-12-01
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant is $33,926,841 based upon the average of the high and low bid price of such stock as reported by the NASDAQ Small-Cap Market under the symbol TXCO on November 11, 1997.

    The number of shares outstanding of the Registrant's Common Stock as of November 14, 1997, was 14,759,198 of which 12,565,497 shares were held by non-affiliates.

    Documents Incorporated by Reference:  None

                                   INDEX AND
                             CROSS REFERENCE SHEET



                                                        PART I
                                                                                                               Page
                                                                                                               ----
Item 1.      Business.....................................................................................        3

Item 2.      Properties...................................................................................       10

Item 3.      Legal Proceedings............................................................................       14

Item 4.      Submission of Matters to a Vote of Security Holders..........................................       15


                                                        PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters..................................................................       16

Item 6.      Selected Financial Data......................................................................       16

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................................       17

Item 8.      Financial Statements and Supplementary Data .................................................       21

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................................................       21


                                                        PART III

Item 10.     Directors and Executive Officers of the Registrant...........................................       22

Item 11.     Executive Compensation.......................................................................       23

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management...............................................................................       25

Item 13.     Certain Relationships and Related Transactions...............................................       26


                                                        PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..........................................................................       27

Signatures................................................................................................       28

Audited  Financial Statements of The Exploration Company..................................................      F-0

Audited Financial Statements of ExproFuels, Inc. .........................................................      S-0


                                     PART I


ITEM 1.  BUSINESS


                        GENERAL DEVELOPMENT OF BUSINESS


The Exploration Company (the "Company or TXCO") was incorporated in the State of Colorado on May 16, 1979, for the purpose of engaging in oil and gas exploration, development and production. The Company became publicly held through an offering of its common stock in November, 1979. During 1984 the corporate office of the Company relocated to San Antonio, Texas.

Throughout its history, the Company's primary focus has been oil and gas and mineral exploration and production. Its business strategy has been to acquire undeveloped mineral interests, develop drilling prospects internally and to selectively participate with industry partners in prospects generated by other parties in their exploration activities, and, from time to time, to offer portions of its developed and undeveloped mineral interests for sale. The Company finances its activities through a combination of debt financing, equity offerings and internally generated cash flow. The Company also may use its equity securities as all or part of the consideration for the operating investments it may make.

Prior to 1992, the Company's revenues were derived principally from the sale of natural gas and oil production from working, royalty and mineral interests, as well as the sale of the mineral interests it acquires through its leasing activities. In order to provide the Company downstream opportunities, management entered the alternative fuels vehicle (AFV) conversion business through the creation of its own alternative fuels division, ExproFuels, in late 1992. The alternative fuels division's focus included the conversion of internal combustion engines to run alternately on Liquefied Petroleum Gas
(LPG), Compressed Natural Gas (CNG) or Liquefied Natural Gas (LNG), and the design, installation and operation of alternate fuel refueling stations. The ExproFuels division initiated ongoing operations in Texas and Arizona, while actively pursuing international opportunities in Europe, Asia and Latin America. From 1994 through 1996, gross revenues from the ExproFuels division surpassed gross revenues from oil and gas operations, although profitable operating levels were not attained.

In late 1996, management determined that it was in the Company's best interest to refocus its resources in its core oil and gas business. Accordingly, the ExproFuels division was incorporated in August, 1996, and spun-off in early September, 1996, with the Company retaining approximately a 40% interest. The Common Stock of the new corporation, ExproFuels, Inc., was registered with the Securities and Exchange Commission (SEC) by the filing of an Information Statement on February 28, 1997. Following amendment, the Information Statement was distributed to the shareholders of TXCO, along with the newly issued shares of Common Stock in ExproFuels, Inc. on August 29, 1997, effectively completing the spin-off.

The distribution of ExproFuels, Inc. to the TXCO shareholders was designed to separate two types of business with distinct financial, investment and operating characteristics so that each could adopt strategies and pursue objectives appropriate to its specific needs. The distribution has enabled management to concentrate its attention and financial resources on its core business and has permitted investors to make more focused investment decisions based on the attributes of the oil and gas exploration, development and production aspects of the Company. The significant inflows to The Exploration Company of new equity and debt capital realized during 1997 confirmed Management's expectations of the benefits of the distribution for the shareholders of the Company. During fiscal 1997, the Company concentrated on oil and gas exploration and development, and in February 1997, completed a significant acquisition of undeveloped acreage in the Williston Basin area of North Dakota, South Dakota and Montana.

                          PRINCIPAL AREAS OF ACTIVITY


OIL AND GAS OPERATIONS

The Company has been actively evaluating mineral interests in major oil and gas producing basins in South Texas, North Dakota, South Dakota and Montana, acquiring leasehold acreage for its ongoing exploration programs and participating in the drilling of oil and gas wells.

Maverick Basin

Glen Rose/Rodessa Formation: The Company has owned at least a fifty percent leasehold interest in approximately 50,000 contiguous acres in Maverick County, Texas since 1989. The property is on the Chittim Anticline, a large regional structure, under which hydrocarbons have been found in as many as seven separate horizons. One of these zones is the Lower Glen Rose or Rodessa interval. It is a carbonate formation that has produced billions of cubic feet of natural gas from patch reefs within the zone on or near the anticline. Past development of the field was halted because of the inability of operators to accurately predict the location of these porosity-bearing reefs. The Company applied a different processing method to the seismic available in the area and discovered what appeared to be a method of determining the location of these porosity intervals. Further investigation revealed that every well drilled in the vicinity of existing seismic lines with a good porosity zone had a certain signature pattern on the seismic processing while every well which lacked the porosity zone did not have this pattern.

Through 1993, the Company participated in the drilling of five wells to test theories of being able to locate the patch reef using 2-D seismic. In all cases the Company was successful in predicting the presence of, or absence of, porosity-bearing patch reefs using the new seismic interpretation methods. Although only one of the wells, the Paloma #1-84, was a successful gas producer, the Company used the information gained from each well to refine its interpretation and model of the patch reefs' depositional environment.

In 1993 and again in 1997, the Company ran two contiguous 3-D seismic surveys over a total of 43 square miles (approximately 26,000 acres) of the Company's lease position. The new seismic grid has now been processed and reviewed by the Company. Seismic analysis of the combined surveys has identified numerous patch reefs on the 26,000 acres that represent only one-half of the potentially productive 50,000 acres.

Using this newly acquired 3-D seismic information, the Company has drilled several Glen Rose reef wells. The Paloma #1-107 which was drilled in the third quarter of 1994, had nearly 50 feet of gas-bearing porosity, tested at rates in excess of two million cubic feet per day and had an absolute open flow potential of 44,000 mcfd (thousands of cubic feet per day). It was followed by two additional wells, the Paloma #1-133 and Paloma #1-89, in 1995 that had excellent reef intervals but contained water and not gas. After modifying its interpretation of the seismic data, the Company drilled the Paloma #2-112 in early 1996 and once again encountered a gas-bearing reef. This well was produced at rates of 2,500 mcfd and had a calculated absolute open flow potential of 20,000 mcfd. This well was again followed by another well that encountered excellent reef but contained water and was plugged and abandoned.

After further modification of the geophysical interpretation in 1997, the Company drilled the Paloma #2-108, the Paloma #1-106, the Paloma #2-106 and the Paloma #2-83. Three of the four wells were excellent Glen Rose reef producers. While the Company's engineers and geologists have been 100% successful in locating Glen Rose patch reefs, Management continues to review technical data gained with the drilling of each well to improve its ability to distinguish between water-filled reefs versus gas-filled reefs. Although the Company's success ratio has improved from its early start of 33% successful wells from its first six Glen Rose wells to its current 75% successful ratio on its last four wells, Management hopes that it will be able to improve the ratio even more. The Company continues to believe it has significant development possibilities on its 50,000 acres because it has successfully demonstrated that the new 3-D seismic modeling can accurately predict the presence of porosity and gas bearing zones within the Lower Glen Rose formation. Based upon the extensive seismic data gathered to date, the Company has over twenty additional porosity-bearing patch reefs scattered across its extensive acreage position.

In addition to locating patch reefs, investment in the 3-D seismic data acquisition has proved to be valuable to the Company in locating faults and fractures associated with production from the six other potentially productive zones under the Maverick County leases. From its review of the data from other strata, the Company has identified numerous drill sites targeting various productive horizons. The Austin Chalk, Georgetown and Pearsall intervals all produce on the lease from faults and fractures which have been further defined using the comprehensive seismic data.

Georgetown Formation: Three porosity intervals of approximately 15 feet each are situated approximately 100 feet below the top of the Georgetown and contain hydrocarbons at depths of only 2500 to 3500 feet. The zones have been encountered in each of the seventeen wells that the Company has drilled on the block. The zones appears to contain gas across the entire 50,000 acres but have extremely low permeability. The Company has made completion attempts in five wells to test the Georgetown formation since 1995. Two wells were drilled vertically and acidized with relatively small volumes of hydrochloric acid. A small fracturing treatment was attempted on another vertical producer. Two horizontal wells were drilled with laterals of 1500 feet and 3000 feet in the uppermost porosity interval. All five wells had initial production increases of natural gas that did not continue at the initial high rates after several months production. The Company is continuing with its efforts to stimulate the low permeability of the Georgetown to obtain a sustainable increase in the productivity of the zone. Shortly after the year end, Management has scheduled a massive fracturing treatment on one of the wells it has already drilled and is hopeful that this method will be successful in improving the Georgetown's deliverability.

Jurassic Formations: The Company's geophysicists believe that the 43 square miles of 3-D seismic that has been shot across the 50,000 acres in Maverick County indicates a potential for development of the deep Jurassic interval. Only three wells have attempted to discover Jurassic reserves in the area and they were drilled by Shell, Exxon and Conoco twenty to thirty years ago. Upon acquiring magnetic surveys that were flown across the region approximately ten years ago, the Company discovered that the Shell and Exxon wells were not drilled within what is believed to be the limits of the Maverick Basin. The Company's 3-D seismic shows that although the Conoco well was drilled within the basin, it was not drilled deep enough to reach the Jurassic interval. The Jurassic zones are prolific producers in all known Jurassic basins along the Gulf Coast except for the Maverick Basin which has not had a well drilled of sufficient depth to test the Jurassic interval. The Company is searching for an industry partner who will drill an exploratory well on its block to test the Jurassic formations.

Williston Basin

During 1996 and 1997, the Company acquired a 50% interest in approximately 320,000 acres of oil and gas leases in the Williston Basin in North Dakota, South Dakota and Montana. The Company acquired some of the leases with its common stock, but the majority interest was acquired by selling a Swiss institutional investor a 50% net profits interest in the entire 320,000 acres for cash which was used to purchase the leases in February 1997. Subsequent to acquiring the leases, the Company has participated in the drilling of several wells to develop oil and gas reserves in the Red River and Lodgepole formations.

Red River Formation: The Red River "B" is a fractured carbonate reservoir with porosity development giving it the storage capacity to hold large volumes of oil. The reservoir lends itself to horizontal drilling since it is fractured and is trapped stratigraphically. Over 500 wells have been permitted to be drilled horizontally in the area during the last three years. Published information reveals that to date over 220 of these horizontal wells have been drilled in Bowman and Slope Counties of North Dakota, Harding County of South Dakota and Fallon County of Montana where the Company's lease position is concentrated. Many producing wells have initial production rates varying from 100 to over 500 barrels of oil per day. Available data indicates that the wells can have reserves of 500,000 barrels to 600,000 barrels each. The Red River "C" and "D" zones are approximately 100 to 200 feet below the Red River "B" interval and are known to be prolific producers in some wells. A few wells in the area have produced between 750,000 and 1,000,000 barrels from vertical wells in the "C" and "D". However, there can be no assurance that wells drilled by the Company or on the Company's leases will have similar results.

The Company has entered into several joint venture agreements with industry partners to help develop its acres quickly. The Company entered into a Joint Operating Agreement with Continental Resources, Inc. ("CRI") and Union Pacific Resources Company ("UPRC") wherein the Company has contributed approximately 7,800 acres,

CRI contributed 10,000 acres and UPRC contributed 7,800 acres in an area covering portions of North Dakota and South Dakota. Under the agreement, CRI will operate, while the Company will participate with a 30% interest in wells to be drilled in the combined 25,600 acres area. The Company also entered into another Joint Operating Agreement with UPRC covering additional leases on the North Dakota and South Dakota border. Under the agreement, UPRC contributed 22,000 acres and the Company contributed 22,000 acres giving the Company a 50% interest in any wells drilled on the 44,000 acres block. UPRC has been designated as operator under this agreement. Additionally, the Company entered into a Joint Operating Agreement with CRI covering leases in Harding County, South Dakota. Under the agreement, CRI contributed 4,350 acres and the Company contributed 4,350 acres, giving the Company a 50% interest in any wells drilled on the entire block. CRI has been designated as operator under this agreement. The Company finalized yet another Joint Operating Agreement with Eagle Oil & Gas Company ("Eagle") wherein the Company has contributed approximately 27,000 acres and Eagle has contributed 27,000 acres in Slope and Golden Valley Counties of North Dakota. The Company has a 50% interest in the entire area and has been designated operator for approximately one-half of the block while Eagle will operate wells drilled in the remaining half.

The Company, through its joint venture partners, began drilling horizontally in the Red River "B" interval in January of 1997. Its partners, CRI and UPRC, chose to drill without the benefit of 2-D or 3-D seismic because initial wells drilled on the Cedar Creek Anticline were successfully drilled horizontally without seismic. The Company, on the other hand, desired to maximize its drilling dollar by producing both "C" and "D" vertical wells in the same wellbore that would produce from a lateral in the "B". CRI, which has drilled or participated in over 120 horizontal wells in the area, has drilled three horizontal wells in the "B" interval with the Company as a partner without the benefit of seismic data. One of the three wells has not been completed but had good shows of oil and gas while drilling. Although one of the other two wells had an initial production rate in excess of 100 barrels of oil per day (bopd), it also produced over 300 barrels of water per day (bwpd). The other well produced only a minimal amount of oil and over 11,000 barrels of water. UPRC, which is generally recognized as the world's leader in horizontal drilling activity, drilled another horizontal well with the Company in the "B" interval. Once again, this well did not have the benefit of seismic and the results were comparable to those of CRI's wells. UPRC had trouble staying in the "B" interval and drilled five laterals before finishing the well. It is the Company's opinion that the well produces over 350 bwpd because so much of the well was drilled out of the oil-bearing interval in the "B". The Company believes that both the CRI well and the UPRC well can be re-entered to establish commercial production by either redrilling the "B" interval using seismic or cementing casing to isolate the water intervals from the oil producing portions of the laterals. However, Management elected to impair the entire cost of the James #1-9 at the end of the year because seismic that would conclusively verify that a higher ridge can be reached from the existing wellbore had not been reviewed.

The Company has now supervised the drilling of three wells in Bowman County, North Dakota. The Company has used 2-D and 3-D seismic exclusively to locate its wells on structural features that might have the potential to produce vertically from the "C" and "D" intervals as well as horizontally in the "B". The Company's first well had an initial production rate of 260 bopd from the "D" interval and the second had an initial rate of 125 bopd and 125 bwpd from the "C". Both of these wells will eventually be drilled horizontally in the "B" thereby maximizing the productivity of each well. The third well is currently being completed as a horizontal "B" well since neither the "C" nor the "D" appeared to be productive on the structure.

Initially, the Company's geologic model of the area indicated that the "B" would produce horizontally wherever it was drilled, and the "C" and "D" would produce vertically on structures. After analyzing the drilling results of the Company and its partners along with the available 2-D and 3-D seismic, Management has modified its Red River geologic model. The Company now believes that all three intervals, "B", "C", and "D", should be drilled on structures. Basically, the oil is accumulating on the high points and water in the lower portions. Wells that are drilled irrespective of structure have a much higher incidence of high water production. The Company plans to continue drilling on the structures to encounter "C" and "D" production but will also drill shorter horizontal laterals in accordance with seismic interpretation of local structures in the "B" intervals to stay on top of the structural features. In some cases the Company plans to drill two 2,000 feet laterals in the "B" on top of ridges or structures rather than one long 4,000 feet lateral that might encounter the "valley" between structures.

The Company currently has over 1100 miles of 2-D seismic and 32 square miles of 3-D seismic in its library. Additionally, the Company is currently shooting another 20 square miles of 3-D seismic. The Company still believes that it has numerous locations on its lease block but intends to develop these leases using seismic data in conjunction with horizontal drilling.

Lodgepole Formation: Wells capable of producing rates in excess of 5,000 bopd have been drilled by several operators in the Lodgepole formation in the Williston Basin. Ongoing area discoveries by major and independent oil exploration companies have supported testimony before the North Dakota Industrial Commission of flow rates in excess of 8,000 bopd from the reef-like mounds near Dickinson, North Dakota. The Company has participated as a result of its leasehold position in the drilling of four producing Lodgepole wells to date. The Company has minor interests of 0.1% to 3.0% in these wells in the Stadium Field south of Dickinson. Reservoir estimates of 14 - 20,000,000 barrels of recoverable oil have been reported to the North Dakota Industrial Commission for Stadium Field. Production rates for each well have been held at a maximum of 500 bopd until unitization of the entire field has taken place so that production from it can be maximized through pressure maintenance of the reservoir. Additional wells have been permitted farther from the original discoveries and closer to the Company's larger lease position, but the wells drilled outside the Dickinson area have encountered poor results. Although the Company's 2-D seismic indicates potentially productive mounds may be present in many areas where the Company holds oil and gas leases, the Company believes that the risks in drilling these wells are still high as geophysicists have not yet perfected their interpretations sufficiently to adequately predict where productive reefs are located. Significantly more geological and geophysical analysis needs to be applied to the current information before the Company will feel comfortable in drilling potential locations. Management is reducing its risk in searching for productive reefs by farming-out the initial wells on prospects to other operators and keeping smaller interests in the exploratory well. The Company would then be able to increase its interest in the subsequent wells in a discovered field. Management continues to believe that the Lodgepole production can have a significant and positive impact on the Company's value.


                       PRINCIPAL PRODUCTS AND COMPETITION

The Company's principal products are natural gas and crude oil. The production and marketing of oil and gas are affected by a number of factors that are beyond the Company's control, the effect of which cannot be accurately predicted. These factors include crude oil imports, actions by foreign oil-producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand. The Company sells all of its oil and gas under short-term contracts that can be terminated with less than 30 days notice. None of the Company's production is sold under long-term contracts with specific purchasers. Consequently, the Company is able to market its oil and gas production to the highest bidder each month. The Company operates and directs the drilling of oil and gas wells. It contracts service companies, such as drilling contractors, cementing contractors, etc., for specific tasks. In some wells, the Company only participates as an overriding royalty interest owner.

During 1997, one purchaser of the Company's oil and gas production accounted for 75% of total oil and gas sales. In the event this major customer declined to purchase future production, the Company believes that alternative purchasers could be found for such production at comparable prices.

The oil and gas industry is highly competitive in the search for and development of oil and gas reserves. The Company competes with a substantial number of major integrated oil companies and other companies having materially greater financial resources and manpower than the Company. These competitors, having greater financial resources than the Company, have a greater ability to bear the economic risks inherent in all phases of this industry. In addition, unlike the Company, many competitors produce large volumes of crude oil that may be used in connection with their operations. These companies also possess substantially larger technical staffs, which puts the Company at a significant competitive disadvantage compared to others in the industry.


                                   EMPLOYEES

As of August 31, 1997, the Company employed 11 full-time employees including management. The Company believes its relations with its employees are good. None of the Company's employees is covered by union contracts.

                              GENERAL REGULATIONS

The extraction, production, transportation, and sale of oil, gas, and minerals are regulated by both state and federal authorities. The executive and legislative branches of government at both the state and federal levels, have in the past and, it appears, will continue to periodically propose and consider proposals for establishment of controls on the development and use of alternative fuels, energy conservation, environmental protection, taxation upon crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, the Company is unable to predict what effect, if any, implementation of such proposals would have upon the Company's operations. A listing of the more significant current state and federal statutory authority for regulation of the Company's current operations and business are provided herein below.

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

Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively "Order No. 636"), which required interstate pipelines to provide transportation, separate or "unbundled," from the pipelines' sales of gas. Although Order No. 636 did not directly regulate the Company's activities, it fostered increased competition within all phases of the natural gas industry.

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

State Regulatory Controls

In each state where the Company conducts or contemplates conducting oil and gas activities, such activities are subject to various regulations. In general, the regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. In particular, the State of Texas (where the Company has conducted the majority of its oil and gas operations to date) regulates the rate of daily production allowable from both oil and gas wells on a market demand or conservation basis. At the present time, only a small portion of the Company's production has been curtailed due to reduced allowables. The production from the Stadium Field in Stark County, North Dakota has been reduced to 500 bopd per well until unitization of the entire field has been completed which is anticipated in the second quarter of 1997. The Company knows of no newly proposed regulations, which will significantly curtail its production. The Company is continuing to expand its operations to the states of North Dakota, South Dakota and Montana.

Environmental Regulation

The Company's extraction, production and drilling operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of its knowledge, the Company believes that it is in compliance with the applicable environmental regulations established by the agencies with jurisdiction over its operations. The Company is acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon its earnings, capital expenditures, or prospects for profitability. The Company's competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon the Company's position with respect to its competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry. The Company's operations in Montana, North Dakota and South Dakota are subject to similar environmental regulations including archeological and botanical surveys as some of its leases are on federal and state lands.

Federal and State Tax Considerations

Revenues from oil and gas production is subject to taxation by the state in which the production occurred. In Texas, the state receives a severance tax of 4.6% for oil production and 7.5% for gas production. North Dakota production taxes typically range from 9.0% to 11.5% while Montana's taxes range up to 17.2%. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that the Company may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment. Although the Company is subject to federal income taxes on the oil and gas produced, its tax net operating loss carryforward should be sufficient to shelter a substantial amount of production. See Notes to the audited financial statements.


                             CERTAIN BUSINESS RISKS

Reliance on Estimates of Proved Reserves and Future Net Revenues: Depletion of Reserves

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this report represents only estimates. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the Present Value of Proved Reserves for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain the same as crude oil and natural gas prices at August 31, 1997. The average sales prices as of such dates used for purposes of said estimates were $17.74 per barrel of crude oil and $2.25 per mcf of natural gas. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "Properties "

Depletion of Reserves

The rate of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or through engineering studies identifies additional behind-pipe zones or secondary recovery reserves, the proven reserves of the Company will decline as reserves are produced. Future crude oil and natural gas production is therefore highly dependent upon the Company's level of success in acquiring or finding additional reserves.

Title to Properties

As is customary in the crude oil and natural gas industry, the Company performs a title investigation before acquiring undeveloped properties, which generally consists of obtaining a title report from counsel and due diligence reviews by independent or the Company's landmen of the remaining properties. The Company believes that it has satisfactory title to such properties in accordance with standards generally accepted in the crude oil and natural gas industry. A title opinion from counsel is obtained before the commencement of any drilling operations on such properties. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, none of which the Company believes materially interferes with the use of, or affect the value of, such properties.

Losses from Operations

The Company has experienced recurring losses. For the years ended August 31, 1997, 1996 and 1995, the Company recorded net losses of $3.3 million, $1.9 million and $2.2 million, respectively. There can be no assurance that the Company will not experience operating losses in the future.

Operating Hazards; Uninsured Risks

The nature of the crude oil and natural gas business involves certain operating hazards such as crude oil and natural gas well blowouts, explosions, formations with abnormal pressures, cratering and crude oil spills and fires, any of which could result in damage to or destruction of crude oil and natural gas wells, destruction of producing facilities, damage to life or property, suspension of operations, environmental damage and possible liability to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and some, but not all, of such losses. The occurrence of such an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company.

Substantial Capital Requirements

The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration, and production of crude oil and natural gas reserves. Historically, the Company has financed these expenditures primarily from debt and equity offerings, supplemented by available cash flow from operations. The Company is hopeful that it will be able to obtain sufficient capital to finance planned capital expenditures. However, if revenues decrease because of lower crude oil and natural gas prices, operating difficulties or declines in reserves, the Company may have limited ability to finance planned capital expenditures in the future. Therefore, there can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet its capital requirements.


ITEM 2.  PROPERTIES


                              PHYSICAL PROPERTIES


The Company's administrative offices are located at 500 North Loop 1604 East, Suite 250, San Antonio, Texas. These offices, consisting of approximately 5,700 square feet, are leased through February 28, 2000 at $7,548 per month.


All the Company's oil and gas properties, reserves, and activities are located onshore in the continental United States. There are no quantities of oil or gas subject to long-term supply or similar agreements with foreign government authorities.


                    Proved Reserves, Future Net Revenue and
                 Present Value of Estimated Future Net Revenues

The following unaudited information as of August 31, 1997, relates to the Company's estimated proved oil and gas reserves, estimated future net revenues attributable to such reserves and the present value of such future net revenues using a 10% discount factor. Estimates of proved developed oil and gas reserves attributable to the Company's interest at August 31, 1997, 1996 and 1995 are set forth in Notes to the audited financial statements included in this Annual Report on Form 10-K.

Present Value of Estimated Future Net Revenues from proved developed oil and gas reserves as of August 31, 1997, are as follows:




                                                              Present Value of
                                 Years Ending                 Estimated Future
                                  August 31                     Net Revenues
                                 ------------                 ----------------
                                    1998                      $      1,258,000
                                    1999                               918,000
                                    2000                               660,000
                                    2001                               483,000
                                    2002                               357,000
                                Thereafter                           1,056,000
                                                              ----------------
                                TOTAL                         $      4,732,000
                                                              ================

The present value of estimated future net revenues is computed in accordance with SEC requirements. These amounts were computed by applying current prices for oil and gas, giving effect only to those escalations in prices of gas which are currently contractually defined, deducting estimated future expenditures to develop and produce the proved reserves and applying a discount factor of 10%.

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


                                   Production

The following table summarizes the Company's net oil and gas production, average sales prices, and average production costs per unit of production for the periods indicated (2).


                                                                                Years Ended August 31
                                                                         1997           1996             1995
                                                                         ----           -----            ----

       Oil:
           Production in Barrels                                       23,086           2,862           2,598
           Average sales price per Barrel                              $18.64          $18.03          $16.89
       Gas:
           Production in MCF                                          206,059         215,274         177,238
           Average Sales Price per MCF                                  $2.65           $1.79          $ 1.62

          Average cost of production per equivalent Barrel (1)          $4.31           $2.68          $ 1.94

        (1) Oil and gas were combined by converting gas to barrel equivalent on the basis of 6 MCF of gas = 1 barrel of oil. Production costs include direct lease operations and production taxes.

        (2) With respect to newly drilled wells, there can be no assurance that current production levels can be sustained. Depending on reservoir characteristics, such levels of production could decline significantly.

'

                    Producing Properties - Wells and Acreage

The following table sets forth the Company's producing wells and developed acreage assignable to such wells at August 31, 1997:


                                                                   Productive Wells
                                     -------------------------------------------------------------------------
          Developed Acreage                  Oil                          Gas                    Total
          -----------------          ------------------           -----------------         ------------------
          Gross         Net          Gross          Net           Gross         Net         Gross          Net
          -----         ---          -----          ---           -----         ---         -----          ---

          6,040        2,479            10         3.77             13         5.55          23           9.33



Productive wells consist of producing wells and wells capable of production, including shut-in wells and wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

A "gross well" or "gross acre" is a well or acre in which a working interest is held. The number of gross wells or gross acres is the total number of wells or acres in which working interests are owned. A "net well" or "net acre" is deemed to exist when the sum of fractional ownership interest in gross wells or gross acres equals one. The number of net wells or net acres is the sum of fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

                              Undeveloped Acreage

As of August 31, 1997, the Company owned, by lease or in fee, the following undeveloped acres, all of which are located in the Continental United States, as follows:


                                                                                             Est. FY 1998
              United States              Gross Acres             Net Acres                   Delay Rentals
              -------------              -----------             ---------                   -------------
               Texas                          56,401                43,668                   $     121,204
               North Dakota                  393,788               255,570                         126,561
               South Dakota                   74,637                62,673                          11,000
               Montana                        32,668                22,880                             440
                                         -----------             ---------                   -------------

                 Totals                      557,494               384,791                   $     259,205
                                         ===========             =========                   =============

A Texas lease containing approximately 33,000 acres also has a requirement to drill a well every 90 days to keep the lease in effect since the primary term of the lease has expired. The Company is presently drilling under the terms of the lease and expects to keep the lease in force by continuous development during the year.


                               Drilling Activity

During 1997, the Company's drilling activity increased significantly from its usual 4-5 wells per year to 15 wells. The Company participated in the drilling of eleven wells in the Williston Basin and four wells in the Maverick Basin. With respect to newly drilled wells, there can be no assurance that current production levels can be sustained. Depending on reservoir characteristics, such levels of production could decline significantly.


Maverick Basin

During the year, the Company drilled three Glen Rose reef wells in Maverick County, Texas. The Paloma #2-108 had over 130 feet of porosity-bearing reef but only the top ten feet was gas-bearing. The well was completed as a Glen Rose reef producer of 200 mcfd (thousands of cubic feet of gas per day). The Paloma #1-106 was drilled and completed in the Glen Rose reef and tested at 1,645 mcfd and 3.3 bcpd (barrels of condensate per day). It was followed by the Paloma #2-106 which had only six feet of low permeability reef present. It produced less than 50 mcfd from the Glen Rose. Management anticipates recompleting the #2-106 into the Edwards section shortly during fiscal 1998. The Company also completed a new 3-D seismic program covering nearly 13,000 additional acres of the Paloma Ranch during the fourth quarter. Interpretation of the processed data indicates numerous patch reefs in the Glen Rose interval as well as the anticipated fracturing and faulting in the Georgetown interval. The Paloma #2-83 was drilled using this data after the fiscal year end and appears that it will be an excellent well in the Glen Rose interval.

During the fourth quarter, the Company also drilled a horizontal Georgetown well, the Kincaid #1-199, on the Kincaid Ranch in Maverick County, Texas. The Kincaid Ranch lease is comprised of 17,000 acres contiguous with the 33,000 acre Paloma Ranch lease. The Georgetown is a carbonate formation with low permeability that appears to contain hydrocarbons under the entire 50,000 acre block at depths of only 2,500 to 3,500 feet. The well was successfully drilled 3,350 feet horizontally in the upper porosity lobe of the Georgetown interval and was tested at rates of up to 400 mcfd. Unfortunately, sustained deliverability from the well has only been 50 mcfd. Management is continuing to pursue economic methods to produce the potential reserves under its leases in the Georgetown formation and is planning a massive fracturing treatment in the formation during 1998.

The Company is the general partner in a limited partnership that began construction of 6.5 miles of six inch pipeline to gather gas on the Maverick Basin properties during the last quarter of 1997 and the first quarter of 1998. Due to previous pipeline constraints, the Company and its partners' production had been limited to only 2,400 mcfd. After completing new pipeline subsequent to the end of the year, the daily production from the lease has increased by over fifty percent to 3,800 mcfd. The Company expects these rates to increase even more with the drilling of additional wells using the new 3-D seismic.

Williston Basin

During the current year, the Company completed its acquisition of 320,000 net acres in the Williston Basin and participated in drilling eleven wells in the basin. In order to expedite the development of the Company's large acreage position in the Williston Basin, the Company entered into several Joint Operating Agreements with other operators. One such agreement is with Continental Resources, Inc. ("CRI") and Union Pacific Resources Company ("UPRC") wherein the Company has contributed approximately 7,800 acres, CRI has contributed 10,000 acres and UPRC has contributed 7,800 acres in an area covering portions of North Dakota and South Dakota. Under the agreement, CRI will operate wells to be drilled, while the Company will participate with a 30% interest in the wells in the combined 25,600 acre area. The Company also entered into an agreement with UPRC alone covering additional leases on the North Dakota and South Dakota borders. Under this agreement, UPRC contributed 22,000 acres and the Company contributed 22,000 acres giving the Company a 50% interest in any wells drilled on the entire block. UPRC has been designated as operator under the agreement. The Company entered into an additional agreement with CRI covering another group of leases in Harding County, South Dakota. Under the agreement, CRI contributed 4,350 acres and the Company contributed 4,350 acres giving the Company a 50% interest in any wells drilled on the entire block. CRI has been designated as operator under the agreement. Yet another agreement has been reached with Eagle Oil & Gas Company ("Eagle") wherein the Company has contributed approximately 27,000 acres and Eagle has contributed 27,000 acres in Slope and Golden Valley Counties of North Dakota. The Company has a 50% interest in the entire area and has been designated operator for approximately one-half of the block while Eagle will operate wells drilled in the remaining half.

The Company owns a small interest in several successful Lodgepole wells that were drilled during fiscal 1997 in the Stadium Field in Stark County, North Dakota. The Company has a 1.5% interest in TransTexas Gas Corporation's Dinsdale #2-4, which tested at 5,500 bopd (barrels oil per day) and a 3.0% interest in the Dinsdale #1-3, which tested at 5,100 bopd. The Company also has a 0.40% interest in Duncan Oil Company's Heart River #1-9, another Lodgepole well which tested at 1,000 bopd as well as a 0.20% interest in Duncan Oil Company's Dinsdale #1-10 that was tested at 450 bopd. During the year, the operators of the various wells began attempts to unitize the Stadium Field to begin pressure maintenance operations. If successful, the Company will gain an interest in all production from the field. While attempts to unitize the field are underway, the North Dakota Industrial Commission has voted to regulate field production limits at 500 bopd per well. Once unitization is complete, which is anticipated to be during the first quarter of 1998, the production limits will be removed, allowing overall production from the field to increase significantly.

During the year, the Company also participated in the drilling of two unsuccessful Lodgepole reef wells in Stark County, North Dakota. The Company had a 0.1% interest in Conoco, Inc.'s Kostelecky #33-2 which was plugged and abandoned after drilling through the Lodgepole interval. The Company also had a 0.05% interest in Duncan Oil

Company's Heart River #2-9 that was also plugged and abandoned after drilling the Lodgepole interval. Because the Lodgepole reefs are difficult to identify using 2-D and 3-D seismic, Management has elected to limit its exposure in the wells by farming-out some of its leases to other operators who will drill the first wells on a prospect and carry the Company for small back-in interest. The Company has retained the right to participate in subsequent wells at an increased interest if the initial well is successful.

The Company has participated in the drilling of five Red River wells since the Williston Basin leases were acquired at the end of January 1997. The Company has operated two Red River wells that were drilled using 2-D and 3-D seismic to locate the wells on structures that might contain production in the Red River "C" and "D" intervals as well as the Red River "B". The first operated well, the Sherry #1-16 in Bowman County, North Dakota, was completed in the Red River "D" interval in the vertical wellbore. The initial production rate was 263 bopd with no water production. During the year, water production has increased to approximately 75 bwpd (barrels water per day) and the oil production has decreased slowly to approximately 100 bopd. The Company's engineers plan to drill the Red River "B" zone horizontally at a later date after the production from the Red River "D" zone depletes. The second operated well, the Martha #1-36 in Bowman County, North Dakota, was also positioned in such a manner to allow one well to test the Red River "C" and "D" reservoirs in the vertical section prior to drilling horizontally in the Red River "B". This time the well was completed as a vertical producer in the Red River "C" initially; however, the Company intends to drill it horizontally in the Red River "B" and "C" at a later date. The well initially produced at rates of approximately 125 bopd and 125 bwpd. Its production has continued to decrease. The well has been scheduled by the Company to be re-entered and drilled horizontally during 1998.

During the year, the Company also participated in the drilling of three horizontal Red River wells in Bowman County, North Dakota, with CRI and UPRC wherein no seismic data was utilized to locate the wells. CRI drilled the Barbara #1-15 and the James #1-9. Although both wells were drilled horizontally approximately 5,000 feet in the Red River "B" interval, neither was located using seismic to assure that the "B" interval would be encountered in a structurally high position. The Barbara #1-15 initially produced at rates of approximately 100 bopd and 300 bwpd that has slowly decreased during the year to 65 bopd and 325 bwpd, while the James #1-9 produced at rates of approximately 30 bopd and 400 bwpd. UPRC also drilled the Abrahamson #41-33H without the benefit of seismic; consequently, UPRC had difficulties staying in the Red River "B" oil zone. Four laterals were drilled below the oil zone while the fifth lateral appeared to be in zone for the final 2,500 feet. Unfortunately, the well has produced over 11,000 barrels of water with no oil production. The Company believes that isolation of the four out-of-zone laterals and the first 2,000 feet of the fifth lateral that are probably producing water with a cemented liner may allow the wellbore to produce the oil encountered in the final 2,500 feet of the well.

Based upon its drilling results with CRI and UPRC, the Company has concluded that all its Red River "B" wells should be drilled utilizing 2-D or 3-D seismic to insure that the wells are drilled on structures to minimize water production and maximize oil production. Subsequent to the end of the year, the Company participated in one final well with CRI without seismic but is waiting on production results. Because management believes strongly that all future horizontal Red River wells should be located utilizing seismic data, the Company acquired over 1100 miles of 2-D seismic and over 32 square miles of 3-D seismic during 1997. Additionally, the Company began the acquisition of another 20 square miles subsequent to the end of the year.

Forward-looking statements in this 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, environmental concerns effecting the drilling of oil and natural gas wells, as well as general market conditions, competition and pricing. Please refer to all of TXCO's Securities and Exchange Commission filings, copies of which are available from the Company without charge, for additional information.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any matters of litigation incidental to its business of a significant nature except for the following:

Disputes between the Company's former subsidiary, ExproFuels and CNG International (CNG), American Engineering Inc. (AEI) and American Technical Institute (ATI) have resulted in the filing of two lawsuits in July, 1997, one by

ExproFuels in federal court in San Antonio, Texas, and the other by ATI and AEI in state court in Memphis, Tennessee. In its lawsuit, ExproFuels claims breach of contract and is seeking among other things, (1) damages in the amount of ExproFuels' investment in CNG (approximately $381,000), ExproFuels' unreimbursed expenses advanced to CNG (approximately $239,000) and ExproFuels' lost profits or (2) recision of ExproFuels' arrangement with CNG and a refund of all moneys invested in or advanced to CNG. ATI and AEI, in their lawsuit, have sued ExproFuels and The Exploration Company for, among other things, breach of contract and defamation of character, and are seeking a declaratory judgment that ExproFuels' interest in CNG is null and void and unspecified compensatory exemplary damages. The Company, through its ownership interest in ExproFuels, intends to pursue its claims and vigorously defend itself against ATI's and AEI's claims. To date, both suits are in the preliminary stages. No formal discovery has been submitted or completed, no scheduling orders have been entered nor have any trial dates been set. While the Company and its counsel remain optimistic they will ultimately prevail in the matter, and remain confident that any material unfavorable outcome is extremely unlikely, it is difficult to predict with any certainty the likelihood of an unfavorable outcome of such litigation as of the date of this writing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended August 31, 1997.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The following is a range of high and low bid prices for the Company's common stock for each quarter of the last two years based upon bid prices reported by the National Association of Securities Dealers Quotations system under the call symbol "TXCO":


                                                                        Range of Bid Prices
                                                                        -------------------
              Quarter ended:                                            High            Low
              --------------                                          ------          ------
                     August 1997                                      $ 8.44          $ 5.44
                     May 1997                                           6.44            5.44
                     February 1997                                      6.81            2.94
                     November 1996                                      3.38            2.25

                     August 1996                                      $ 2.63          $ 1.86
                     May 1996                                           2.38            1.56
                     February 1996                                      2.63            1.63
                     November 1995                                      2.88            2.06

As of November 14, 1997, there were approximately 1,740 holders of record of the Company's Common Stock. The transfer agent for the Company is Boston EquiServe, Boston, Massachusetts. The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information is derived from and qualified in its entirety by the Financial Statements of the Company and the Notes thereto as set forth in this Annual Report on Form 10-K commencing on page F-1.


                                                                    Years Ended August 31
                                          ---------------------------------------------------------------------
                                              1997           1996         1995              1994           1993
                                              ----           ----         ----              ----           ----

Operating Revenues                        $1,083,511     $  521,593     $  331,253    $  236,440     $   116,716

Loss from continuing operations           (3,398,866)    (1,880,389)    (2,153,365)   (1,550,953)     (2,277,144)

Loss per common share from
  continuing operations (2)                    (0.27)         (0.31)         (0.44)        (0.36)          (0.64)
Total Assets(1)                           21,652,726      8,433,434      4,111,980     2,262,283       2,447,785

Long-term obligations(1)                   4,995,000      2,462,197      2,429,697       630,111         632,442
Shareholders' equity                      14,770,770      5,670,688      1,377,747     1,613,121       1,214,297

Weighted average shares
 outstanding (1)                          12,576,255      6,140,176      4,863,961     4,267,363       3,533,973

(1) Amounts reflect adjustments in 1995, 1994, and 1993 for the reclassification of ExproFuels as an equity investment due to its spin-off in 1996.
(2)  Amounts reflect 1 for 50 reverse common stock split as of March 29, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto.


                        CAPITAL RESOURCES AND LIQUIDITY

1997

Fiscal year 1997 was a very favorable year for the Company with respect to raising equity and debt financing, acquiring undeveloped acreage for future development and exploration and positioning the Company to significantly increase its revenues from oil and gas operations.

During the second quarter of fiscal 1997, the Company successfully closed a large transaction which resulted in its acquiring an additional 220,000 net acres of undeveloped oil and gas acreage in the Williston Basin of North and South Dakota and Montana for $22,000,000 cash and the issuance of 1,000,000 shares of restricted common stock. Simultaneous with the acquisition, the Company sold a 42.5% net profits interest in future wells on the acreage for $17,000,000 cash. Concurrent with the acquisition of undeveloped acreage and sale of the net profits interest, the Company received from the same acquiring parties $4,000,000 cash for a debenture convertible into the Company's common stock at $5.00 per share. During the same quarter, the Company completed an offering under Regulation S by successfully selling 2,800,000 shares of its common stock for $14,000,000, and also converted $1,331,212 in previously issued convertible debentures into 532,488 shares of common stock. The result of the above transactions was to significantly enhance the Company's operating position by giving it additional acreage to develop as well as the working capital with which to drill.

During the first quarter of 1997, the Company converted $933,485 of its debt into 340,060 shares of common stock, and raised an additional $525,000 cash through the exercise of common stock warrants and sales of common stock.

For the entire year, the Company raised $15,007,400, net of expenses, through common stock sales and converted $2,264,702 of convertible debentures into common stock (and thereby eliminating an on-going cash outlay for interest as well as the future repayment of the debt). The Company also raised $17,000,000 through the sale of a net profits interest in future Williston basin wells to be drilled and raised an additional $5,000,000 through new debt financing, which included proceeds from the sale of $4,000,000 in convertible debentures plus proceeds from its existing $1,000,000 line of credit. A portion of this new capital was used to finance the second quarter acquisition of the Company's additional 220,000 net acres of Williston Basin oil leases purchased for $22,000,000 cash plus 1,000,000 shares of the Company's common stock. Proceeds were also used to fund the Company's loss for the year of $3,398,866, including the payment of interest of $236,000, payments on current portion of debt and capital leases of $210,000 and for capital and investment expenditures of $14,196,000. Capital expenditures included approximately $115,000 in equipment, $125,000 in drilling bonds and deposits, $200,000 in prepaid loan fees and cumulative advances to ExproFuels totaling $826,000. Most significantly, $12,924,000 was invested in the development of the Company's oil and gas properties, including the drilling of four Maverick Basin wells in Texas, eleven Williston Basin wells in North Dakota, the acquisition of $780,000 of 3-D seismic data and $279,000 for expansion of the Company's Maverick County natural gas pipeline infrastructure.

At August 31, 1997, the Company had cash of $6,198,069 and working capital of $3,760,648, on current assets of $6,609,579 and current liabilities of $2,848,931 . This compared to a cash position of $967,838 and a working capital deficit of $33,624 at August 31, 1996.

1996

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

At August 31, 1996, the Company had current assets of $1,039,425 and current liabilities of $1,073,049. However, its current assets included $967,838 in cash, and its current liabilities included a $500,000 convertible note payable not due until May, 1997. This compared to a cash position of only $78,655 at August 31, 1995.

1995(1)

In fiscal year 1995, the Company successfully raised funds under a convertible note payable and indenture of trust agreement which was initially started in the 4th quarter of fiscal 1994. During fiscal 1995, the Company raised $1,689,697 in funds under this long-term debt agreement, increasing to $1,764,697 the total amount raised under this agreement. Although the debentures offering raised a significant amount of needed capital for the Company, the funds were not received as timely as was projected. The delay in obtaining the funds reduced management's ability to initiate its intended development activities as planned. The Company also raised $508,000 from sales of Common Stock in fiscal 1995 and $261,000 from the sale of oil and gas properties. Proceeds were utilized to fund the Company's cash loss from operations of $2,030,000, payment of interest of $180,000, payments on current portion of debt and capital leases of $142,000 and for capital expenditures of $545,000. The capital expenditures included approximately $290,000 to develop oil and gas properties in Maverick County, $105,000 for equipment purchases for use in the U.S. operations of ExproFuels, and $150,000 for ExproFuels growing participation in international operations through its joint venture investment in CNG, International, LLC.

At August 31, 1995, the Company had current assets of $841,024 and current liabilities of $469,545, resulting in $371,479 in working capital, as compared to a working capital deficit of $360,000 at August 31, 1994. However, the Company had a deficit of "quick" assets (cash and receivables) to current liabilities of $266,392 at year end 1995 compared to a deficit of $554,000 at year-end 1994.

(1)Amounts for 1995 have been adjusted for reclassifications of ExproFuels division as an equity investment due to its spin-off in 1996.

1998 Capital Requirements

The major components of the Company's plans, and the requirements for additional capital at August 31, 1997, include the following:

Maverick Basin Activity: During fiscal 1998, the Company plans to drill a minimum of 3 additional wells, in keeping with lease renewal minimum requirements, with the first well, the Paloma #2-83 having been spudded early in the first quarter of fiscal 1998. Current drilling results indicate the well will be completed as a gas well producing from a patch reef in the Glen Rose formation. Based on interpretation of the Company's extensive 3-D seismic database, over 20 potentially drillable patch reef prospects have been identified on the Kincaid and Paloma Ranch leases, targeting the deeper Glen Rose formation, while also providing an alternative completion target by testing the overlaying Georgetown formation. The Company's share of the cost of each Glen Rose or Georgetown well is approximately $260,000 for a completed well and $160,000 for a dry hole. Company engineers are planning to test the Georgetown formation with a new massive fracturing treatment with the hope of unlocking additional reserves not previously productive due to the formation's low permeability. The fracturing treatment increases the typical gross completion cost of a Georgetown test well by $150,000 to $300,000, with the Company's share being approximately $150,000 to $180,000.

Williston Basin Activity: At the end of fiscal 1997 the Company had 8 pending permits to drill horizontal wells in the Red River "B" formation in the Williston Basin on portions of its 320,000 acre leasehold in which it holds a 50%
interest. All permits were for North Dakota leases and none of the locations were selected with the assistance of 3-D seismic data. The Company's share of the cost of each horizontal well is approximately $500,000 to $600,000 for a completed well, while vertical completions can cost 25% to 50% less. Based on its drilling experience gained by participating in the drilling of 11 wells in the region during 1997, Company engineers and geologists have determined that selection of drilling sites must incorporate 2-D, and preferably 3-D, seismic evaluation in order to pinpoint the structural highs of the Red River formation. Remaining structurally high dramatically improves the probability of oil production, while deviation below this drilling model seemingly assures prolific water production. The Company is currently shooting a 3-D seismic survey over 20 square miles containing portions of its Williston basin acreage at a cost of $600,000. Company management intends to postpone further location selection and new drilling operations until 3-D seismic data confirms the specific location of structurally high positions under any prospective drilling location, if at all possible. Company engineers are also planning to drill additional horizontal laterals during fiscal 1998 on several of the non-economic wells it participated in during 1997 in the hope of recompleting them in the known oil producing zones, while averting the water bearing strata. The Company's share of the cost of additional horizontal laterals is approximately $100,000 to $200,000 per well, depending on the number and length of laterals drilled.

While the Company intends to proceed with its drilling activities cautiously, the extensive acreage position it holds in the Williston Basin requires a high level of drilling activity that comprises a formidable challenge to the Company with limited access to exploration funds. Delay rentals required to maintain the Company's interest in all of its undeveloped leasehold acreage are approximately $260,000 for 1998, with the Williston Basin lease delay rentals totaling over $137,000. Due to the Company's limited financial resources, Management continues to seek, review, and negotiate for acceptable opportunities to participate in drilling Red River and Lodgepole wells on its acreage under farmout agreements or other acceptable terms with industry operators experienced in the area.

Summary of Capital Resources and Liquidity

Management is endeavoring to identify additional sources that will provide the funds required to meet its current obligations during fiscal year 1998. Increases in oil and gas production in North Dakota and Texas from its 7 new oil wells and 5 new gas wells coming on line during the last two quarters of 1997 and the first quarter 1998 have more than tripled monthly oil and gas sales revenues compared to prior levels, from approximately $50,000 in March, 1997 to approximately $150,000 in September, 1997. Another 25% to 50% increase in monthly revenues is expected during the 2nd quarter of 1998 due to completion and commencement of operations of the new six inch gas pipeline in Maverick County, plus incremental 2nd quarter sales revenues from new production from wells completed late in the first quarter of 1998. The new gas pipeline will allow the Company to increase revenues by removing a historical restriction on its Maverick basin production caused by a lack of available pipeline capacity or alternative sales outlets. Management continues to pursue additional sources of debt and equity financing, and remains hopeful that financial resources will remain available, enabling the Company to continue the measured development of its oil and gas properties and meet its normal operational and debt service obligations.

Management also believes that the completion of the spin-off of its former subsidiary, ExproFuels, and the complete write-off of its investment and advances to it at August 1997 will reduce the need for ongoing cash advances or credit extensions and should further allow the Company's to achieve net income from operations, before non-cash expenses, during the first quarter of 1998. In addition, Management is confident oil and gas revenues should continue to increase in light of current drilling plans and the expected continued stability or moderate strengthening of domestic crude oil and natural gas prices in fiscal 1998.



                             RESULTS OF OPERATIONS

1997 Compared to 1996


Revenues from oil and gas sales increased 115% over 1996, to $976,000 from $455,000, as a result of significant new production from the successful completion of the nine new wells during the last part of the year. Lease operating expenses, related directly to the costs of operating the producing wells, accordingly increased to $176,000 from $75,000 in 1996. Exploration expenses, which includes the costs of unsuccessful wells, increased by 129% to

$1,549,000 from $677,170, with $965,000 in dry hole costs related to the James #1-9F. The well was in the process of drilling at August 31, 1997, but subsequently has not produced sufficient hydrocarbons to be economically viable. Although the Company may re-enter the well and drill another lateral in a different direction, all costs related to the James #1-9F have been accrued and included in fiscal 1997 operations as a loss, in accordance with generally accepted accounting principles.

Other costs included noncash expenses of $153,000 in abandoned leases, primarily represented by certain expired acreage in Canada, as well as depletion and depreciation of $293,000. General and administrative costs increased to $938,000 from $513,000 due primarily to increased salaries for new employee positions required by the Company's expansion in operations as a result of the Williston Basin lease acquisition. Although interest expense decreased by $141,500, this was almost all offset by the write-off of deferred financing fees on debt converted during the year.

In total, revenues increased $561,000 or 108%, to $1,083,000 in 1997 from $521,000 in 1996. Cost of sales, including exploration expenses, general and administrative expenses, and abandoned leases, increased 119%, to $3,210,000 in 1997 from $1,465,000 in 1996, resulting in an increase in the Company's loss from its oil and gas operations to $2,127,000 in 1997 from $943,000 in 1996. The Company also incurred a loss on its investment in ExproFuels of $1,215,000 compared to $680,000 in 1996. However, since this investment has been written down to zero dollars, and no additional cash advances are expected after December 31, 1997, (advances committed to ExproFuels of $265,000 for September 1, 1997 to December 31, 1997 were accrued at August 31, 1997) operations should not suffer from this investment in future periods. As a result of the above, loss from operations increased to ($3,342,000) in 1997 from ($1,624,000) in 1996.

1996 Compared to 1995

Revenues from oil and gas sales increased by 50% in 1996 to $455,000 from $304,000 in 1995, primarily as a result of higher gas sales due to the successful completion of the Paloma "B" #2-112 during 1996 and the first full year of production from the Paloma #1-107 and the Paloma "A"#83-1H. Additionally, gas prices increased an average of 10% during 1996 over 1995 levels. Lease operating expenses for 1996 increased to $75,000 from $41,000 in 1995 reflecting a higher number of operated properties and overall higher costs in operating certain producing wells. Exploration expenses increased by $526,000 due to the drilling of two dry holes during the year, the Paloma "C"#1-108 and the Paloma "D"#1-73. Additionally, during 1996, the Company expensed the costs incurred in 1995 in drilling the Paloma #1-89, which remained shut in at the end of 1995 pending its final evaluation. Depletion per equivalent barrel of production increased to $4.12 in 1996 from $3.17 in 1995, resulting in an overall increase of $58,000 depletion expense for the year.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of November 15, 1997:


               Name                              Position                                                  Age
               ----                              --------                                                  ---
         Stephen M. Gose, Jr.       Chairman of the Board of Directors                                      67
                                    and of Audit and Compensation Committees

         Thomas H. Gose             Director and Assistant Secretary                                        42

         James E. Sigmon            President and Director                                                  49

         Michael Pint               Director, Audit and Compensation Committees                             54

         Robert L. Foree, Jr.       Director, Audit and Compensation Committees                             68

         Roberto R. Thomae          Chief Financial Officer                                                 46
                                    Secretary/Treasurer, Vice President-Finance

         Richard A. Sartor          Controller                                                              45

Stephen M. Gose, Jr., has served as Chairman of the Board of Directors of the Company since July, 1984, and as Chairman of the Audit and Compensation Committees of the Board of Directors since May, 1997. He has been active for more than thirty-five years in exploration and development of oil and gas properties, in real estate development, and in ranching through the operations of Cibolo Properties, Inc., its predecessors and affiliates.
Mr. Gose also serves as  Chairman of the Board of Directors of ExproFuels, Inc.

Thomas H. Gose is the sole Director, CEO and President of Cibolo Properties, Inc. and Retamco Operating, Inc. He formerly served as President of Spectrum Resources, Inc. (a majority shareholder of the Company) since 1987. He has also served as a Director of the Company since February, 1989, as Secretary from 1992 through May, 1997 and as Assistant Secretary since May, 1997. He is the President and a Director of ExproFuels, Inc. Thomas H. Gose is the son of Stephen M. Gose, Jr.

James E. Sigmon has served as the Company's President since February, 1985. He has been a Director of the Company since July, 1984. and is also a Director of ExproFuels, Inc.

Michael Pint has served as a Director since May, 1997 and as a member of the Audit and Compensation Committees of the Board of Directors since June, 1997. Since 1995, Mr. Pint has served as a Director of Valley Bancorp, Inc. and Valley Bank of Arizona, Inc. of Phoenix, Arizona and Midway National Bank of St. Paul, Minnesota. Previous bank regulatory and management positions include a four year term as Commissioner of Banks and Chairman of the Minnesota Commerce Commission from 1979 to 1983 and Senior Vice-President and Chief Financial Officer of the Federal Reserve Bank of Minneapolis, Minnesota through 1983.

Robert L. Foree, Jr. has served as a Director since May, 1997 and as a member of the Audit and Compensation Committees of the Board of Directors since June, 1997. Since 1992, Mr. Foree has served as President of Foree and Company, a Dallas, Texas based independent oil and gas exploration and production company.

Roberto R. Thomae has served as Chief Financial Officer and Vice
President-Finance of the Company since September 1996 and as Secretary/Treasurer since March 1997.

Richard A. Sartor has served as Controller of the Company since April 1997.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Information: The following table contains certain information for each of the fiscal years indicated with respect to the chief executive officer and those executive officers of the Company as to whom the total annual salary and bonuses exceed $100,000:



                           SUMMARY COMPENSATION TABLE


Name and                                                          Other Annual     Long-term        All other
Principal Position           Year      Salary       Bonuses       Compensation     Compensation    Compensation
------------------           ----      ------       -------       ------------     ------------    ------------

James E. Sigmon              1997      $ 120,000        $ 0        (1) $20,827             $ 0               $ 0
President & CEO              1996         72,000          0        (1)  12,498               0             7,500
                             1995         72,000          0                  0               0                 0

(1) Amounts represents income from 1% overriding royalty interest.




                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                     % of Total Options                                       Grant
                       # Options      Granted to Employees    Exercise Price  Expiration       Date
     Name              Granted(3)       in Fiscal Year           per Share       Date         Value
    ---------          ----------      -----------------      -------------   ----------   ----------
Michael Pint             75,000(1)              35.7%           $  6.60        2007        $  141,497
Robert L. Foree, Jr.     75,000(1)              35.7%              6.60        2007           141,497
Roberto R. Thomae        50,000(2)              23.8%              2.62        2006            38,420
Frank A. Alderman        10,000(2)               4.8%              2.62        2006             8,624
                      ---------              -------                                       ----------
Totals                  210,000                  100%                                      $  330,038
                      =========              =======                                       ==========

(1) Director's ten year non-qualified options to purchase shares at 110% of current market price at date of grant, vesting ratably at 25,000 shares per year over next three years from date of grant. Options to purchase 25,000 shares were exercisable at August 31, 1997.
(2) Employee's ten year qualified options granted under the registrant's 1995 Flexible Incentive Plan to purchase shares at 110% of current market price at date of grant, vesting 50% after one year and 100% after two years from the date of grant, and continuing employee status. None were exercisable at August 31, 1997.
(3) The fair value for all options granted, whether vested or not, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption: risk-free interest rate of 6.25%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .300; and a weighted-average expected life of the option of five years.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                       Number of Unexercised            Value of Unexercised
                             # Shares     Value             Options/SARs                      Options/SARs
     Name                    Exercised    Realized         August 31, 1997                 August 31, 1997 *
    ---------                ---------    --------     -----------------------          --------------------

James E. Sigmon(1)(2)               --          --             150,000                       $ 855,000
Michael Pint(3)                     --          --              75,000                       $       0
Robert L. Foree, Jr.(3)             --          --              75,000                       $       0
Roberto R. Thomae(4)                --          --              50,000                       $       0
Frank A. Alderman(4)                --          --              10,000                       $       0

(1) Value of unexercised options calculated as the difference in the stock price at August 31,1997 and the option price.
(2) All of Mr. Sigmon's unexercised options were exercisable as of August
    31, 1997.
(3) Mr. Pint and Mr. Foree's options were not "in the money" at August 31, 1997; accordingly the options are valued at $0 at year end.
(4) None of Mr. Thomae's or Mr. Alderman's options were exercisable at August 31, 1997; accordingly the options are valued at $0 at year end.


                           COMPENSATION OF DIRECTORS

Members of the Board of Directors who serve as Executive Officers of the Company are not compensated for any services provided as a Director. Outside (non-employee) Directors of the Company are paid a fee of $1,000 for each board meeting physically attended or $250 for telephonic attendance plus reimbursement of related travel expenses. Additionally, upon assuming Director status, the two new outside directors were awarded 10 year options for the purchase of 75,000 shares of Company common stock at 110% of the stock's market value on the date of grant, with such options vesting equally over their first three years of service.


                              EMPLOYMENT CONTRACTS

The Company has an employment agreement with its president, Mr. James E. Sigmon, which sets his salary at a minimum of $120,000 annually, and includes the grant of a 1% overriding royalty interest under all leases the Company has or acquires during his term as President. The agreement is cancelable with 90 days notice by the Company.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No Compensation Committee interlocks existed during the Company's last completed fiscal year. The Compensation Committee of the Board of Directors of the Company was established in June, 1997 and consists of Stephen M. Gose, Jr. (Chairman), Robert L. Foree, Jr. and Michael Pint. The principal function of the Committee is to approve the compensation of all executive officers of the Company, to recommend to the Board the terms of principal compensation plans requiring stockholder approval and to direct the administration of the Company's 1995 Flexible Incentive Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth beneficial ownership of the Company's common stock, its only class of equity security. The percent owned is based on 14,759,198 shares outstanding and 16,079,604 fully diluted shares which includes 1,320,406 shares under options and warrants as of November 14, 1997.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning all persons known to the Company to beneficially own 5% or more if its common stock.

                                                                                        Percent Owned
         Name and Address of                          Number of Shares                  Primary Shares
          Beneficial Owner                           Beneficially Owned                  Outstanding
         -------------------                         ------------------                 --------------
         Thomas H. Gose                                  2,193,701                           14.86%
         500 North Loop 1604 East
         Suite 250
         San Antonio, TX 78232

         Trianon Opus One, Inc.                          1,100,000                            7.45%
         Fohrenstrasse 25
         CH-8703 Erlenbach
         Switzerland

             SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the number of shares of common stock beneficially owned as of November 19, 1997 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. Information provided is based on the Form 4's, stock records of the Company and the Company's transfer agent.


                                                      Number of Shares                  Percent
           Name                                      Beneficially Owned                  Owned
           ----                                      ------------------                 -------
                                                                                          (1)

         Thomas H. Gose (3)                               2,193,701                        14.86%
         James E. Sigmon (2)                                200,000                         1.36%
         Stephen M. Gose, Jr.                               100,000                          .68%
         Michael Pint. (4)                                  125,000                          .85%
         Robert L. Foree, Jr. (4)                            35,000                          .24%
                                                        -----------                     --------
         All Directors and Executive
         Officers as a group                              2,713,701                        18.39%

(1) Except as otherwise noted, the Company believes that each named individual has sole voting and investment power over the shares beneficially owned.
(2) The number of shares beneficially owned by Mr. James E. Sigmon includes 50,000 shares owned directly and 150,000 shares of the Company's Common Stock reserved for issuance under options issued under the Company's 1995 Flexible Incentive Plan.
(3) The number of shares beneficially owned by Mr. Thomas H. Gose include 20,500 shares owned directly, 930,070 shares owned by Spectrum Resources, Inc., 1,189,631 owned by Retamco Operating, Inc., 20,000 shares owned by Spectrum Holdings, and 33,500 shares owned by Retamco Properties, Inc.
(4) The number of shares beneficially owned by Mr. Pint and Mr. Foree each includes 25,000 shares of the Company's Common Stock reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at August 31, 1997 and 100,000 and 10,000 respectively owned directly.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1997, the Company purchased undeveloped oil and gas leases covering approximately 222,000 net acres for exploration in the Williston Basin of North and South Dakota and Montana. The acquisition was paid for with $22,000,000 cash and the issuance of 1,000,000 shares of common stock valued at $5 per share. Sixty-seven percent of the acquisition was from Retamco Operating, Inc. a company affiliated with two directors of the Company. Concurrently with the acquisition, the Company sold to third parties a 42.5% net profits interest in wells to be drilled on the oil and gas leases for $17,000,000 cash. The oil and gas leases acquired have been reported at the affiliates cost basis, resulting in a reduction to the basis in the properties of $9,773,154 and a charge for the same amount to additional paid-in capital.

During 1997, the Company advanced ExproFuels, its former wholly-owned subsidiary, $561,224 under a formal credit arrangement, and committed to advance an additional $265,000 through December 31, 1997. Interest is at 8% and the entire amount of principal and interest is due December 31, 1998. However, due to the financial condition of ExproFuels, a provision for loan loss of the outstanding balance, accrued interest and commitment in the total amount of $845,487 has been recorded at August 31, 1997.

In August, 1996, 10% of the outstanding common stock of ExproFuels, Inc., previously a wholly-owned subsidiary, was given as consideration to the Directors of ExproFuels, Inc. for services rendered.

During 1996, the Company exchanged 2,637,736 shares of its unregistered common stock for 131,860 gross acres (32,965 net acres) of undeveloped oil and gas properties with several parties brought to it by its investment banker.

In December, 1995, the Company exchanged with its Chairman a 32.5% mineral property interest for certain unproved oil and gas leasehold acreage valued at $225,000, a $100,000 note payable and certain other assets valued at $73,403.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are being filed as part of this annual report on Form 10-K after the signature page, commencing on page F-1.

     (1)      Financial Statements:

              Independent Auditors' Reports.
              Balance Sheets, August 31, 1997 and 1996
              Statements of Operations, Years Ended August 31, 1997, 1996 and 1995. Statements of Stockholders' Equity, Years Ended August 31, 1997, 1996 and 1995. Statements of Cash Flows, Years Ended August 31, 1997, 1996 and 1995.
              Notes to Financial Statements.

     (2) Financial Statement Schedule for the years ended August 31, 1997, 1996 and 1995:

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

         None Filed

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            THE EXPLORATION COMPANY
                                   Registrant



November 26, 1997                                By: /s/ James E. Sigmon
                                                     --------------------------
                                                     James E. Sigmon, President

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


SIGNATURES                               TITLE                                                  DATE
----------                               -----                                                  ----
/s/ Stephen M. Gose, Jr.
-------------------------
Stephen M. Gose, Jr.                     Chairman of the Board of Directors                       November 26, 1997



/s/ Thomas H. Gose
-------------------------
Thomas H. Gose                           Director and Assistant  Secretary                        November 26, 1997



/s/ James E. Sigmon
-------------------------
James E. Sigmon                          President and Director
                                         (Principal Executive Officer)                            November 26, 1997



/s/ Michael Pint
-------------------------
Michael Pint                             Director                                                 November 26, 1997



/s/ Robert L. Foree, Jr.
-------------------------
Robert L. Foree, Jr.                     Director                                                 November 26, 1997



/s/ Roberto R. Thomae
-------------------------
Roberto R. Thomae                        Chief Financial Officer                                  November 26, 1997
                                         Secretary/Treasurer
                                         (Principal Accounting Officer)

THE EXPLORATION COMPANY
INDEX TO FINANCIAL STATEMENTS
AUGUST 31, 1997 AND 1996









AUDITED FINANCIAL STATEMENTS                                Page
                                                            ----

Independent Auditors' Report                                F-1
Balance Sheets                                              F-2
Statements of Operations                                    F-4
Statements of Stockholders' Equity                          F-5
Statements of Cash Flows                                    F-6
Notes to Financial Statements                               F-7


SUPPORTING SCHEDULE

Schedule II - Valuation and Qualifying Reserves             F-19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Exploration Company

We have audited the balance sheets of The Exploration Company as of August 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Exploration Company as of August 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of The Exploration Company for each of the three years in the period ended August 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


AKIN, DOHERTY, KLEIN & FEUGE, P.C.
San Antonio, Texas
November 14, 1997

THE EXPLORATION COMPANY
BALANCE SHEETS
AUGUST 31, 1997 AND 1996


                                                                       1997            1996
                                                                   ------------    ------------

ASSETS

Current Assets:
    Cash and equivalents                                           $  6,198,069    $    967,838
    Accounts receivable, less allowance for doubtful accounts of
      $9,973 in 1996:
        Joint interest owners                                           127,602          11,587
        Oil and gas production                                          234,824          60,000
     Prepaid expenses and other                                          49,084            --
                                                                   ------------    ------------
           Total current assets                                       6,609,579       1,039,425

Property and Equipment:
    Oil and gas properties (successful efforts),
       less accumulated depreciation, depletion and
       amortization of $680,240 in 1997 and $422,240 in 1996         14,311,450       6,599,996
    Other property and equipment:
       Transportation and other equipment                               194,550          79,453
       Less accumulated depreciation and amortization                   (74,418)        (38,891)
                                                                   ------------    ------------
           Net property and equipment                                14,431,582       6,640,558

Other Assets:
    Net assets of ExproFuels                                               --           363,271
    Deferred financing fees, net of amortization of $20,000             180,000            --
    Other assets                                                        431,565         390,180
                                                                   ------------    ------------
                                                                        611,565         753,451
                                                                   ------------    ------------

Total Assets                                                       $ 21,652,726    $  8,433,434
                                                                   ============    ============


See notes to financial statements.

THE EXPLORATION COMPANY
BALANCE SHEETS
AUGUST 31, 1997 AND 1996


                                                                                  1997            1996
                                                                              ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                     $  1,832,037    $    264,018
    Due to joint interest owners                                                     8,513          12,224
    Accrued payroll and taxes                                                       46,406          24,307
    Current portion of long-term debt                                              944,013         772,500
    Current portion of capital lease obligations                                    17,962            --
                                                                              ------------    ------------
        Total current liabilities                                                2,848,931       1,073,049

Long-term Liabilities:
    Long-term debt                                                               4,000,000       1,689,697
    Capital lease obligations                                                       33,025            --
                                                                              ------------    ------------
        Total long-term liabilities                                              4,033,025       1,689,697

Stockholders' Equity:
    Common stock, par value $ .01 per share; authorized 200,000,000 shares;
      issued and outstanding 14,759,198 and 9,426,650 shares
      at August 31, 1997 and 1996                                                  147,592          94,266
    Additional paid-in capital                                                  35,928,054      23,482,432
    Accumulated deficit                                                        (21,304,876)    (17,906,010)
                                                                              ------------    ------------
        Total stockholders' equity                                              14,770,770       5,670,688
                                                                              ------------    ------------


Total Liabilities and Stockholders' Equity                                    $ 21,652,726    $  8,433,434
                                                                              ============    ============



See notes to financial statements.

THE EXPLORATION COMPANY
STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

                                                   1997            1996            1995
                                               ------------    ------------    ------------
REVENUES:
    Oil and gas sales                          $    976,882    $    455,221    $    304,342
    Other operating income                          106,629          66,372          26,911
                                               ------------    ------------    ------------
                                                  1,083,511         521,593         331,253

COSTS AND EXPENSES:
    Lease operations                                176,019          75,634          41,225
    Production taxes                                 71,954          28,357          21,312
    Exploration expenses                          1,549,095         677,170         151,142
    Abandoned leases and equipment                  153,066            --            21,000
    Impairment of mineral properties                 28,400            --           171,505
    Depreciation, depletion and amortization        293,527         170,525         106,200
    General and administrative                      938,638         513,896         730,711
                                               ------------    ------------    ------------
           Total costs and expenses               3,210,699       1,465,582       1,243,095
                                               ------------    ------------    ------------
                                                 (2,127,188)       (943,989)       (911,842)

Net loss from ExproFuels equity ownership        (1,215,259)       (680,825)       (968,889)
                                               ------------    ------------    ------------

Loss from operations                             (3,342,447)     (1,624,814)     (1,880,731)

Other Income (Expense):
    Interest income                                 283,462         122,428          13,098
    Interest expense                               (236,494)       (294,003)       (201,732)
    Loan fee amortization                          (103,387)        (84,000)        (84,000)
                                               ------------    ------------    ------------
                                                    (56,419)       (255,575)       (272,634)
                                               ------------    ------------    ------------

NET LOSS                                       $ (3,398,866)   $ (1,880,389)   $ (2,153,365)
                                               ============    ============    ============


AMOUNTS PER COMMON SHARE:
      Net loss per common share                $      (0.27)   $      (0.31)   $      (0.44)
                                               ============    ============    ============

    Weighted average number of common
       shares outstanding                        12,576,255       6,140,176       4,863,961
                                               ============    ============    ============



See notes to financial statements.

THE EXPLORATION COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995



                                              Common Stock           Additional
                                      ---------------------------      Paid-in      Accumulated
                                         Shares         Amount         Capital         Deficit          Total
                                      ------------   ------------   ------------    ------------    ------------

Balance at September 1, 1994             4,591,087   $     45,912   $ 15,439,465    $(13,872,256)   $  1,613,121

Issuance of common stock
    for cash                               299,056          2,990        504,937            --           507,927
Issuance of common stock
    in exchange for oil and
    gas properties                         350,227          3,502        710,240            --           713,742
Conversion of debt to
    common stock                           267,600          2,676        599,852            --           602,528
Issuance of common stock
    warrants with convertible stock           --             --           33,794            --            33,794
Common stock warrants exercised             20,000            200         59,800            --            60,000
Net loss for the year                         --             --             --        (2,153,365)     (2,153,365)
                                      ------------   ------------   ------------    ------------    ------------

BALANCE AT AUGUST 31, 1995               5,527,970         55,280     17,348,088     (16,025,621)      1,377,747


Issuance of common stock
    for cash                             1,175,000         11,750      2,088,250            --         2,100,000
Issuance of common stock
    in exchange for oil and
    gas properties                       2,723,680         27,236      4,578,502            --         4,605,738
Issuance of common stock
    warrants                                  --             --           12,500            --            12,500
Spin-off of ExproFuels, Inc.                  --             --         (544,908)           --          (544,908)
Net loss for the year                         --             --             --        (1,880,389)     (1,880,389)
                                      ------------   ------------   ------------    ------------    ------------

BALANCE AT AUGUST 31, 1996               9,426,650         94,266     23,482,432     (17,906,010)      5,670,688

Issuance of common stock
    for cash                             3,280,000         32,800     14,492,200            --        14,525,000
Issuance of common stock
    in exchange for oil and
    gas properties                       1,000,000         10,000      4,990,000            --         5,000,000
Adjustment of oil and gas
    properties to affiliates
    historical cost basis                     --             --       (9,773,154)           --        (9,773,154)
Common stock warrants
    exercised                              180,000          1,800        480,600            --           482,400
Conversion of debt to common stock         872,548          8,726      2,255,976            --         2,264,702
Net loss for the year                         --             --             --        (3,398,866)     (3,398,866)
                                      ------------   ------------   ------------    ------------    ------------

BALANCE AT AUGUST 31, 1997              14,759,198   $    147,592   $ 35,928,054    $(21,304,876)   $ 14,770,770
                                      ============   ============   ============    ============    ============


See notes to financial statements.

THE EXPLORATION COMPANY
STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995


                                                          1997             1996           1995
                                                       ------------    ------------    ------------

OPERATING ACTIVITIES:
    Net loss                                           $ (3,398,866)   $ (1,880,389)   $ (2,153,365)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation, depletion and amortization            293,527         170,525         106,200
        Amortization of financing fees                       83,887          86,105          92,302
        Abandoned leases, equipment and other               153,066         220,805          21,000
        Impairment of properties                             28,400            --           171,505
        ExproFuels operations and loan loss reserve       1,215,259         (80,284)       (121,330)
        Changes in operating assets and liabilities:
          Receivables                                      (290,839)         52,911         (98,246)
          Prepaid expenses and other                        (49,084)         35,343          27,043
          Accounts payable and accrued expenses           1,586,380          19,417         (78,284)
                                                       ------------    ------------    ------------
Net cash (used) in operating activities                    (378,270)     (1,375,567)     (2,033,175)

INVESTING ACTIVITIES:
    Development of oil and gas properties               (12,924,068)        (55,484)       (289,980)
    Purchase of transportation and other equipment         (115,071)        (86,277)       (104,644)
    Proceeds from sale of oil and gas properties               --              --           261,242
    Increase in note receivable                                --              --          (602,528)
    Proceeds from note receivable                              --           602,528            --
    Investments in and advances to ExproFuels              (826,224)       (442,426)       (150,000)
    Other assets                                           (331,036)         41,509         (98,304)
                                                       ------------    ------------    ------------
Net cash provided (used) in investing activities        (14,196,399)         59,850        (984,214)

FINANCING ACTIVITIES:
    Issuance of common stock, net of expenses            15,007,400       2,112,500       1,204,249
    Proceeds from long-term debt                          5,008,140         132,500       1,935,664
    Payments on long-term debt                             (210,640)        (40,100)       (142,914)
                                                       ------------    ------------    ------------
Net cash provided by financing activities                19,804,900       2,204,900       2,996,999
                                                       ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS               5,230,231         889,183         (20,390)

Cash and equivalents at beginning of year                   967,838          78,655          99,045
                                                       ------------    ------------    ------------

CASH AND EQUIVALENTS AT END OF YEAR                    $  6,198,069    $    967,838    $     78,655
                                                       ============    ============    ============


SUPPLEMENTAL DISCLOSURES
    Cash paid for interest                             $    151,955    $    295,360    $    179,635
    Cash paid for income taxes                                 --              --              --


See notes to financial statements.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: The financial statements include the accounts of The Exploration Company (the Company) which is engaged in the business of acquiring, exploring and developing oil and gas properties. The Company's oil and gas operations are located primarily in Texas, North Dakota and Montana.

In 1993, the Company commenced operations in the alternative fuels industry through a division called ExproFuels. ExproFuels converted vehicle engines that use gasoline for combustion to propane or natural gas, supplies alternative fuels to customers and constructs alternative fuels refueling facilities. Customers are primarily located in Texas and Arizona. The ExproFuels division was incorporated in August, 1996, and was spun off from The Exploration Company on September 3, 1996, with an approximate 40% equity ownership being retained. At August 31, 1996, financial position and results of operations of ExproFuels, Inc. were reported for all years presented in accordance with disposal of a line of business with a significant retained interest. The Company's net assets in ExproFuels, Inc. was reduced to $0 in 1997 by recognition of its equity ownership in losses.

Cash and Equivalents: Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

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

Other Property and Equipment: Transportation and other equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years. Major renewals and betterments are capitalized while repairs are expensed as incurred. Included in other property and equipment at August 31, 1997 are assets under capital lease of $51,302, net of accumulated depreciation of $12,825. Amortization related to capital lease obligations is included in the Statement of Operations under depreciation, depletion and amortization.

Federal Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided against net deferred assets for which realization is doubtful.

Net Loss Per Share: Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not considered in the computation of net loss per common share as their effect is anti-dilutive.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally accounts receivables. Accounts receivable are generally from companies with significant oil and gas marketing activities. The Company performs ongoing credit evaluations and generally requires no collateral from customers.

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

Government Regulations: Substantially all of the Company's producing oil and gas properties are subject to Federal, state and local provisions regulating the discharge of materials into the environment. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

Restoration and Removal Liabilities: The estimated costs of restoration and removal of producing property well sites is generally less than the estimated salvage value of the respective property. Accordingly, the Company has not provided for an additional liability accrual.

Fair Value of Financial Instruments: The only financial instruments of the Company at August 31, 1997 and 1996, are cash and equivalents, trade accounts receivable and payable, and long-term debt. In all cases the carrying amount of financial instrument approximates fair value.

Revenue Recognition: The Company recognizes oil and gas revenue from its interest in producing wells as the oil and gas is sold from the wells.

Reclassifications: Certain amounts for 1996 and 1995 have been reclassified for comparative purposes to 1997.


NOTE B - LONG TERM DEBT

Long-term debt and capitalized lease obligations consist of the following at August 31:

                                                                                     1997            1996
                                                                                --------------     ---------
Convertible notes payable with interest at 6%,
interest due at maturity and principal due in full
on December 31, 2001 ($3,800,000) and
January 27, 2002 ($200,000).  See below.                                          $ 4,000,000        $    --

Note payable under $1,000,000 line of credit with Kantonalbank, Luzern
Switzerland, with interest floating at the bank's market rate (3.30% at August
31, 1997), unsecured and
due on demand                                                                         940,481             --

Installment note due financing company, with
interest rate at 11.90%, due in monthly installments
of $401 and secured by vehicle.                                                         3,532             --

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE B - LONG TERM DEBT - CONTINUED

                                                                                     1997                1996
                                                                                  -----------         ----------

Capital lease obligations, with imputed interest rates from 21.33% to 22.64%, due in monthly installments
of $2,296 and secured by related equipment.                                            50,987                 --

Convertible note payable to Trust, with interest
at 11.50%, and principal due beginning August 1997;
secured by certain oil and gas properties.  See below.                                     --          1,764,697

Convertible note payable to partnership, with interest
at 10%, and principal due in May 1997.  See below.                                         --            500,000

Notes payable to individual, with interest at 12%, due
currently, and secured by certain common stock of the Company.                             --            197,500
                                                                                  -----------        -----------

    Total long-term debt and capitalized lease obligations                          4,995,000          2,462,197

Less current portion                                                                 (961,975)          (772,500)
                                                                                  -----------        -----------

    Long-term portion of debt and capitalized lease obligations                   $ 4,033,025        $ 1,689,697
                                                                                  ===========        ===========


Convertible $4,000,000 Notes Payable: During the current year the Company issued two separate convertible debentures, both with identical terms, except for the due date. Each debentures accrues interest at 6% until maturity, and are convertible at the payees option, in total amount only, into common stock of the Company at the conversion rate of $5 per share of common stock. The Company has the right to force conversion after its common stock has been trading at $7.50 for ten consecutive days. Conversion may not occur prior to January 1, 1998, and if converted, the stock issued by the Company must be without restrictive legend.

Convertible $1,764,697 Notes Payable: On August 2, 1994, the Company entered into a master note payable and indenture of trust agreement for up to $2,000,000 principal amount, secured by certain oil and gas properties. The notes includes interest at 11.50%, payable semi-annually on January 1 and July 1, and a conversion option at $2.50 per common share of stock. The Company may force the conversion at the same price per share in the event the closing bid price of the Company's common stock has closed at $6.00 per share for fifteen consecutive days. During 1997, the notes were converted into 705,882 shares of the Company's common stock.

Convertible $500,000 Note Payable: On May 25, 1994, the Company issued a $500,000, three year, convertible promissory note payable to a partnership. The terms of the note include interest at 10% per annum, payable quarterly, and a conversion option at $3.00 per common share of stock. The note was callable at the option of the Company in the event the closing bid price of the Company's common stock averaged $7.00 for a period of forty-five days. During 1997, the note was converted into $166,666 shares of the Company's common stock.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE B - LONG TERM DEBT - CONTINUED

The following is a schedule of principal maturities of long-term debt and capital lease obligation as of August 31, 1997:

     Fiscal Year Ended
        August 31          Debt           Leases          Total
      -------------     ----------      ----------      ----------

          1998          $  944,013      $   17,962      $  961,975
          1999                --            22,304          22,304
          2000                --            10,721          10,721
          2001           4,000,000            --         4,000,000
                        ----------      ----------      ----------

                        $4,944,013      $   50,987      $4,995,000
                        ==========      ==========      ==========


Future minimum rentals under all capital leases are as follows:

        1998                                                         $ 27,552
        1999                                                           27,552
        2000                                                            4,608
                                                                     --------
        Total minimum rentals                                          59,712
        Less amount representing interest,
          executory costs and profit                                    8,725
                                                                     --------
        Present value of capital lease obligations                   $ 50,987
                                                                     ========


NOTE C - STOCKHOLDERS' EQUITY

Stock Options: The Company grants options to its officers, directors, and key employees under its 1995 Flexible Incentive Plan. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FASB 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's stock option plan has authorized the grant of options to management, directors, and key personnel for up to 400,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable based on the specific terms imposed at the date of grant, generally ranging up to three years.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.25% and 6.25%; dividend yields of -0-% and -0-%; volatility factors of the expected market price of the Company's common stock of .300 and .300; and a weighted-average expected life of the option of five years.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE C - STOCKHOLDERS' EQUITY - CONTINUED

The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended August 31:

                                                        1997                1996
                                                   -------------       ------------
          Pro forma net (loss)                     $  (3,539,881)      $  (1,800,389)

          Pro forma net loss per common share      $       (0.28)      $       (0.31)


A summary of the status of the Company's stock options as of August 31, 1997 and 1996, and changes during the fiscal years then ended, is presented below:

                                                              1997                               1996
                                                   ---------------------------        ---------------------------
                                                              Weighted-Average                   Weighted-Average
                                                   Shares      Exercised Price        Shares      Exercise Price
                                                   ------      ---------------        ------      --------------

Outstanding options at beginning of year           229,800         $ 2.77             279,800        $ 2.72
     Granted                                       210,000           5.46                 -             -
     Exercised                                         -              -                   -             -
     Forfeited                                         -              -               (50,000)         2.50
                                                   -------         ------             -------        ------

Outstanding options at end of year                 439,800         $ 4.06             229,800        $ 2.77
                                                   =======         ======             =======        ======

Options exercisable at end of year                 339,800         $ 3.32             229,800        $ 2.77
                                                   =======         ======             =======        ======

Weighted-average fair value of
 options granted during the year                                   $ 1.57                            $  -
                                                                   ======                            ======

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE C - STOCKHOLDERS' EQUITY - CONTINUED

The following table summarizes information about the options outstanding at August 31, 1997:

                                        Options Outstanding                            Options Exercisable
                         -------------------------------------------------       ------------------------------
                                        Weighted-Average
                           Number          Remaining      Weighted-Average         Number      Weighted-Average
        Exercise Price   Outstanding    Contractual Life   Exercise Price        Exercisable    Exercise Price
        --------------   -----------    ----------------  ----------------       -----------   ----------------

           $ 2.00           10,000        5.3 years           $ 2.00               10,000          $ 2.00
             2.34           50,000        1.8 years             2.34               50,000            2.34
             2.75          100,000        7.5 years             2.75              100,000            2.75
             2.62           60,000        9.0 years             2.62               60,000            2.62
             3.13           60,000        1.8 years             3.13               60,000            3.13
             3.91            9,800        4.3 years             3.91                9,800            3.91
             6.60          150,000        9.6 years             6.60               50,000            6.60
                          --------        ---------           ------              -------          ------

                           439,800        6.9 years           $ 4.06              339,800          $ 3.32
                          ========        =========           ======              =======          ======


Stock Warrants: The following is a summary of warrants outstanding at August 31, 1997:

                                                                                 Weighted     Weighted
                                                                                  Average      Average
                                                               Range of          Exercise    Contractual
               Purpose                        Number            Prices            Price         Life
--------------------------------------        ------           --------          --------    -----------

Convertible notes and equity financing         830,606      $ 2.00 - $6.00       $ 3.26      3.1 years

Services rendered                              150,000       2.18 -   2.68         2.52      9.5 years


NOTE D - OPERATING LEASES

The Company leases its primary office space for $7,420 per month through February 29, 1998. The Company is also contingently liable on leases of ExproFuels, Inc. in an amount of approximately $57,300 at August 31, 1997.

For the years ended August 31, 1997, 1996 and 1995, the Company incurred rent expense of $91,639, $91,144 and $90,420, respectively. Future minimum rentals under all noncancellable real estate leases are as follows:

         Fiscal Year Ended
             August 31                               Amount
         -----------------                        ----------

             1998                                 $   90,580
             1999                                     92,115
             2000                                     46,057
                                                   ---------

             Future minimum rentals                $ 228,752
                                                   =========

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE E - FEDERAL INCOME TAXES

The Company has incurred losses for both financial statement and income tax purposes. A valuation allowance equal to the net deferred tax asset has been recorded due to the uncertainty of the realization of the asset. The following items give rise to the deferred tax assets and liabilities at August 31:

                                                                      1997                1996
                                                                  ------------        ------------

          Deferred tax assets:
            Tax net operating loss carryforwards                  $ 17,664,000        $ 16,321,000
            Provision for loan losses                                  845,000                --
            Impairment of oil and gas and mineral properties           460,000             434,000
            Other temporary differences - net                            3,000               3,000
                                                                  ------------        ------------

          Gross deferred tax assets                                 18,972,000          16,758,000
          Statutory tax rate                                                34%                 34%
                                                                  ------------        ------------
                                                                     6,450,480           5,697,720

          Unused general business credits                               30,000              30,000
                                                                  ------------        ------------
          Net deferred tax assets                                    6,480,480           5,727,720
          Less valuation allowance                                  (6,480,480)         (5,727,720)
                                                                  ------------        ------------

          Deferred income tax asset recorded                      $        -0-        $        -0-
                                                                  ============        ============


The net operating loss carryforwards available at August 31, 1997, and the related expiration dates are as follows:

                 Expires
                August 31                            Amount
                ---------                         -------------

                1998                               $    443,000
                1999                                    131,000
                2000                                    480,000
                2001                                  1,200,000
                2002                                  1,960,000
                2003 to 2007                          3,261,000
                2008 to 2012                         10,189,000
                                                   ------------

                                                   $ 17,664,000
                                                   ============


NOTE F - RELATED PARTY TRANSACTIONS

During 1997, the Company purchased undeveloped oil and gas leases covering approximately 222,000 net acres for exploration in the Williston Basin of North Dakota and Montana. The acquisition was paid for with $22,000,000 cash and the issuance of 1,000,000 shares of common stock valued at $5 per share. 67% of the acquisition was from a company affiliated with two directors of the Company. Concurrently with the acquisition the Company sold to third parties a 42.5% net profits interest in wells to be drilled on the oil and gas leases for $17,000,000 cash. The oil and gas leases acquired have been reported at the affiliates historical cost basis, resulting in a reduction to the basis in the properties of $9,773,154, and a charge for the same amount to additional paid-in capital.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE F - RELATED PARTY TRANSACTIONS - CONTINUED

During 1997, the Company advanced ExproFuels $561,224 under a formal credit arrangement, and committed to advance an additional $265,000 through December 31, 1997. Interest is at 8% and the entire amount of principal and interest is due December 31, 1998. However, due to the financial condition of ExproFuels, a provision for loan loss of the outstanding balance, accrued interest and commitment in the total amount of $845,487 has been recorded at August 31, 1997. The average balance outstanding on the loan during the current fiscal year was $191,690.

In August, 1996, 10% of the outstanding common stock of ExproFuels, Inc., previously a wholly-owned subsidiary, was given to the Directors of ExproFuels, Inc. as consideration for services rendered.

During 1996, the Company exchanged 2,637,736 shares of its unregistered common stock for 131,860 gross acres (32,965 net acres) of undeveloped oil and gas properties with several parties brought to the Company by its investment banker.

In December, 1995, the Company exchanged with its Chairman a 32.5% mineral property interest for certain unproved oil and gas leasehold acreage valued at $225,000, a $100,000 note and certain other assets valued at $73,403.

In August, 1995, an affiliated company loaned the Company $50,000. The loan was repaid in full on August 31, 1995.

During 1995, the Company acquired from an affiliate unproved oil and gas leasehold acreage with a basis of $300,000, for 186,731 shares of the Company's common stock.


NOTE G - OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Capitalized Costs and Costs Incurred Relating to Oil and Gas Activities

The Company's investment in oil and gas properties is as follows at August 31:

                                        1997               1996
                                    ------------       ------------

Proved properties                   $  4,961,616       $    936,694
Less reserve for impairment             (119,250)           (90,850)
                                    ------------       ------------
    Net proved properties              4,842,366            845,844
Unproved properties                   10,149,324          6,176,392
                                    ------------       ------------

Total oil and gas properties          14,991,690          7,022,236

Less accumulated depreciation,
  depletion and amortization            (680,240)          (422,240)
                                    ------------       ------------

Net capitalized cost                $ 14,311,450       $  6,599,996
                                    ============       ============

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE G - OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES - CONTINUED

Costs incurred, capitalized, and expensed in oil and gas producing activities are as follows:

                                                                     1997              1996               1995
                                                                   --------          --------           ------

Property acquisition costs, unproved                           $ 13,517,743       $ 4,951,598          $ 748,321

Property development and exploration costs                        4,024,922           732,654            511,944

Depreciation, depletion and amortization                            258,000           160,000            102,000

Depletion per equivalent barrel of production                          4.50              4.12               3.17

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

Proved reserves are estimates of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing well, equipment and operating methods. The estimates have been prepared by an independent reservoir engineering firm.

                                            Oil              Gas
                                         (Barrels)          (MCF)
                                         ----------       ----------

Reserves at August 31, 1994                   8,294          969,018
    Discoveries                                --             55,709
    Revisions of previous estimates           8,428          495,027
    Production                               (2,598)        (177,238)
                                         ----------       ----------

Reserves at August 31, 1995                  14,124        1,342,516

    Discoveries                               5,710          525,000
    Revisions of previous estimates           3,598          241,248
    Production                               (2,862)        (215,274)
                                         ----------       ----------

Reserves at August 31, 1996                  20,570        1,893,490

    Discoveries                             289,770        1,147,345
    Revisions of previous estimates         (41,554)        (678,676)
    Production                              (23,086)        (206,059)
                                         ----------       ----------

Reserves at August 31, 1997                 245,700        2,156,100
                                         ==========       ==========

All of the Company's proved reserves are developed and are located in the continental United States.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE G- OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES - CONTINUED

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

Set forth below is the Standardized Measure relating to proved oil and gas reserves at August 31:

                                                     1997              1996              1995
                                                  -----------       -----------       -----------

Future cash inflows                               $ 8,814,000       $ 4,658,670       $ 2,144,655
Future production and development costs            (1,919,000)         (680,120)         (250,943)
                                                  -----------       -----------       -----------
Future net cash inflows before income tax           6,895,000         3,978,550         1,893,712
Future income tax expense                                --                --                --
                                                  -----------       -----------       -----------
  Future net cash flows                             6,895,000         3,978,550         1,893,712
10% annual discount to reflect
  timing of net cash flows                         (2,163,000)       (1,778,810)         (671,672)
                                                  -----------       -----------       -----------

Standardized Measure of discounted future
  net cash flows relating to proved reserves      $ 4,732,000       $ 2,199,740       $ 1,222,040
                                                  ===========       ===========       ===========


Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

The following is an analysis of the changes in the Standardized Measure:

                                                     1997              1996              1995
                                                  -----------       -----------       -----------

Standardized Measure, beginning of year           $ 2,199,740       $ 1,222,040       $ 1,049,458
Discoveries                                         5,741,710           613,500            36,106
Sales and transfers, net of production costs         (728,909)         (362,947)         (261,805)
Revisions in quantity and price estimates          (2,260,567)          849,351           503,227
Accretion of discount                                (219,974)         (122,204)         (104,946)
                                                  -----------       -----------       -----------

Standardized Measure, end of period               $ 4,732,000       $ 2,199,740       $ 1,222,040
                                                  ===========       ===========       ===========

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE H - SEGMENT INFORMATION AND MAJOR CUSTOMERS

In 1997, the Company operated only in the oil and gas exploration industry. In 1996 and 1995, the Company also operated in the alternative fuels industry. Operations in the oil and gas industry consist of acquiring, exploring and developing oil and gas properties. Operations in the alternative fuels industry were conducted through the Company's ExproFuels division, (see Notes A and I) and are reported as a separate line item on the balance sheet and statement of operations.

The Company's oil and gas sales include amounts sold to two major purchasers in the three years ended August 31, as follows:

                     Purchaser              1997             1996           1995
                   -------------         ---------         ---------     ---------

                           A             $ 732,000         $ 371,000     $ 192,000
                           B               122,000            31,000        30,000


NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Year Ended August 31, 1997
The Company issued 1,000,000 shares of its common stock in exchange for oil and gas properties (valued at the market price per share for unregistered stock).

The Company converted $2,264,702 of debentures into 872,548 shares of its common stock.


Year Ended August 31, 1996
The Company issued 2,723,680 shares of its common stock in exchange for oil and gas properties (valued at the market price per share for unregistered stock).

The Company exchanged a 32.5% mineral property interest for certain oil and gas properties valued at $225,000, a $100,000 note and certain other assets valued at $73,403.


Year Ended August 31, 1995
The Company issued 186,731 shares of its common stock to an affiliate in exchange for $300,000 of oil and gas properties (valued at the historical cost basis of the common-control affiliate for unregistered stock).

The Company issued 163,496 shares of its common stock in exchange for $413,743 of oil and gas properties (valued at the market price per share for unregistered stock).

The Company issued 61,212 shares of its common stock to a Director for cash of $85,731 and a receivable for $72,196. The receivable was fully collected on November 8, 1995.

THE EXPLORATION COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1997, 1996 AND 1995


NOTE J - FOURTH QUARTER ADJUSTMENT (UNAUDITED)

During the fourth quarter of the fiscal year ended August 31, 1997, the Company made a provision for loan loss of the outstanding balance, accrued interest and its loan commitment with ExproFuels in the total amount of $845,487. See Note F.

THE EXPLORATION COMPANY
SCHEDULE II - VALUATION AND QUALIFYING RESERVES
FOR THE THREE YEARS ENDED AUGUST 31, 1997


                                                  Balance       Charges to                       Balance
                                                 Beginning      Costs and                        End of
                                                 of Period       Expense          Write-offs     Period
                                                ----------      ----------        ----------     -------

YEAR ENDED AUGUST 31, 1997
    Allowance for doubtful accounts -
      trade accounts                            $    9,973      $       --        $   (9,973)     $   --
                                                ==========      ============      ==========      ========

    Impairment of loan to ExproFuels, Inc.      $     --        $    845,487      $     --        $845,487
                                                ==========      ============      ==========      ========


YEAR ENDED AUGUST 31, 1996
    Allowance for doubtful accounts -
      trade accounts                            $    9,973      $       --        $     --        $  9,973
                                                ==========      ============      ==========      ========



YEAR ENDED AUGUST 31, 1995
    Allowance for doubtful accounts -
      trade accounts                            $    9,973      $       --        $     --        $  9,973
                                                ==========      ============      ==========      ========

EXPROFUELS, INC.
CONTENTS
AUGUST 31, 1997



                                                                             Page
                                                                             ----
AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report                                                 S-1
Balance Sheet                                                                S-2
Statements of Operations                                                     S-4
Statements of Stockholders' Equity (Deficit)                                 S-5
Statements of Cash Flows                                                     S-6
Notes to Financial Statements                                                S-7


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ExproFuels, Inc.

We have audited the balance sheet of ExproFuels, Inc. as of August 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExproFuels, Inc. as of August 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations since inception, has a deficiency of current assets to current liabilities of $478,623, an accumulated deficit in retained earnings of $4,238,600, and a deficiency in stockholders' equity of $712,464 at August 31, 1997, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


AKIN, DOHERTY, KLEIN & FEUGE, P.C.
San Antonio, Texas
November 14, 1997

SEE NOTES TO FINANCIAL STATEMENTS.
EXPROFUELS, INC.
BALANCE SHEET
AUGUST 31, 1997



ASSETS

Current Assets:
    Cash and equivalents                                                                            $   31,647
    Accounts receivable, less allowance for doubtful
          accounts of $10,000                                                                          141,754
     Inventories                                                                                       400,517
     Prepaid expenses and other                                                                         34,159
                                                                                                    ----------
        Total current assets                                                                           608,077

Property and Equipment:
    Transportation and other equipment                                                                 133,883
    Equipment under capital leases                                                                      93,326
    Fuel stations                                                                                      280,889
                                                                                                    ----------
        Total property and equipment                                                                   508,098
    Less accumulated depreciation and amortization                                                    (270,436)
                                                                                                    ----------
          Net property and equipment                                                                   237,662

Other Assets:
    Investments in and advances to CNG, net of provision
       for impairment and allowance of $620,658                                                             --
    Other assets                                                                                        45,099
                                                                                                    ----------
                                                                                                        45,099
                                                                                                    ----------
Total Assets                                                                                        $  890,838
                                                                                                    ==========

SEE NOTES TO FINANCIAL STATEMENTS.
EXPROFUELS, INC.
BALANCE SHEET
AUGUST 31, 1997



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable and accrued expenses                                                          $   495,468
    Current portion of long-term debt-nonaffiliates                                                      8,945
    Current portion of long-term debt-affiliates                                                       561,225
    Current portion of capital lease obligations                                                        21,062
                                                                                                   -----------
        Total current liabilities                                                                    1,086,700

Long-term Liabilities:
    Long-term debt-nonaffiliates                                                                       107,946
    Long-term debt-affiliates                                                                          400,000
    Capital lease obligations                                                                            8,656
                                                                                                   -----------
        Total long-term liabilities                                                                    516,602

Stockholders' Equity (Deficit):
    Common stock, par value $ .01 per share; authorized 50,000,000
      shares; issued and outstanding 4,000,000 shares                                                   40,000
    Additional paid-in capital                                                                       3,486,136
    Accumulated deficit                                                                             (4,238,600)
                                                                                                   -----------
        Total stockholders' equity (deficit)                                                          (712,464)



Total Liabilities and Stockholders' Equity (Deficit)                                               $   890,838
                                                                                                   ===========

EXPROFUELS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1997 AND 1996



                                                                                                           1997           1996
                                                                                                       ------------   -----------

REVENUES:
    Conversion sales                                                                                   $    643,607   $   557,641
    Fuel station construction sale                                                                          148,453       301,115
    Alternative fuel sales                                                                                  333,950       187,645
                                                                                                       ------------   -----------
                                                                                                          1,126,010     1,046,401

COSTS AND EXPENSES:
    Cost of sales                                                                                         1,004,613       752,024
    Shop general and administrative                                                                         420,983       484,920
    Depreciation and amortization                                                                            88,654        85,574
    General and administrative                                                                              583,320       404,708
    Impairment of investment in CNG                                                                         620,658            --
                                                                                                       ------------   -----------
           Total costs and expenses                                                                       2,718,228     1,727,226
                                                                                                       ------------   -----------

LOSS FROM OPERATIONS                                                                                     (1,592,218)     (680,825)

Other Income (Expense):
    Sublease rental income                                                                                   13,500        58,500
    Interest income                                                                                             730           959
    Other income                                                                                              9,667            --
    Interest expense                                                                                        (52,321)      (23,648)
                                                                                                       ------------   -----------
                                                                                                            (28,424)       35,811

NET LOSS                                                                                               $ (1,620,642)  $  (645,014)
                                                                                                       ============   ===========

PER SHARE DATA:

Net loss per common share                                                                              $       (.41)  $      (.16)
                                                                                                       ============   ===========

Weighted average number of
  common and common equivalent
  shares outstanding                                                                                      4,000,000     4,000,000
                                                                                                       ============   ===========


SEE NOTES TO FINANCIAL STATEMENTS.

EXPROFUELS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED AUGUST 31, 1997 AND 1996



                                                   Common Stock                Additional
                                         -------------------------------         Paid-in          Accumulated
                                            Shares              Amount           Capital            Deficit           Total
                                         -----------          ----------      -----------        ------------     -------------
BALANCE AT SEPTEMBER 1, 1995                      --          $       --      $        --        $ (1,972,944)    $ (1,972,944)

    Issuance of common stock               4,000,000              40,000          (40,000)                 --               --
    Contribution of capital by
      parent                                      --                  --        3,526,136                  --        3,526,136
    Net loss for the year                         --                  --               --            (645,014)        (645,014)
                                         -----------          ----------      -----------        ------------     ------------

BALANCE AT AUGUST 31, 1996                 4,000,000              40,000        3,486,136          (2,617,958)         908,178

    Net loss for the year                         --                  --               --          (1,620,642)      (1,620,642)
                                         -----------          ----------      -----------        ------------     ------------

BALANCE AT AUGUST 31, 1997                 4,000,000          $   40,000      $ 3,486,136        $ (4,238,600)    $   (712,464)
                                         ===========          ==========      ===========        ============     ============





SEE NOTES TO FINANCIAL STATEMENTS.

EXPROFUELS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1997 AND 1996

                                                                                              1997                1996
                                                                                          ------------        ----------

OPERATING ACTIVITIES:
    Net loss                                                                              $ (1,620,642)       $ (645,014)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Change in allowance for doubtful accounts                                               (25,000)               --
       Proceeds from sale of equipment                                                           5,816                --
    Reserve for impairment and allowance on CNG                                                620,658                --
       Depreciation                                                                             80,320            85,574
    Amortization                                                                                 8,334                --
    Changes in operating assets and liabilities:
    Receivables                                                                                 37,947            66,775
    Inventory                                                                                 (256,550)          (40,011)
    Prepaid expenses and other                                                                 (14,813)            6,025
    Accounts payable and accrued expenses                                                      239,284           (99,465)
                                                                                          ------------        ----------
Net cash (used) in operating activities                                                       (924,646)         (626,116)

INVESTING ACTIVITIES:
    Purchase of property and equipment                                                         (48,904)          (79,946)
    Investments in and advances to CNG                                                         (28,232)         (442,426)
    Other assets                                                                               (10,112)           10,097
                                                                                          ------------        ----------
Net cash (used) in investing activities                                                        (87,248)         (512,275)

FINANCING ACTIVITIES:
    Advances from affiliate                                                                    561,225         1,192,095
    Proceeds from long-term debt                                                               500,000                --
    Payments on long-term debt                                                                 (38,555)          (40,096)
                                                                                          ------------        ----------
Net cash provided by financing activities                                                    1,022,670         1,151,999
                                                                                          ------------        ----------

INCREASE IN CASH AND EQUIVALENTS                                                                10,776            13,608

Cash and equivalents at beginning of year                                                       20,871             7,263
                                                                                          ------------        ----------

CASH AND EQUIVALENTS AT END OF YEAR                                                       $     31,647        $   20,871
                                                                                          ============        ==========



SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                                                $     27,532        $   22,636
    Cash paid for income taxes                                                                      --                --



See notes to financial statements.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: ExproFuels, Inc. (the Company), formerly a division of The Exploration Company (TXCO), began operating as a wholly-owned subsidiary of TXCO August 15, 1996, following the issuance of 4,000,000 shares of its common stock. The Company converts vehicle engines that use gasoline for combustion to propane or natural gas, supplies alternative fuels to customers, and constructs alternative fuels refueling facilities. Customers are primarily located in Texas and Arizona.

On August 30, 1996, TXCO distributed to it's Directors 400,000 common stock shares it owned in ExproFuels, Inc. for services rendered, thereby reducing TXCO's ownership interest from 100% to 90%.

On August 29, 1997, TXCO distributed 1,910,000 common stock it owned in ExproFuels, Inc. to TXCO stockholders of record as of September 13, 1997. The effect of the distribution was to reduce TXCO's ownership in ExproFuels, Inc. to approximately 42%.

The Statement of Operations for the year ended August 31, 1996 includes the accounts of ExproFuels while operated as a division of TXCO (September 1, 1995 through August 14, 1996) and as a subsidiary of TXCO (August 15, 1996 through August 31, 1996).

Cash and Equivalents: Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

Inventories: Inventories, consisting principally of finished goods (parts), are valued at the lower of cost or market using the first-in, first-out method of accounting.

Property and Equipment: Transportation and other equipment, equipment reported under capitalized leases and fuel stations are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

Federal Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided against net deferred assets for which realization is doubtful.

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. The Company's raw materials are readily available and the Company is not dependent on a single supplier or a few suppliers. The Company generally requires no collateral from its customers.

Corporate Expenses: The Company shares office space, office equipment and certain personnel with TXCO. The Statements of Operations for the years ended August 31, 1997 and 1996 include all direct and indirect costs of the Company, incurred either by it or on its behalf by TXCO. The most significant common expenses have been allocated to the Company generally as follows: a) payroll and related costs have been allocated on a pro-rata basis using an estimate of the percentage of time devoted by the personnel (those personnel with responsibilities for both companies) to TXCO and ExproFuels; b) office costs, including rents, corporate depreciation and similar charges have been allocated pro-rata based on a determination of the corporate office square footage used by each Company's direct personnel to total office square footage. Other general and administrative charges are not significant, but have generally been allocated based on a combination of a) and b).

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Net Loss Per Share: Loss per common and common equivalent share are computed by dividing net loss by the weighted average number of shares outstanding during the period. Common stock issued in connection with the Company's incorporation on August 15, 1996 has been assumed to be outstanding for all periods presented.

Government Regulations: Substantially all of the Company's facilities are subject to Federal, state and local provisions regulating the discharge of materials into the environment. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

Fair Value of Financial Instruments: The only financial instruments of the Company at August 31, 1997 and 1996, are cash and equivalents, trade accounts receivable and payable, and long-term debt. In all cases the carrying amount of the financial instruments approximates fair value.

Revenue Recognition: The Company recognizes conversion sales and fuel station construction sales upon completion of the work. Fuel sales are recognized at the time of the sale.


NOTE B - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been substantially reliant on The Exploration Company to fund its cash requirements. As shown in the financial statements, the Company has suffered recurring losses, has a deficiency of current assets to current liabilities of $478,623, an accumulated deficit in retained earnings of $4,238,600 at August 31, 1997, and a deficiency in stockholders' equity of $712,464. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as going concern.

Management is seeking alternatives, including raising additional debt or equity financing. See Note D. The Company's ability to continue to operate is dependent upon successfully accomplishing some or all of these or other alternatives, and ultimately to attain profitable operations.


NOTE C - INVESTMENTS IN AND ADVANCES TO CNG INTERNATIONAL

The Company has invested $620,658 at August 31, 1997 in CNG International, L.L.C., a Tennessee company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzbekistan, a former Soviet Republic. The total investment of $620,658 is composed of an equity investment of $381,123 and accounts receivable of $239,535. At August 31, 1997, ExproFuels, Inc. owned an 11% interest in CNG International and accounted for its ownership interest using the cost method of accounting.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE C - INVESTMENTS IN AND ADVANCES TO CNG INTERNATIONAL - CONTINUED

In July, 1997, management became aware that its relationship with the majority owners of CNG International had deteriorated to the level whereby the Company filed suit in federal court to force payment of its accounts receivable of $239,535. The majority owners of CNG International in turn countersued ExproFuels, Inc. claiming, among other things, breach of contracts. The Company is vigorously contesting the countersuit, and management believes it will ultimately be successful in the legal claims. However, management has concluded its investment in CNG International of $381,123 is at risk, and timely or ultimate collection of its account receivable of $239,535 is doubtful. Accordingly, at August 31, 1997 the Company has fully impaired its investment of $381,123 and allowed for its accounts receivable of $239,535.


NOTE D - LONG TERM DEBT

Long-term debt and capitalized lease obligations consist of the following at August 31, 1997:


    Notes payable to financial institutions, with interest rates from 8.50% to
    12%,due in monthly installments of $901
    and secured by certain vehicles.                                                                  $   16,891

    Capital lease obligations, with imputed interest rates from 16.21% to
    19.82%, due in monthly installments of $2,349
    and secured by related leased equipment.                                                              29,718

    Convertible notes payable with interest at 6%, interest due quarterly and principal due from July, 1999 to February,
    2000.  See below.                                                                                    500,000

    Notes payable to affiliate with interest at 8%, due on demand
    and unsecured.  See below.                                                                           561,225
                                                                                                      ----------
         Total long-term debt and capitalized lease obligations                                        1,107,834

    Less current portion                                                                                 591,232
                                                                                                      ----------
         Long-term portion of debt and capitalized lease obligations                                  $  516,602
                                                                                                      ==========


Convertible Notes Payable: During the current year, the Company issued four separate unsecured convertible debentures, all with identical terms, except for the due date, if not converted. Each debenture requires quarterly interest payments computed at 6%, and are convertible at the payee's option into common stock of the Company at the rate of $1 of debt to 1 share of common stock. The Company has the right to force conversion if it attains $2,000,000 in total assets. The convertible debentures were issued to parties related to the Company ($400,000) and to an unrelated third party ($100,000), and, if not converted, are due from September 18, 1999 to April 11, 2000.

Notes Payable to Affiliate: During the current year the Company's former parent, TXCO, made advances to it under a note agreement in the total amount of $561,225. The debt accrues interest at 8% and is due in full on December 31, 1998, but may be demanded by TXCO at any time.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE D - LONG TERM DEBT - CONTINUED

The following is a schedule of principal maturities of long-term debt and capital lease obligations as of August 31, 1997:




          Fiscal Year Ended
               August 31                                           Debt               Leases            Total
         ---------------------                                 ------------        -----------       -----------
                1998                                           $    570,170        $    21,062       $   591,232
                1999                                                205,839              8,656           214,495
                2000                                                302,107                 --           302,107
                                                               ------------        -----------       -----------

                                                               $  1,078,116        $    29,718       $ 1,107,834
                                                               ============        ===========       ===========


Future minimum rentals under all capital leases are as follows:

                1998                                                               $    28,212
                1999                                                                     7,615
                                                                                   -----------
                Total minimum rentals                                                   35,827
                    Less amount representing interest,
                       executory costs and profit                                        6,109

                Present value of capital lease obligations                         $    29,718
                                                                                   ===========


NOTE E - STOCKHOLDERS' EQUITY

Preferred Stock: The Company has authorized 10,000,000 shares of preferred stock, none of which is issued. Terms and rights of the stock have not been established by the Board of Directors.

Stock Options: The Company grants options to its officers, directors, and key employees under its 1996 Flexible Incentive Plan. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FASB 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's stock option plans have authorized the grant of options to management, directors, and key personnel for up to 400,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable based on the specific terms imposed at the date of grant, generally ranging up to three years from the date of the grant.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.25% and 6.25%; dividend yields of -0-% and -0-%; volatility factors of the expected market price of the Company's common stock of .300 and .300; and a weighted-average expected life of the option of five years.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE E - STOCKHOLDERS' EQUITY - CONTINUED

The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended August 31:



                                                                                      1997               1996
                                                                                 ------------         ----------

    Pro forma net (loss)                                                         $ (1,620,642)        $ (645,014)
    Pro forma net loss per common share                                               $ (0.41)           $ (0.16)


A summary of the status of the Company's stock option plan as of August 31, 1997 and 1996, and changes during the fiscal years then ending, is presented below:




                                                            1997                             1996
                                               -------------------------------   ------------------------------

                                                              Weighted-Average                 Weighted-Average
                                                 Shares        Exercise Price     Shares        Exercise Price
                                               ----------     ----------------   ---------     ----------------

Outstanding options at beginning of year               --        $                      --        $     --
     Granted                                      300,000              0.15             --              --
     Exercised                                         --                --             --              --
     Forfeited                                         --                --             --              --
                                               ----------        ----------      ---------        --------

Outstanding options at end of year                300,000        $     0.15             --        $     --
                                               ==========        ==========      =========        ========

Options exercisable at end of year                      0               N/A             --        $     --
                                               ==========        ==========      =========        ========

Weighted-average fair value of
 options granted during the year*                                $       --                       $     --
                                                                 ==========                       ========

* Due to the Company's financial condition at date of grant and August 31, 1997, the options granted have a determined fair value of $0.

The following table summarizes information about the options outstanding at August 31, 1997:


                                       Options Outstanding                             Options Exercisable
                         ------------------------------------------------        --------------------------------
                                        Weighted-Average
                           Number          Remaining       Weighted-Average          Number      Weighted-Average
        Exercise Price   Outstanding    Contractual Life    Exercise Price         Exercisable    Exercise Price
        --------------   -----------    ----------------   ----------------      -------------   ----------------
           $ 0.15          300,000          9 years           $ 0.15                 0                 N/A


EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE F - OPERATING LEASES

The Company shares office space with TXCO and pays to them $4,725 per month for the use of office space and equipment. In addition, the Company leases from nonaffiliates its conversion facilities and a fuel station location under noncancellable leases with terms from one to three years.

For the years ended August 31, 1997 and 1996, the Company incurred rent expense of $120,925 and $141,996, respectively and received sublease rental income of $13,500 in 1997 and $58,500 in 1996. Future minimum rentals under all noncancellable operating leases are as follows at August 31, 1997:


           1998                                                                     $  34,800
           1999                                                                        22,500
                                                                                    ---------

           Net future minimum rentals                                               $  57,300
                                                                                    =========


NOTE G - FEDERAL INCOME TAXES

The Company began operating as a corporation on August 15, 1996; accordingly, its tax attributes began on that date.

Deferred taxes are as follows at August 31, 1997:



    Deferred tax assets:
      Net operating loss carryforwards                                        $     1,650,000
      Statutory tax rate                                                                   34%
                                                                              ---------------
        Net deferred tax asset                                                        561,000

    Less valuation allowance                                                         (561,000)

    Deferred income tax asset recorded                                        $            --
                                                                              ===============


The net operating loss carryforwards expire $27,000 in 2011 and $1,623,000 in 2012.


NOTE H - RELATED PARTY TRANSACTIONS

On August 31, 1996, 10% of the outstanding common stock of the Company previously held by TXCO was given as consideration for services rendered to the Directors of ExproFuels, Inc.

During fiscal year 1997, TXCO advanced the Company $561,225 under a note agreement. See Note D.

During fiscal year 1997, related parties advanced the Company $400,000 under convertible debenture agreements. See Note D.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996




NOTE I - MAJOR CUSTOMERS

Sales to major customers are as follows for the years ended August 31:


                     Customer                                         1997            1996
                   ------------                                   ------------     ---------

                           A                                      $    176,235     $      --
                           B                                           119,181            --
                           C                                           108,425        83,663
                           D                                            20,302       259,438
                           E                                                --        86,110



                               INDEX TO EXHIBITS

Exhibit Number                     Description
--------------                     -----------
27.1                               Financial Data Schedule