Form 10-Q
period 1997-11-30
EXPLORATION CO
filed 1998-01-13
CIK 313395

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




        For the Quarter ended                      Commission File No. 0-9120
         November  30, 1997


                             THE EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in its Charter)



             COLORADO                                       84-0793089
      (State or other jurisdiction of               I.R.S. Employer I.D. No.)
       incorporation or organization)


        500 NORTH LOOP 1604 E., SUITE 250                       78232
       (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:   (210) 496-5300



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES   X   NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 9, 1998.


Common Stock $0.01 par value                               15,613,516
         (Class of Stock)                              (Number of Shares)

                           Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                November 30, 1997                  August 31, 1997
------                                                                -----------------                   ---------------

Current Assets
    Cash                                                               $       1,869,539                    $   6,198,069
    Accounts receivable-net                                                    1,058,760                        362,426
    Prepaid expenses                                                               9,633                           49,084
                                                                            ------------                    -------------
                  Total Current Assets                                         2,937,932                        6,609,579


Property and Equipment
    Oil and gas properties, net of impairment                                 18,796,884                       14,991,690
    Other equipment                                                              195,827                          194,550
    Less accumulated depreciation, depletion
        and amortization                                                        (829,658)                        (754,658)
                                                                            ------------                     ------------
                                                                              18,163,053                       14,431,582

Other Assets
    Net assets of ExproFuels, Inc                                                    -0-                              -0-
    Deferred financing fees, net of amortization                                 170,000                          180,000
    Other assets                                                                 450,314                          431,565
                                                                                 620,314                          611,565
                                                                            ------------                     ------------

                  Total Assets                                              $ 21,721,299                     $ 21,652,726
                                                                              ==========                       ==========


















See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

Liabilities and Stockholders' Equity                                   November 30, 1997                 August 31, 1997
------------------------------------                                   -----------------                 ---------------


Current Liabilities
    Accounts payable and accrued expenses                                  $   3,095,974                  $    1,840,550
    Accrued payroll and taxes                                                     43,495                          46,406
    Current portion of long-term debt                                              1,461                         944,013
    Current portion of capital lease obligations                                  17,962                          17,962
                                                                           -------------                  --------------
           Total Current Liabilities                                           3,158,792                       2,848,931


Long Term Liabilities
    Long-term debt, net of current portion                                     4,000,000                       4,000,000
    Long-term capital lease obligations, net of current portion                   28,529                          33,025
                                                                          --------------                  --------------
           Total Long-term Liabilities                                         4,028,529                       4,033,025


Stockholders' Equity
    Common stock,  par value  $.01 per  share;  authorized  200,000,000  shares;
        issued and outstanding 14,769,198 shares at November 30, 1997
        and 14,759,198 shares at August 31, 1997                                 147,692                         147,592
    Additional paid-in capital                                                35,947,954                      35,928,054
    Accumulated deficit                                                      (21,561,668)                    (21,304,876)
                                                                            ------------                    ------------
           Total Stockholders' Equity                                         14,533,978                      14,770,770
                                                                            ------------                    ------------


           Total Liabilities and Stockholders' Equity                      $  21,721,299                   $  21,652,726
                                                                            ============                    ============



















See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three Months                Three Months
                                                                              Ended                       Ended
                                                                        November 30, 1997           November 30, 1996
                                                                        -----------------           -----------------


Revenues:
    Oil and gas sales                                                       $    529,239                 $    134,919
    Other Income                                                                  39,792                       47,738
                                                                               ---------                    ---------
                                                                                 569,031                      182,657
Costs and Expenses:
    Lease operating expenses                                                     199,460                        9,523
    Production taxes                                                              10,484                       16,093
    Exploration expenses                                                          73,751                      170,044
    Impairment of properties                                                      50,000                          -0-
    Depreciation, depletion and amortization                                     156,250                       45,300
    General and administrative expenses                                          285,906                      145,428
                                                                               ---------                    ---------
            Total costs and expenses                                             775,851                      386,388
                                                                               ---------                    ---------
                                                                                (206,820)                    (203,731)


Net loss from ExproFuels equity ownership                                            -0-                      (84,220)
                                                                               ----------                  -----------


Loss from operations                                                            (206,820)                    (287,951)

Other Income (Expense):
    Interest income                                                               70,082                        1,493
    Interest expense                                                             (72,509)                     (53,636)
    Loss on currency translation                                                 (47,545)                          -0-
                                                                               ---------                   ----------
                                                                                 (49,972)                     (52,143)
                                                                               ---------                   ----------

Net loss                                                                      $ (256,792)                  $ (340,094)
                                                                               =========                    =========


Amounts Per Common Share:
[OBJECT OMITTED]
Net loss per common share                                                  $       (0.02)               $       (0.03)
                                                                               ==========                  ===========










See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months                     Three Months
                                                                           Ended                            Ended
                                                                     November 30, 1997                November 30, 1996
                                                                     -----------------                -----------------

Operating Activities:
Net Loss                                                                    $  (256,792)                  $  (340,094)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Impairment of properties                                                    50,000                           -0-
      Depreciation, depletion and amortization                                  156,250                        45,300
     ExproFuels operations                                                          -0-                        84,220
Changes in operating assets and liabilities:
     Receivables                                                               (409,750)                      (99,850)
     Prepaid expenses and other                                                  39,451                           -0-
     Accounts payable and accrued expenses                                    1,245,476                        66,169
                                                                            -----------                   -----------
Net cash provided (used) in operating activities                                831,572                      (244,255)

Investing Activities:
     Development of oil and gas properties                                   (4,211,778)                     (206,997)
     Purchase of property and equipment                                          (1,277)                      (64,038)
     Other assets                                                               (19,999)                      (74,833)
                                                                          -------------                   -----------
Net cash (used) in investing activities                                      (4,233,054)                     (345,868)

Financing Activities:
     Issuance of common stock, net of expenses                                   20,000                       498,750
     Other financing expenses                                                       -0-                       (78,750)
     Proceeds from long-term debt obligations                                       -0-                        64,036
     Payments on long-term obligations                                         (947,048)                     (201,983)
                                                                            -----------                    ----------
Net cash provided (used) in financing activities                               (927,048)                      282,053
                                                                           ------------                    ----------

Decrease in cash and equivalents                                             (4,328,530)                     (308,070)

Cash and equivalents at beginning of period                                   6,198,069                       967,838
                                                                            -----------                    ----------

Cash and equivalents at end of period                                      $  1,869,539                   $   659,768
                                                                            ===========                    ==========











See notes to financial statements.


                             THE EXPLORATION COMPANY
                        NOTES TO FINANCIAL STATEMENTS FOR
      THE PERIODS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996 (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited financial statements of The Exploration Company (TXCO or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the audited financial statements contained in the Company's annual report on Form 10-K.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended August 31, 1997, which is incorporated herein by reference.


         2.        Common Stock and Loss Per Share

         As of November 30, 1997, the Company had outstanding and exercisable warrants and options to purchase 1,420,406 shares of common stock at prices ranging from $2.00 to $6.60 per share. The warrants and options expire at various dates through May 2007.

The Financial  Accounting  Standards  Board in
February 1997 issued Statement No. 128, Earnings Per Share, effective for interim or annual periods ending after December 15, 1997. Implementation of this Statement is not expected to have a significant impact on the earnings per share calculation of the Company.

Loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                         Three Months

                  November 30, 1997                       14,762,593
                  November 30, 1996                        9,845,603


3.        Long Term Debt and Subsequent Events

At August 31, 1997, the Company had an outstanding note payable balance of $940,481 under the terms of a line of credit with Luzerner Kantonalbank, Luzern, Switzerland. During November 1997 the Company retired the entire balance of the note payable, incurring a $47,545 currency translation loss.

At the end of the current quarter, the Company had an outstanding balance of $4,000,000 under the terms of its two outstanding convertible debentures. On January 1, 1998, the Company elected to convert the entire $4,000,000 outstanding debenture balance, plus accrued interest of $221,590 into 844,318 shares of its common stock at the stated conversion rate of $5 per share as provided for under the terms of the debenture.



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1997.

Liquidity and Capital Resources

The Company ended the first quarter of fiscal 1998 with negative working capital of $220,860 and a current ration of .93 to 1, compared to negative working capital of $925,572 and a current ration of .47 to 1 a year ago. While still negative, the improvement in working capital is directly related to the Company's success in raising equity and debt capital during 1997.

During the current quarter, the beginning cash reserve of $6,198,069, plus working capital provided from current operating activities of $831,572 were used to fund payments on current portions of debt and capital leases of $947,048, interest on debt of $72,509 and related currency translations losses of $47,545. Included in the debt repayments was $940,481 related to the prepayment in full of the Company's line of credit with Luzerner Kantonalbank. Most significantly, $4,211,778 was invested in the development of the Company's oil and gas properties, including the drilling of three Williston Basin wells in North Dakota, one Maverick Basin well in Texas, the acquisition of $466,440 in 3-D seismic data over certain of the Company's North Dakota properties and $83,578 in 3-D seismic located in Texas. Additionally, expenditures of $266,375 were incurred in completing the new Maverick County gas gathering system that became operational in late October.

In order to carry out management's plans to continue the development of the Company's Williston Basin leaseholds in North Dakota and Montana, and to continue exploration on its extensive Texas leaseholds, as well as to meet the Company's obligations in the ordinary course of business, it will continue to be necessary for the Company to raise additional equity or debt capital with terms consistent with its improving internal cash generation capabilities.

Subsequent to the end of the first quarter, the Company significantly improved its debt structure by the conversion of its entire long-term debt of $4,000,000 in outstanding debentures, with a 6% interest rate, to equity. Effective January 1, 1998, under terms of the debentures, the Company exercised its options to convert the debentures, plus accrued interest of $221,590 into 844,318 shares of common stock at the conversion price of $5.00 per share. The reduction of $200,000 in annual interest charges plus the elimination of long term debt will assist the Company in its pursuit of additional working capital form new equity or debt sources. Management is actively pursuing negotiations with various domestic and foreign parties, including banks, pension funds, institutions, companies and individuals, and is confident it will be successful in obtaining the required levels of favorably structured equity capital and debt to fund ongoing normal operations and continue the development of its extensive drilling prospects on a timely basis. If Management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity would be materially adversely affected.

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


Results of Operations

Oil and Gas Division

The 292% increase in oil and gas sales for the first quarter of fiscal year 1998 over the same period in 1997 is attributable to increased production from the completion of two new Maverick Basin gas wells and 8 new Williston Basin oil wells subsequent to November, 1996 as well as increased gas prices for the current year. The increase in year-to-date lease operating expenses to $199,460 is due primarily to the completion of 8 new oil wells subsequent to November 1996 in the Williston Basin, with high, production associated, water disposal costs. The decrease in exploration expenses of $97,000 is due to the write off of two non-producing wells in the prior period, while the current quarter contained no dry hole charges. During the current quarter, the Company established a $50,000 reserve for impairment of non-producing leaseholds due to the significant increase in new leases purchased during the past year. Depreciation, depletion and amortization increased by $110,950 primarily due to increases in oil an gas production and additional investments in equipment and other oil and gas related assets subsequent to November 1996.

Interest expense for the current quarter is directly attributable to the increase in long-term debt to $4,000,000 subsequent to November 1996, while interest income increased by over $68,000 due to the increase in working capital subsequent to the end of the first quarter of fiscal 1997. The increase in general and administrative expenses is due primarily to staff increases subsequent to November 1996, and related benefits, as required by increased exploration activity, plus incremental legal and accounting expenses related to increased compliance reporting requirements associated with the spin-off of the Company's former subsidiary, ExproFuels, Inc. The decrease in losses from ExproFuels from $84,220 to $0 reflects the complete write-off of the Company's investment in ExproFuels prior to the beginning of the current quarter.

During the quarter, the Company completed six miles of 6 inch pipeline across its Maverick County, Texas Paloma lease through its investment in Paloma Pipeline, L.P. The Company owns a 62.5% percent interest in the pipeline that will gather the Company's gas and transport gas for offsetting operators to the Aquilla Gas Pipeline's system. The Company had previously experienced some curtailment in its gas production because of the inability of the existing pipelines to carry all the Company's gas. Upon completion of the line, the Company's gross production increased from 2,400,000 cubic feet of gas per day to 3,800,000 cubic feet per day. With continued exploration and development, the Company expects to substantially increase these volumes.

During the first quarter, the Company drilled the Paloma #2-83 on its 50,000 acres lease block in Maverick County, Texas. The well was completed in the Glen Rose formation and had an absolute open flow potential of 63,000,000 cubic feet of gas per day after completion. The well's production is not reflected in the first quarter as it was not tied-into a pipeline until December, 1997. Its initial production rate of 2,000,000 cubic feet per day was increased to 3,000,000 after 30 days production. The Company owns a 62.5% working interest in the well.

The Company participated in Continental Resources, Inc.'s Table Mountain #1-7 that was drilled horizontally in the Red River "B" in Harding County, South Dakota. It is the last well that the Company intends to drill on its Williston Basin leases without the utilization of seismic data. The Company owns a 43% working interest in the well which was producing at a rates of 60-75 barrels of oil per day and 350 barrels of water per day shortly after the end of the quarter.

Additionally, the Company drilled the Marty #1-17 horizontally in the Red River "B" in Bowman County, North Dakota. The well was drilled horizontally 3,350 feet using 3-D seismic in an area that was partially depleted by an older vertical well. The Marty #1-17 was producing 108-120 barrels of oil and 200 barrels of water subsequent to the end of the quarter.

The Company also began drilling its Dottie #1-23 in Golden Valley, North Dakota. The well was drilled 1,750 feet horizontally in the Red River "B" formation using several lines of 2-D seismic for control. The Company has not begun completion operations but encountered encouraging shows of oil while drilling the well.

The Company also made farmout agreements with Forrest Oil and Gresham Oil Company involving some of its leases in Stark County, North Dakota. Although the first well drilled was a dry hole, as of this writing, Forrest is reportedly completing a Fryberg well offsetting the Company's block and has permitted another well on the Company's farmout acres.

4
PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         The Company is not involved in any matters of litigation incidental to its business of a significant nature except for the two lawsuits filed in July, 1997 between the Company's former subsidiary, ExproFuels, Inc. versus CNG International, American Engineering, Inc.,(AEI) and American Technical Institute (ATI), one being filed in federal court in San Antonio, Texas by ExproFuels and the other by ATI and AEI in state court in Memphis, Tennessee. To date, both suits remain in preliminary stages, with no scheduling orders having been entered or trial dates set. While the Company and its counsel remain optimistic they will ultimately prevail in the matter, and remain confident that any unfavorable outcome is extremely unlikely, it is difficult to predict with any certainty the likelihood of an unfavorable outcome of such litigation as of the date of this writing.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Report on Form 10-K:

         A Form 8-K was filed on January 14, 1998 in order to report the conversion of the Company's outstanding convertible debentures in the amount of $4,000,000, plus accrued interest of $221,590 into 844,318 shares of the Company's common stock at a conversion price of $5.00 per share effective January 1, 1998.

         The cumulative effect of the transaction was that as of January 1, 1998 , the Company had issued an additional 844,318 shares of its common stock thereby increasing its issued and outstanding shares total to 15,613,516. The Company's unaudited balance sheet net equity was increased by $4,221,590.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE EXPLORATION COMPANY
                              (Registrant)



                              /s/ Roberto R. Thomae
                              Roberto R. Thomae,
                              Chief Financial Officer
                              (Signing on behalf of the Registrant and as
                              chief accounting officer)





Date:  January 14, 1998

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
---------           ---------------

 27                 FINANCIAL DATA SCHEDULE