Form 10-Q
period 1998-02-28
EXPLORATION CO
filed 1998-04-14
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




     For the Quarter ended                         Commission File No. 0-9120
     February 28, 1998


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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 14, 1998.


Common Stock $0.01 par value                                     15,613,516
         (Class of Stock)                                   (Number of Shares)

                           Total number of pages is 13

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                             Feb 28, 1998     Aug 31, 1997
------                                             ------------    -------------

Current Assets
    Cash .......................................   $    302,949    $  6,198,069
    Accounts receivable-net ....................        715,074         362,426
    Prepaid expenses ...........................         12,542          49,084
                                                   ------------    ------------
                  Total Current Assets .........      1,030,565       6,609,579


Property and Equipment
    Oil and gas properties, net of impairment ..     19,672,495      14,991,690
    Other equipment ............................        205,337         194,550
    Less accumulated depreciation, depletion
        and amortization .......................       (904,658)       (754,658)
                                                   ------------    ------------
                                                     18,973,174      14,431,582

Other Assets
    Deferred financing fees, net of amortization            -0-         180,000
    Other assets ...............................        449,069         431,565
                                                   ------------    ------------
                                                        449,069         611,565
                                                   ------------    ------------

                  Total Assets .................   $ 20,452,808    $ 21,652,726
                                                   ============    ============


















See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


Liabilities and Stockholders' Equity                                   February 28, 1998                 August 31, 1997
------------------------------------                                   -----------------                 ---------------


Current Liabilities
    Accounts payable and accrued expenses                                  $   2,516,336                  $    1,840,550
    Accrued payroll and taxes                                                     40,323                          46,406
    Current portion of notes payable                                             428,395                         944,013
    Current portion of capital lease obligations                                  19,957                          17,962
                                                                           -------------                  --------------
           Total Current Liabilities                                           3,005,011                       2,848,931


Long-term Liabilities
    Long-term debt, net of current portion                                           -0-                       4,000,000
    Long-term capital lease obligations, net of current portion                   22,645                          33,025
                                                                          --------------                  --------------
           Total Long-term Liabilities                                            22,645                       4,033,025


Stockholders' Equity
    Common stock,  par value  $.01 per  share;  authorized  200,000,000 shares;
        issued and outstanding 15,613,516 shares at February 28, 1998
        and 14,759,198 shares at August 31, 1997                                 156,135                         147,592
    Additional paid-in capital                                                40,161,100                      35,928,054
    Accumulated deficit                                                      (22,892,083)                    (21,304,876)
                                                                            ------------                    ------------
           Total Stockholders' Equity                                         17,425,152                      14,770,770
                                                                            ------------                    ------------


           Total Liabilities and Stockholders' Equity                      $  20,452,808                   $  21,652,726
                                                                            ============                    ============



















See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                    Feb 28, 1998    Feb 28, 1997
                                                    -----------     -----------


Revenues:
    Oil and gas sales ..........................    $   624,353     $   147,212
    Other income ...............................         40,703          50,338
                                                    -----------     -----------
                                                        665,056         197,550
Costs and Expenses:
    Lease operating expenses ...................        145,938          18,544
    Production taxes ...........................         41,077          17,254
    Exploration expenses .......................      1,074,648           2,324
    Impairment of properties ...................         50,000             -0-
    Depreciation, depletion and amortization ...        316,245          86,687
    General and administrative expenses ........        352,635         263,823
                                                    -----------     -----------
            Total costs and expenses ...........      1,980,543         388,632
                                                    -----------     -----------

                                                     (1,315,487)       (191,082)


Net loss from ExproFuels equity ownership ......            -0-         (89,693)
                                                    -----------     -----------


Loss from operations ...........................     (1,315,487)       (280,775)

Other Income (Expense):
    Interest income ............................          9,401          33,213
    Interest expense ...........................        (24,332)        (73,495)
    Loss on currency translation ...............            -0-             -0-
                                                    -----------     -----------
                                                        (14,931)        (40,282)
                                                    -----------     -----------

Net loss .......................................    $(1,330,418)    $  (321,057)
                                                    ===========     ===========


Amounts Per Common Share:

Basic loss per common share ....................    $     (0.09)    $     (0.03)
                                                    ===========     ===========









See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months      Six Months
                                                      Ended           Ended
                                                   Feb 28, 1998    Feb 28, 1997
                                                   ------------    ------------



Revenues:
    Oil and gas sales ..........................    $ 1,153,592     $   282,131
    Other income ...............................         80,495          98,076
                                                    -----------     -----------
                                                      1,234,087         380,207
Costs and Expenses:
    Lease operating expenses ...................        345,398          28,067
    Production taxes ...........................         51,561          33,347
    Exploration expenses .......................      1,148,399         172,368
    Impairment of properties ...................        100,000             -0-
    Depreciation, depletion and amortization ...        472,495         131,987
    General and administrative expenses ........        638,541         409,251
                                                    -----------     -----------
            Total costs and expenses ...........      2,756,394         775,020
                                                    -----------     -----------

                                                     (1,522,307)       (394,813)


Net loss from ExproFuels equity ownership ......            -0-        (173,913)
                                                    -----------     -----------


Loss from operations ...........................     (1,522,307)       (568,726)

Other Income (Expense):
    Interest income ............................         79,483          34,706
    Interest expense ...........................        (96,841)       (127,131)
    Loss on currency translation ...............        (47,545)            -0-
                                                    -----------     -----------
                                                        (64,903)        (92,425)
                                                    -----------     -----------

Net loss .......................................    $(1,587,210)    $  (661,151)
                                                    ===========     ===========


Amounts Per Common Share:

Basic loss per common share ....................    $     (0.11)    $     (0.06)
                                                    ===========     ===========









See notes to financial statements

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Six Months      Six Months
                                                      Ended           Ended
                                                   Feb 28, 1998    Feb 28, 1997
                                                  -------------    -------------


Operating Activities:
Net Loss .......................................   $ (1,587,210)   $   (661,151)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Impairment of properties ..................        100,000             -0-
     Depreciation, depletion and amortization ..        472,495         131,987
     ExproFuels operations .....................            -0-         173,913
Changes in operating assets and liabilities:
     Receivables ...............................       (128,563)        (12,639)
     Drilling deposits and advances ............            -0-        (537,783)
     Prepaid expenses and other ................         36,542             -0-
     Accounts payable and accrued expenses .....      1,317,251         537,350
                                                   ------------    ------------
Net cash provided (used) in operating activities        210,515        (368,323)

Investing Activities:
     Development and purchases
        of oil and gas properties ..............     (5,144,890)     (7,064,451)
     Advances to ExproFuels, Inc. ..............            -0-        (146,875)
     Purchase of property and equipment ........        (10,787)        (64,249)
     Other assets ..............................        (19,999)       (295,604)
                                                   ------------    ------------
Net cash (used) in investing activities ........     (5,175,676)     (7,571,179)

Financing Activities:
     Issuance of common stock, net of expenses .         20,000      13,998,750
     Other financing expenses ..................            -0-         (78,898)
     Proceeds from long-term debt obligations ..            -0-       4,756,273
     Payments on long-term obligations .........       (949,959)       (746,743)
                                                   ------------    ------------
Net cash provided (used) in financing activities       (929,959)     17,929,382
                                                   ------------    ------------

Increase (decrease) in cash and equivalents ....     (5,895,120)      9,989,880

Cash and equivalents at beginning of period ....      6,198,069         967,838
                                                   ------------    ------------

Cash and equivalents at end of period ..........   $    302,949    $ 10,957,718
                                                   ============    ============









See notes to financial statements

                             THE EXPLORATION COMPANY
                        NOTES TO FINANCIAL STATEMENTS FOR
      THE PERIODS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997 (Unaudited)


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


         2.        Common Stock and Basic Loss Per Share

     As of February 28, 1998, the Company had outstanding and exercisable warrants and options to purchase 1,387,906 shares of common stock at prices ranging from $2.00 to $6.60 per share. The warrants and options expire at various dates through May 2007.

Basic loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                          Three Months         Six Months
                                          ------------         ----------
    February 28, 1998                     15,320,695           15,039,947
    February 28, 1997                     11,279,736           10,558,708


3.        Long Term Debt


At the beginning of the current quarter, the Company had an outstanding balance of $4,000,000 under the terms of its two outstanding convertible debentures. On January 1, 1998, the Company elected to convert the entire $4,000,000 outstanding debenture balance, plus accrued interest of $221,590, into 844,318 shares of its common stock at the stated conversion rate of $5 per share as provided for under the terms of the debenture.

During the current quarter, the Company initiated negotiations regarding its credit terms with a trade creditor. The Company restructured its existing trade payable into a promissory note in the amount of $425,959, with repayment, including monthly interest and principal payments of $35,000 and a final balloon payment on the remaining balance prior to April 1, 1999.



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1997.

Liquidity and Capital Resources

During the six month period ended February 28, 1998 beginning cash reserves of $6,198,069 plus net cash provided from operating activities of $210,515 provided a total of $6,408,584 in working capital for use in meeting the Company's ongoing operational and development needs.

During the first quarter of fiscal 1998 portions of this capital was used to fund payments on current portions of debt and capital leases of $947,048, interest on debt of $72,509 and related currency translations losses of $47,545. Included in the debt reduction was $940,481 in full prepayment of the Company's outstanding line of credit with Luzerner Kantonalbank. Most significantly, $4,211,778 was invested in the development of the Company's oil and gas properties. The Company drilled three Williston Basin wells in North Dakota, one Maverick Basin well in Texas and acquired $466,440 in 3-D seismic data over certain of the Company's North Dakota properties and $83,578 in 3-D seismic in Texas. Additionally, expenditures of $266,375 were incurred in completing the new Maverick County gas gathering system that became operational in late October.

During the second quarter ended February 28, 1998, working capital was used to fund additional capital investments in developing the Company's oil and gas properties. Ongoing drilling and completion costs totaled $788,412 and included one new Maverick Basin gas well as well as costs relating to prior quarter drilling activities for three Williston Basin oil wells and one Maverick Basin gas well. Also included in second quarter capital expenditures were $219,854 of new 3-D seismic located over company leases in North Dakota and $84,313 in leasehold bonus payments for various Williston Basin leases.

During the current quarter, management continued to improve the Company's debt structure by completing the conversion of its entire long-term debt of $4,000,000 in outstanding debentures to equity. Effective January 1, 1998, under terms of the debentures, the Company exercised its options to convert the debentures, and accrued interest of $221,590 into 844,318 shares of common stock at the conversion price of $5.00 per share. In addition to the extremely favorable conversion price for the new stock issuance and the future reduction of $240,000 in annual interest expense, management believes the elimination of long term debt significantly enhances the Company's ability to pursue new sources of equity or debt based working capital.

As a result of these activities, the Company ended the second quarter of fiscal 1998 with negative working capital of $1,974,446 and a current ratio of .34 to
1. This compares to positive working capital of $3,760,648 and a current ratio of 2.32 to 1 at August 31, 1997. Although the Company's working capital position became negative during the current quarter due to current levels of development activity, management is confident that new gas production from the two latest Maverick Basin gas wells placed on production in December, 1997 and April, 1998, in addition to the increased sales capacity from the Maverick County pipeline expansion, will generate sufficient additional cash flows to significantly improve the Company's liquidity.

In order to carry out management's plans to continue the development of the Company's Williston Basin leaseholds, to continue exploration on its extensive Texas leaseholds, as well as to meet the Company's obligations in the ordinary course of business, it will continue to be necessary for the Company to raise additional equity or debt capital with terms consistent with its improving internal cash generation capabilities.

Management is actively pursuing negotiations with various domestic and foreign parties, including banks, pension funds, institutions, public and private companies and individuals. Management is confident it will be successful in obtaining the required levels of favorably structured equity capital and debt to fund ongoing normal operations and continue the development of its extensive drilling prospects on a timely basis. If Management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity could be materially adversely affected.

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

Results of Operations

The increase by over 300% in oil and gas sales for the first quarter and six month year to date period of fiscal year 1998 over the same periods in fiscal year 1997 is attributable to increased production from the completion of three new Maverick Basin gas wells and ten new Williston Basin oil wells subsequent to November, 1996. Additionally, gas sales were significantly enhanced by the completion of the new gas gathering system addition placed in service during the first quarter of the current year. The increase in year-to-date lease operating expenses to $345,398 is due primarily to completion of the ten new oil wells subsequent to November 1996, with their high, production associated, water disposal costs. Prior period lease operating expenses reflect the much lower operating costs typical to the production of natural gas. The increase in exploration expenses to $1,074,648 for the current six month period reflect the accelerated exploration activity levels initiated after the receipt of $35,000,000 in new working capital during the second quarter of fiscal year 1997. Current period exploration expenses include $1,002,239 of dry hole costs incurred in drilling the Dottie #1-23, in the Williston Basin while the same period in fiscal 1997 contained no significant dry hole charges. During the first quarter of fiscal 1998, the Company established a $50,000 per quarter reserve provision for impairment of non-producing leaseholds due to the significant increase in new leases purchased during the past year while no such provision was necessary in the prior fiscal year. Depreciation, depletion and amortization increased by $340,508 over the same six month period of the prior fiscal year. Depletion increased consistent with the higher oil and gas sales levels of the current period. Amortization increased by $320,000. This increase was due to the recognition in the current period of $180,000 in previously capitalized prepaid loan fees related to the $4,000,000 debenture conversion effective January 1, 1998, and $140,000 of 3-D seismic costs originally capitalized subsequent February, 1997.

Decreased interest expense for the current quarter and the six month period of fiscal 1998 reflects more favorable terms under the Company's new long-term debt restructured in February 1997. Interest income increased by over $44,777 for the six month period of fiscal 1998 due to the increase in working capital subsequent to the end of the second quarter of fiscal 1997, while interest income has decreased by $23,812 for the current quarter reflecting current lower cash reserve levels.

The increase in general and administrative expenses is due primarily to staff increases subsequent to November, 1996 and February 1997, and related benefits, as required by increased exploration activity as well as higher legal and accounting expenses related to ongoing compliance reporting requirements. The elimination of losses from ExproFuels activity reflects the complete write-off of the Company's investment in ExproFuels prior to the beginning of fiscal 1998.

During the first quarter, the Company completed six miles of 6 inch pipeline across its Maverick County, Texas, Paloma lease through its 62.5% ownership in Paloma Pipeline, L.P. The pipeline gathers the Company's gas to Aquilla Gas Pipeline's system. The Company had previously experienced some curtailment in its gas production because of the inability of the existing pipelines to carry all the Company's gas. Upon completion of the line, the Company's gross production increased from 2,400,000 cubic feet of gas per day to 3,800,000 cubic feet per day. With continued exploration and development the Company has substantially increased these volumes.

During the first quarter, the Company drilled the Paloma #2-83 on its 50,000 acres lease block in Maverick County, Texas. The well was completed in the Glen Rose formation with an absolute open flow potential of 63,000,000 cubic feet of gas per day after completion. Initial production commenced in December, 1997 at a rate of 2,000,000 cubic feet per day. In January, 1998 production was increased to 3,000,000 cubic feet per day and further increased to 4,000,000 cubic feet per day prior to the end of the current quarter. The Company owns a 62.5% working interest in the well.

During the second quarter, the Company drilled the Paloma #1-66 on the Maverick County, Texas lease block. The well was completed in the Glen Rose formation with an absolute open flow potential of 18,000,000 cubic feet of gas per day after completion. Initial production in April, 1998 is expected to be at a rate of at least 2,000,000 cubic feet per day and most probably at a rate of 4,000,000 cubic feet per day based upon results of flow tests and the Company's experience with similar wells. The Company owns a 62.5% working interest in the well and at current prices expects its net revenue to increase between $675,000 to $1,350,000 per year.

During the first quarter, the Company participated in drilling two Williston Basin oil wells. The first well, Continental Resources, Inc.'s Table Mountain #1-7 was drilled horizontally in the Red River "B" in Harding County, South Dakota. The Company owns a 43% working interest in the well which is currently producing at a rate of 60-75 barrels of oil per day and 350 barrels of water per day. The second well, the Marty #1-17, owned 100% by the Company, was drilled in the Red River "B" formation in Bowman County, North Dakota. The well was drilled horizontally 3,350 feet using 3-D seismic and is currently producing 100 barrels of oil and 200 barrels of water per day.

Also during the first quarter, the Company drilled the Dottie #1-23 in Golden Valley, North Dakota. The well was drilled 1,750 feet horizontally in the Red River "B" formation and did not encounter economic quantities of oil. Consequently, all drilling cost incurred through the end of the current quarter were charged to dry hole cost. Subsequently, the Company has decided to plug-back the well and further evaluate the Ratcliff interval prior to abandonment.

Since fiscal 1997, the Company has had an interest in several wells in the Stadium Field, a field producing from the Lodgepole formation in Stark County, North Dakota. Efforts continue to unitize the entire field to maximize primary production and begin secondary recovery efforts. Company management anticipates the North Dakota Industrial Commission will issue an order providing for the unitized management, operation and further development of the Stadium-Lodgepole Unit prior to the end of the current fiscal year. Current estimates indicate that approximately 1,400,000 barrels of oil remain to be recovered under primary production and 3,700,000 additional barrels will be recovered using secondary recovery techniques. Under Phase I of the unitization agreement, the Company will have a 0.5793% interest in all oil produced. After the primary production has been recovered, the Company's interest in all oil produced will increase to 0.7084%. Based upon current information, the Company estimates that approximately 34,000 barrels will be produced to the Company's interest over the economic life of the field.



PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         The Company is not involved in any significant matters of litigation incidental to its business except for the two lawsuits filed in July, 1997 between the Company's former subsidiary, ExproFuels, Inc. versus CNG International, American Engineering, Inc., (AEI) and American Technical Institute (ATI), one being filed in federal court in San Antonio, Texas by ExproFuels and the other by ATI and AEI in state court in Memphis, Tennessee. On January 22, 1998, both cases were consolidated into one case, to be adjudicated in federal court in the Western District of Tennessee. Both parties have reached a preliminary agreement to enter into court-annexed non-binding mediation proceedings. To date, no final trial dates have been set. While the Company and its counsel remain optimistic they will ultimately prevail in the matter, and remain confident that any unfavorable outcome is extremely unlikely, it is difficult to predict with any certainty the likelihood of an unfavorable outcome of such litigation as of the date of this writing.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 27, 1998, the Company held the Annual Meeting of Shareholders at the Double Tree Hotel in San Antonio, Texas pursuant to the notice mailed to shareholders of record on January 9, 1998. The following matters were submitted to a vote at the meeting and the results of the voting is shown for each matter.

         1.       Election of Five Directors:

      Nominee                                        For                 Against
----------------------------------------           ---------             -------
Stephen M. Gose ........................           8,868,813              15,253
Thomas H. Gose .........................           8,868,813              15,253
James E. Sigmon ........................           8,868,813              15,253
Michael Pint ...........................           8,868,813              15,253
Robert L. Foree, Jr ....................           8,868,813              15,253


         There were no changes in Directors of the Company.






         2. Proposal to ratify the adoption of Akin, Doherty, Klein & Fuege, P.C., as independent Auditors for the Company for the fiscal year 1998.

                             For                Against               Abstain
                          ---------             -------               -------
                           8,865,633             1,258                17,175


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

         The cumulative effect of the transaction was that as of January 1, 1998 the Company had issued an additional 844,318 shares of its common stock, thereby increasing its issued and outstanding shares total to 15,613,516. The Company's unaudited net equity was increased by $4,221,590.

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












Date:  April 14, 1998

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
---------           ---------------

 27                 FINANCIAL DATA SCHEDULE