Form 10-Q
period 1998-05-31
EXPLORATION CO
filed 1998-07-15
CIK 313395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended                                 Commission File No. 0-9120
May 31, 1998


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 14, 1998.


Common Stock $0.01 par value                           15,613,516
(Class of Stock)                                   (Number of Shares)

                           Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                             May 31, 1998      Aug 31,1997
-------                                           ------------     -------------

Current Assets
    Cash .......................................   $    503,714    $  6,198,069
    Accounts receivable-net ....................        773,030         362,426
    Prepaid expenses ...........................         36,343          49,084
                                                   ------------    ------------
                  Total Current Assets .........      1,313,087       6,609,579


Property and Equipment
    Oil and gas properties, net of impairment ..     19,135,184      14,991,690
    Other equipment ............................        235,531         194,550
    Less accumulated depreciation, depletion
        and amortization .......................     (1,009,658)       (754,658)
                                                   ------------    ------------
                                                     18,361,057      14,431,582

Other Assets
    Deferred financing fees, net of amortization            -0-         180,000
    Other assets ...............................        447,824         431,565
                                                   ------------    ------------
                                                        447,824         611,565
                                                   ------------    ------------

                  Total Assets .................   $ 20,121,968    $ 21,652,726
                                                   ============    ============


















See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                                  BALANCE SHEETS
                                                    (UNAUDITED)


Liabilities and Stockholders' Equity                                        May 31, 1998                 August 31, 1997
------------------------------------                                        ------------                 ---------------


Current Liabilities
    Accounts payable and accrued expenses                                   $  3,257,189                  $    1,840,550
    Accrued payroll and taxes                                                     38,650                          46,406
    Current portion of long term debt                                            377,482                         944,013
    Current portion of capital lease obligations                                  27,800                          17,962
                                                                           -------------                 ---------------
           Total Current Liabilities                                           3,701,121                       2,848,931


Long-term Liabilities
    Long-term debt, net of current portion                                        17,457                       4,000,000
    Long-term capital lease obligations, net of current portion                   10,136                          33,025
                                                                           -------------                 ---------------
           Total Long-term Liabilities                                            27,593                       4,033,025


Stockholders' Equity
    Common stock,  par value  $.01 per  share;  authorized  200,000,000  shares;
        issued and outstanding 15,613,516 shares at May 31, 1998
        and 14,759,198 shares at August 31, 1997                                 156,135                         147,592
    Additional paid-in capital                                                40,161,100                      35,928,054
    Accumulated deficit                                                      (23,923,981)                    (21,304,876)
                                                                             -----------                    ------------
           Total Stockholders' Equity                                         16,393,254                      14,770,770
                                                                             -----------                    ------------


           Total Liabilities and Stockholders' Equity                       $ 20,121,968                   $  21,652,726
                                                                             ===========                    ============



















See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months  Three Months
                                                  Ended        Ended
                                              May 31, 1998  May 31, 1997
                                              ------------  ------------


Revenues:
    Oil and gas sales ......................   $   901,571    $ 197,101
    Other income ...........................        63,842       62,351
                                               -----------    ---------
                                                   965,413      259,452
Costs and Expenses:
    Lease operating expenses ...............       206,418       16,179
    Production taxes .......................        59,010       15,213
    Exploration expenses ...................     1,139,211      152,347
    Impairment of properties ...............        50,000          -0-
    Depreciation, depletion and amortization       176,245       37,300
    General and administrative expenses ....       347,582      335,365
                                               -----------    ---------
            Total costs and expenses .......     1,978,466      556,404
                                               -----------    ---------

                                                (1,013,053)    (296,952)


Net loss from ExproFuels equity ownership ..           -0-     (113,732)
                                               -----------    ---------


Loss from operations .......................    (1,013,053)    (410,684)

Other Income (Expense):
    Interest income ........................         5,663      137,927
    Interest expense .......................       (24,508)     (66,486)
    Loss on currency translation ...........           -0-          -0-
                                               -----------    ---------
                                                   (18,845)      71,441
                                               -----------    ---------

Net loss ...................................   $(1,031,898)   $(339,243)
                                               ===========    =========


Amounts Per Common Share:

Basic loss per common share ................   $     (0.07)   $   (0.02)
                                               ===========    =========









See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Nine Months    Nine Months
                                                  Ended         Ended
                                              May 31, 1998   May 31, 1997
                                              ------------   ------------


Revenues:
    Oil and gas sales ......................   $ 2,055,163    $   479,232
    Other income ...........................       144,337        160,426
                                               -----------    -----------
                                                 2,199,500        639,658
Costs and Expenses:
    Lease operating expenses ...............       551,816         44,247
    Production taxes .......................       110,571         48,560
    Exploration expenses ...................     2,287,610        324,715
    Impairment of properties ...............       150,000            -0-
    Depreciation, depletion and amortization       648,740        169,287
    General and administrative expenses ....       986,123        744,614
                                               -----------    -----------
            Total costs and expenses .......     4,734,860      1,331,423
                                               -----------    -----------

                                                (2,535,360)      (691,765)


Net loss from ExproFuels equity ownership ..           -0-       (287,645)
                                               -----------    -----------


Loss from operations .......................    (2,535,360)      (979,410)

Other Income (Expense):
    Interest income ........................        85,146        172,633
    Interest expense .......................      (121,349)      (193,617)
    Loss on currency translation ...........       (47,545)           -0-
                                               -----------    -----------
                                                   (83,748)       (20,984)
                                               -----------    -----------

Net loss ...................................   $(2,619,108)   $(1,000,394)
                                               ===========    ===========


Amounts Per Common Share:

Basic loss per common share ................   $     (0.17)   $     (0.08)
                                               ===========    ===========









See notes to financial statements

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                  May 31, 1998     May 31, 1997
                                                  ------------     ------------


Operating Activities:
Net Loss .......................................   $(2,619,108)   $ (1,000,394)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Impairment of properties ..................       150,000             -0-
      Depreciation, depletion and amortization .       648,740         169,287
     ExproFuels operations .....................           -0-         287,645
Changes in operating assets and liabilities:
     Receivables ...............................      (386,519)       (204,017)
     Drilling deposits and advances ............           -0-          (2,054)
     Prepaid expenses and other ................        12,741             -0-
     Accounts payable and accrued expenses .....     1,630,472         630,198
                                                   -----------    ------------
Net cash (used) in operating activities ........      (563,674)       (119,335)

Investing Activities:
     Development and purchases
        of oil and gas properties ..............    (4,527,579)     (9,736,800)
     Advances to ExproFuels, Inc. ..............           -0-        (338,303)
     Purchase of property and equipment ........       (40,981)        (92,719)
     Other assets ..............................       (19,999)       (354,029)
                                                   -----------    ------------
Net cash (used) in investing activities ........    (4,588,559)    (10,521,851)

Financing Activities:
     Issuance of common stock, net of expenses .        20,000      13,998,750
     Other financing expenses ..................           -0-         (78,898)
     Proceeds from debt obligations ............       454,605       5,718,886
     Payments on debt obligations ..............    (1,016,727)       (904,790)
                                                   -----------    ------------
Net cash provided (used) in financing activities      (542,122)     18,733,948
                                                   -----------    ------------

Increase (decrease) in cash and equivalents ....    (5,694,355)      8,092,762

Cash and equivalents at beginning of period ....     6,198,069         967,838
                                                   -----------    ------------

Cash and equivalents at end of period ..........   $   503,714    $  9,060,600
                                                   ===========    ============








See notes to financial statements

                             THE EXPLORATION COMPANY
                        NOTES TO FINANCIAL STATEMENTS FOR
           THE PERIODS ENDED MAY 31, 1998 AND MAY 31, 1997 (Unaudited)


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


         2.        Common Stock and Basic Loss Per Share

     As of May 31, 1998, the Company had outstanding and exercisable warrants and options to purchase 1,987,906 shares of common stock at prices ranging from $2.00 to $6.60 per share. The warrants and options expire at various dates through May 2008.

Basic loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                            Three Months         Nine Months
                                            ------------         -----------
       May 31, 1998                          15,613,516           15,531,136
       May 31, 1997                          14,759,210           11,961,516


3.        Debt and Subsequent Events

Subsequent to the end of the current quarter, the Company obtained $4,000,000 in additional operating funds through a financing agreement with Domain Energy Corporation (NYSE:DXD), a publicly held energy company. The Company received the funds in exchange for a limited term overriding royalty interest related to specified depths underlying certain of its oil and gas leases in Maverick County, Texas. The override will terminate upon repayment of the funds, with interest, from a specified portion of sales proceeds of all existing and future wells to be drilled on the subject leases.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1997.

Liquidity and Capital Resources

During the nine month period ended May 31, 1998, cash reserves of $6,198,069 at August 31,1997 were reduced by cash used in operating activities of $563,674 resulting in a total of $5,634,395 in working capital available for use in meeting the Company's ongoing operational and development needs. Additionally, long-term debt financing was obtained during the current quarter through the restructuring of an existing trade payable to a promissory note in the amount of $425,959, with repayment, including interest, prior to April 1, 1999.

During the first quarter of fiscal 1998 portions of this capital were used to fund payments on current portions of debt and capital leases of $947,048, interest on debt of $72,509 and related currency translations losses of $47,545. Included in the debt reduction was $940,481 in full prepayment of the Company's outstanding line of credit with Luzerner Kantonalbank. Most significantly, $4,211,778 was invested in the development of the Company's oil and gas properties. The Company drilled three Williston Basin wells in North Dakota, one Maverick Basin well in Texas and acquired $466,440 in 3-D seismic data over certain of the Company's North Dakota properties and $83,578 in 3-D seismic in Texas. Additionally, expenditures of $266,375 were incurred in completing the new Maverick County gas gathering system that became operational in late October.

During the second quarter ended February 28, 1998, working capital was used to fund drilling and completion costs totaling $788,412, including one new Maverick Basin gas well as well as costs relating to prior quarter drilling activities for three Williston Basin oil wells and one Maverick Basin gas well. Also included in second quarter capital expenditures were $219,854 of new 3-D seismic located over company leases in North Dakota and $84,313 in leasehold bonus payments for various Williston Basin leases.

Also during the second quarter, management improved the Company's debt structure by the conversion of its $4,000,000 in outstanding debentures to equity. Effective January 1, 1998, the Company exercised its options to convert the debentures, including accrued interest of $221,590, into 844,318 shares of common stock at the conversion price of $5.00 per share. In addition to the extremely favorable conversion price for the new stock issuance and the future reduction of $240,000 in annual interest expense, management's elimination of its primary long term debt significantly enhanced the Company's ability to pursue new sources of equity or debt based working capital.

During the third quarter ended May 31, 1998, working capital was used to fund ongoing development, including drilling and completion costs of $694,505. These costs are primarily related to one Maverick Basin gas well and four Williston Basin oil wells commenced prior to the current quarter, plus costs associated with completion of the new gas gathering system in Maverick County. Other third quarter expenditures included $30,195 for transportation and other equipment.

As a result of these activities, the Company ended the third quarter of fiscal 1998 with negative working capital of $2,388,034 and a current ratio of .35 to
1. This compares to positive working capital of $3,760,648 and a current ratio of 2.32 to 1 at August 31, 1997. While the Company's working capital position remained negative during the current quarter due to ongoing development activity, increased revenues from new gas production from the two latest Maverick Basin gas wells placed on production in December, 1997 and April, 1998, plus the increased sales capacity from the Maverick County pipeline expansion have significantly improved the Company's ability to meet its ongoing operating cash expenses. Except for statutory, intangible (non-cash) expenses required for compliance reporting purposes, including impairment, depreciation, depletion and amortization totaling $798,740, and exploration expenses of $2,287,610, actual operating activities for the nine month period ended May 31, 1998 resulted in income from producing operations of $550,990.

Subsequent to the end of the current quarter, the Company obtained $4,000,000 in additional working capital through a financing agreement reached with Domain Energy Corporation, (NYSE:DXD), a publicly held energy company. The funds are to be used primarily for the ongoing development of the Company's Maverick County, Texas gas producing properties, and provide for the drilling of at least 4 new gas wells, the completion of a 3.5 mile gas pipeline extension, various production enhancement activities and repayment of various debts associated with past drilling and 3-D seismic acquisition activities. Domain advanced the funds in exchange for a limited term overriding royalty interest related to specified depths underlying certain of the Company's oil and gas leases in Maverick County, Texas. The override will terminate upon repayment of the funds, with interest, from a specified portion of sales proceeds from all existing and future wells to be drilled on the subject leases.

Management is confident it has obtained sufficient working capital to carry out its exploration and development plans on its Texas leaseholds as well as to meet its obligations in the ordinary course of business through the end of 1998. In order to advance the development of the Company's Williston Basin leaseholds, the Company will need to raise additional capital under terms consistent with its continually improving internal cash generation capabilities.

Management continues to actively pursue financing arrangements with various domestic and foreign parties, including banks, pension funds, institutions, public and private companies and individuals. Based on its fundraising results to date, including the financing completed subsequent to the end of the current quarter, Management remains confident it will continue to be successful in obtaining the required levels of favorably structured capital to fund the development of its extensive drilling prospects on a timely basis. If Management's efforts to raise additional capital are not successful, or if new production from its Maverick County drilling program is substantially less than expected, the Company's financial condition and liquidity could be materially adversely affected.

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

Results of Operations

The increase by over 325% in oil and gas sales for the current quarter and nine month year to date period of fiscal year 1998 over the same periods in fiscal year 1997 is attributable to increased production from the completion of four new Maverick Basin gas wells and ten new Williston Basin oil wells subsequent to November, 1996. Additionally, gas sales were significantly enhanced by the completion of the new gas gathering system addition placed in service during the first quarter of the current year. The increase in year-to-date lease operating expenses to $551,816 is due primarily to completion of the ten new oil wells subsequent to November 1996, with their high, production associated, water disposal costs. Prior period lease operating expenses reflect the much lower operating costs typical to the production of natural gas. The increase in exploration expenses to $2,287,610 for the current nine month period reflect the accelerated exploration activity levels. Exploration expenses for the current nine month period include $1,881,450 of dry hole costs incurred in drilling the Dottie #1-23 and the Abrahamson #41-33H in the Williston Basin while the same period in fiscal 1997 contained no significant dry hole charges. During the first quarter of fiscal 1998, the Company established a $50,000 per quarter reserve provision for impairment of non-producing leaseholds due to the significant increase in new leases purchased during the past year, while no such provision was necessary in the prior fiscal year. Depreciation, depletion and amortization increased by $479,453 over the same nine month period of the prior fiscal year. Depletion increased consistent with the higher oil and gas sales levels of the current period. Amortization increased by $390,000. This increase was due to the recognition in the current period of $180,000 in previously capitalized prepaid loan fees related to the $4,000,000 debenture conversion effective January 1, 1998, and $210,000 of 3-D seismic costs originally capitalized subsequent to February, 1997.

Interest income decreased by $132,264 and $87,487 for the current quarter and the nine month period of fiscal 1998 reflecting lower cash reserve levels as compared to the respective prior year periods. Decreased interest expense for the current quarter and the nine month period of fiscal 1998 reflects more favorable terms under the Company's new long-term debt restructured in February, 1997 and the subsequent conversion of its convertible debentures to equity in the second quarter of fiscal 1998.

The increase in general and administrative expenses is due primarily to staff increases subsequent to November, 1996, and February, 1997, as required by increased exploration activity, as well as higher legal and accounting expenses related to ongoing compliance reporting requirements. The elimination of losses from ExproFuels activity reflects the complete write-off of the Company's investment in ExproFuels prior to the beginning of fiscal 1998.

During the first quarter, the Company completed building six miles of 6 inch pipeline across a portion of its Maverick County, Texas, Paloma lease. The pipeline gathers the Company's gas and provides the option of delivery to either of two area pipeline systems, the Aquilla Gas pipeline or the West Texas Gas pipeline. The Company had previously experienced some curtailment in its gas production because of the inability of the West Texas Gas pipeline to consistently carry all the Company's gas. Since completion of the new line, the Company's gross production increased from 2,400,000 cubic feet of gas per day initially, to 3,400,000 cubic feet per day as of the end of the current quarter, from existing wells connected to this pipeline during the first quarter.

During the first quarter, the Company drilled the Paloma #2-83 on its 50,000 acres lease block in Maverick County, Texas. The well was completed in the Glen Rose formation with an absolute open flow potential of 63,000,000 cubic feet of gas per day and initial production in December, 1997 at a rate of 2,000,000 cubic feet per day. In January, 1998, production was increased to 3,000,000 cubic feet of gas per day and further increased to 4,000,000 cubic feet per day prior to the end of the second quarter. By the end of the current quarter, production was limited to 2,400,000 cubic feet of gas per day due to purchaser curtailments through the West Texas Gas system. The Company expects further curtailments to be eliminated upon the well's connection to its new 6 inch pipeline, expected prior to the end of fiscal year 1998.

During the second quarter, the Company drilled the Paloma #1-66 on the Maverick County, Texas lease block. The well was completed in the Glen Rose formation with an absolute open flow potential of 18,000,000 cubic feet of gas per day. Initial production commenced in April, 1998, at a rate of 3,300,000 cubic feet of gas per day. By the end of the current quarter, production averaged only 2,700,000 cubic feet of gas per day due to purchaser curtailments through the West Texas Gas system. The Company also expects to eliminate further curtailments upon this well's connection to its new 6 inch pipeline, expected prior to the end of fiscal year 1998. Based upon the Company's experience with similar wells, production is expected to reach 4,000,000 cubic feet of gas per day.

                                       10
Subsequent to the end of the current quarter the Company commenced drilling the Paloma "E" #1-90 on its Maverick County lease block. As of the date of this report, drilling had encountered approximately 60 feet of reef in the Glen Rose formation that appeared to be gas productive, based upon analysis of the electric logs. Management expects the well will be connected to its new 6 inch pipeline prior to the end of the fourth quarter. The Company owns a 62.5% working interest in each of the above wells.

During the first quarter, the Company participated in drilling three Williston Basin oil wells. The first well, Continental Resources, Inc.'s Table Mountain #1-7 was drilled horizontally in the Red River "B" in Harding County, South Dakota. The Company owns a 43% working interest in the well which is currently producing at a rate of 20 barrels of oil per day and 175 barrels of water per day. The second well, the Marty #1-17, owned 100% by the Company, was drilled in the Red River "B" formation in Bowman County, North Dakota. The well was drilled horizontally 3,350 feet using 3-D seismic and is currently producing 145-150 barrels of oil and 200 barrels of water per day. The Company drilled the Dottie #1-23 in Golden Valley, North Dakota. The well was drilled 1,750 feet horizontally in the Red River "B" formation and did not encounter economic quantities of oil. Consequently, all drilling cost incurred through the end of the current quarter were charged to dry hole cost. Subsequently, the Company has decided to plug-back the well and further evaluate the Ratcliff interval prior to abandonment.

Subsequent to the end of the current quarter,  Union Pacific  Resources  Company
(UPRC) decided to plug and abandon the Abrahamson #1-33, located in Bowman County, North Dakota. TXCO owns a 50% working interest in the well which was drilled horizontally during the prior fiscal year. UPRC, as operator, had drilled 5 laterals in the well attempting to stay in the target Red River "B" zone, but encountered water on the first 4 laterals. The recent drop in oil prices to $8-$9 per barrel in North Dakota has made the Company's anticipated re-entry uneconomic. Management is reviewing the Company's future development plans on its extensive Williston Basin leasehold in light of continuing weakness in oil prices.

Since fiscal 1997, the Company has had an interest in several wells in the Stadium Field, a field producing from the Lodgepole formation in Stark County, North Dakota. The Stadium Field has now been unitized which will maximize primary production and allow secondary recovery efforts to begin. The North Dakota Industrial Commission has issued an order providing for the unitized management, operation and further development of the Stadium-Lodgepole Unit. Based upon current information, the Company estimates that approximately 34,000 barrels will be produced to the Company's interest over the economic life of the field.

PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         The Company is not involved in any significant matters of litigation incidental to its business except for the two lawsuits filed in July, 1997 between the Company's former subsidiary, ExproFuels, Inc. versus CNG International, American Engineering, Inc.,(AEI) and American Technical Institute (ATI), one being filed in federal court in San Antonio, Texas by ExproFuels and the other by ATI and AEI in state court in Memphis, Tennessee. On January 22, 1998, both cases were consolidated into one case, to be adjudicated in federal court in the Western District of Tennessee. The parties are in the advanced stages of negotiating a preliminary Settlement Agreement and Mutual Release Agreement resulting from court-annexed non-binding mediation proceedings. The Company and its counsel remain optimistic they will ultimately prevail in the matter and remain confident that any unfavorable outcome is extremely unlikely.



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




Date:  July 14, 1998

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
---------           ---------------

 27                 FINANCIAL DATA SCHEDULE