Form 10-Q
period 1998-11-30
EXPLORATION CO
filed 1999-01-08
CIK 313395

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended                                 Commission File No. 0-9120
November 30, 1998


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 22, 1998.


Common Stock $0.01 par value                                      15,613,516
      (Class of Stock)                                        (Number of Shares)

                           Total number of pages is 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)




Assets                                            Nov 30, 1998     Aug 31, 1998
------                                            ------------     ------------


Current Assets
    Cash .......................................   $  1,636,049    $  2,329,236
    Accounts receivable-net ....................      1,369,468         861,666
    Prepaid expenses ...........................         74,476          17,738
                                                   ------------    ------------
                  Total Current Assets .........      3,079,993       3,208,640


Property and Equipment
    Oil and gas properties, net of impairment ..     15,661,315      14,576,057
    Other equipment ............................        236,839         236,839
    Less accumulated depreciation, depletion
        and amortization .......................     (2,540,247)     (2,206,468)
                                                   ------------    ------------
                                                     13,357,907      12,606,428

Other Assets
    Deferred financing fees, net of amortization         15,000          18,000
    Other assets ...............................        431,564         431,564
                                                   ------------    ------------
                                                        446,564         449,564
                                                   ------------    ------------

                  Total Assets .................   $ 16,884,464    $ 16,264,632
                                                   ============    ============















See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)




Liabilities and Stockholders' Equity                                   November 30, 1998                 August 31, 1998
------------------------------------                                   -----------------                 ---------------
                                                                         >


Current Liabilities
    Accounts payable and accrued expenses                              $    1,605,139                 $       845,564
    Current portion of long term debt                                       1,997,914                       1,846,383
                                                                        -------------                   -------------
           Total Current Liabilities                                        3,603,053                       2,691,947


Long-term Liabilities
    Long-term debt, net of current portion                                  2,614,642                       2,977,544


Stockholders' Equity
    Common stock,  par value  $.01 per  share;
        authorized  200,000,000  shares;
        issued and outstanding 15,613,516 shares
        at November 30, 1998 and at August 31, 1998                           156,135                         156,135
    Additional paid-in capital                                             40,161,100                      40,161,100
    Accumulated deficit                                                   (29,650,466)                    (29,722,094)
                                                                         ------------                    ------------
           Total Stockholders' Equity                                      10,666,769                      10,595,141
                                                                         ------------                    ------------


           Total Liabilities and Stockholders' Equity                   $  16,884,464                   $  16,264,632
                                                                         ============                    ============















See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months   Three Months
                                                      Ended             Ended
                                                    Nov 30, 1998   Nov 30, 1997
                                                    ------------   ------------


Revenues:
    Oil and gas sales ............................   $ 1,141,093    $   529,239
    Other income .................................        89,881         39,792
                                                     -----------    -----------
                                                       1,230,974        569,031
Costs and Expenses:
    Lease operating expenses .....................       155,239        199,460
    Production taxes .............................        78,261         10,484
    Exploration expenses .........................        37,723         73,751
    Impairment of properties .....................        50,000         50,000
    Depreciation, depletion and amortization .....       333,863        146,251
    General and administrative expenses ..........       349,975        285,906
                                                     -----------    -----------
            Total costs and expenses .............     1,005,061        765,852
                                                     -----------    -----------

Income (loss) from operations ....................       225,913       (196,821)

Other Income (Expense):
    Interest income ..............................        33,072         70,082
    Interest expense .............................      (184,315)       (72,509)
    Loan fee amortization ........................        (3,000)        (9,999)
    Loss on currency translation .................           -0-        (47,545)
                                                     -----------    -----------
                                                        (154,243)       (59,971)
                                                     -----------    -----------

Net income (loss) ................................  $     71,670    $  (256,792)
                                                     ===========    ===========


Amounts Per Common Share:

Basic income (loss) per common share ............   $     0.005    $    (0.017)
                                                     ===========    ===========








See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months                     Three Months
                                                                           Ended                            Ended
                                                                     November 30, 1998                November 30, 1997
                                                                     -----------------                -----------------


Operating Activities:
Net income (loss)                                                       $        71,670                $     (256,792)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Impairment of properties                                                    50,000                        50,000
      Depreciation, depletion and amortization                                  336,863                       156,250
Changes in operating assets and liabilities:
     Receivables                                                               (507,802)                     (409,750)
     Prepaid expenses and other                                                 (56,738)                       39,451
     Accounts payable and accrued expenses                                      759,575                     1,252,413
                                                                          -------------                  ------------
Net cash provided in operating activities                                       653,568                       831,572

Investing Activities:
     Development and purchases
        of oil and gas properties                                            (1,135,385)                   (4,211,778)
     Purchase of property and equipment                                              -0-                       (1,277)
     Other assets                                                                    -0-                      (19,999)
                                                                          --------------                 ------------
Net cash (used) in investing activities                                      (1,135,385)                   (4,233,054)

Financing Activities:
     Issuance of common stock, net of expenses                                       -0-                       20,000
     Proceeds from debt obligations                                             529,358                            -0-
     Payments on debt obligations                                              (740,728)                     (947,048)
                                                                          -------------                  -------------
Net cash (used) in financing activities                                        (211,370)                     (927,048)
                                                                          -------------                  -------------

Decrease in cash and equivalents                                               (693,187)                   (4,328,530)

Cash and equivalents at beginning of period                                   2,329,236                     6,198,069
                                                                          -------------                  ------------

Cash and equivalents at end of period                                    $    1,636,049                 $   1,869,539
                                                                          =============                  ============








See notes to financial statements

                             THE EXPLORATION COMPANY
                        NOTES TO FINANCIAL STATEMENTS FOR
      THE PERIODS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997 (Unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended August 31, 1998, which is incorporated herein by reference.

2. COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of November 30, 1998, the Company had outstanding and exercisable warrants and options to purchase 2,101,906 shares of common stock at prices ranging from $2.00 to $6.60 per share. The warrants and options expire at various dates through September 2008.

Basic income or loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                    Three Months
                                                    ------------

                  November 30, 1998                  15,613,516
                  November 30, 1997                  14,762,593



3. DEBT

During the current quarter, the Company obtained the remaining $500,000 available under its $4,000,000 financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company. The Company received the funds on a non-recourse basis, in exchange for a limited term overriding royalty interest related to specified depths underlying certain of its oil and gas leases in Maverick County, Texas. The override will terminate upon repayment of the funds, with interest, from a specified portion of sales proceeds of all existing and future wells to be drilled on the subject leases.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended November 30, 1998, cash reserves of $2,329,236 at August 31,1998 were increased by cash provided in operating activities of $653,568 resulting in a total of $2,982,804 in working capital available for use in meeting the Company's ongoing operational and development needs. Draws totaling $500,000 in additional working capital were obtained during the current quarter under the existing Range Energy Finance Corporation (Range) financing agreement.

During the current quarter portions of this capital were used to fund payments on current portions of debt and capital leases of $740,728 and interest on debt of $184,315. Most significantly, $1,135,385 was invested in the development of the Company's oil and gas properties, including drilling and completion of five Maverick Basin gas wells on the Company's acreage in south Texas.

As a result of these activities, the Company ended the first quarter of fiscal 1999 with negative working capital of $523,060 and a current ratio of .85 to 1. This compares to a positive working capital of $516,693 and a current ratio of
1.19 to 1 at August 31, 1998. The Company's working capital position weakened during the current quarter primarily due to cash outlays for its ongoing development activities and for payments under the Range limited term overriding royalty interest obligation. While it's working capital position weakened during the period, the Company attained quarterly profitability for the first time in recent history, realizing a net profit for the current quarter of $71,670 and generating $653,568 in positive cash flow from its operating activities.

The increased revenues from new gas production from the Maverick Basin gas wells placed on production during the last quarter of fiscal year 1998 and the current quarter ended November 1998, plus the increased sales capacity from the Maverick County pipeline expansion continue to significantly improve the Company's ability to meet its ongoing operating cash expenses and development plans. Except for statutory, intangible (non-cash) expenses required for compliance reporting purposes, including impairment, depreciation, depletion and amortization totaling $383,863, and exploration expenses of $37,723, actual operating activities for the three month period ended November 30, 1998 resulted in income from producing operations of $647,499.

Management continues to actively pursue financing arrangements with various domestic and foreign parties, including banks, pension funds, institutions, public and private companies and individuals. Based on it's ability to generate working capital from operations and its fundraising results to date, Management remains confident it will continue to be successful in obtaining the required levels of favorably structured capital to fund the development of its extensive drilling prospects on a timely basis. If Management's efforts to raise additional debt or equity capital are not successful, or if realized gas and oil prices for the growing new gas production from the Maverick Basin or existing Williston Basin oil production is substantially less than expected, the Company's financial condition and liquidity could be adversely affected.

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

RESULTS OF OPERATIONS

The increase by 116% in oil and gas sales for the current quarter of fiscal year 1999 over the same quarter in fiscal year 1998 is attributable to increased production from the completion of five new Maverick Basin gas wells subsequent to the prior period. While positive, the increase was significantly offset by the dramatic drop in realized oil an gas prices subsequent to November 1997. Additionally, gas sales volumes were significantly enhanced by the completion of the new gas gathering system addition placed in service during fiscal year 1998. Depreciation, depletion and amortization increased by $187,612 over the same three month period of the prior fiscal year. This increase was due primarily to the increase in depletion caused by increased production levels and to a higher depletion rate over the same period last year due to revised reserve estimates required by the lower realized oil an gas prices for the period.

Interest income decreased by $37,010 during the current quarter of fiscal 1999 reflecting lower cash reserve levels while interest expense increased $111,806 for the same period reflecting the addition of the Range financing agreement in the last quarter of fiscal year 1998 as compared to the similar period of fiscal year 1998. The increase in general and administrative expenses of $64,069 is due primarily to staff increases subsequent to February, 1997, as necessitated by the increase in exploration activity.

During the first quarter of fiscal 1999, the Company finished the drilling phase, completed and/or commenced marketing gas production from four new wells located in the Prickly Pear (Glen Rose) Field on the Company's Paloma lease in the Maverick Basin in South Texas, including the Paloma #2-66, the Paloma #4-51, the Paloma #1-65 and the Paloma #1-64. These four latest Prickly Pear Field wells, were the 4th through 7th consecutive new discoveries in the field. They encountered between 40 and 72 feet of productive Glen Rose reefs and tested at absolute open flow rates of between 10,000,000 and 121,000,000 cubic feet of gas per day (cfd). The new wells are currently on production with gross daily production volumes ranging from 1,000,000 to 4,000,000 cfd per well.

The Company proceeded with its evaluation of the newly acquired 21,600 additional acres contained in two new mineral leases offsetting two sides of its existing Paloma lease, consistent with Management's strategy of extending the known limits of its primary producing area. Initial drilling on the 8,800 acre block located west of the Paloma lease resulted in the completion of the Alkek #1-232 during October 1998. While the lower Glen Rose reef interval contained water, the well was completed in the overlying Georgetown interval and was placed on production in November 1998. Management continues to evaluate the well's production profile and ongoing economic viability.

Also during the quarter, the Company's new 50% joint venture partners in the Company's existing 17,000 acre Kincaid lease commenced field work on the new 27 square mile 3-D seismic acquisition program. Management remains confident that its new partner's investment in the 3-D seismic study will identify significant additional Glen Rose gas-bearing patch reef drilling prospects for future development.

In December 1998, the Company announced the completion of the Paloma "E" #2-52, its eighth consecutive new Prickly Pear (Glen Rose) Field gas well. The well encountered 58 feet of gas-productive reef and tested at the absolute open flow rate of 10,750,000 cfd, confirming another excellent producer. Management anticipates the Paloma "E" # 2-52 will have an initial production rate of 1,000 mcfd to 2,000 mcfd.

Management expects that revenues from all of the new gas wells will have a significant ongoing positive impact reflected in the operating results for the second quarter ended February 1999. Pending gas and oil price stability, operating results should reflect a continuing positive trend in increased net revenues and positive cash flows from operations, while allowing the Company to extend its ongoing profitability through the balance of fiscal year 1999 and beyond.




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



                                     THE EXPLORATION COMPANY
                                           (Registrant)



                                     /s/ Roberto R. Thomae
                                     ---------------------
                                     Roberto R. Thomae,
                                     Chief Financial Officer
                                     (Signing on behalf of the Registrant
                                     and as chief accounting officer)




Date:  December 23, 1998