Form 10-Q
period 1999-02-28
EXPLORATION CO
filed 1999-04-14
CIK 313395

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




     For the Quarter ended                        Commission File No. 0-9120
     February 28, 1999


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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 12, 1999.


      Common Stock $0.01 par value                                15,613,516
                 (Class of Stock)                             (Number of Shares)

                           Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



Assets                                                                      Feb 28, 1999                     Aug 31, 1998
------                                                                      ------------                     ------------


Current Assets
    Cash                                                                   $     962,754                     $  2,329,236
    Accounts receivable-net                                                    2,095,985                          861,666
    Prepaid expenses                                                              53,642                           17,738
                                                                            ------------                      -----------
                  Total Current Assets                                         3,112,381                        3,208,640


Property and Equipment
    Oil and gas properties, net of impairment                                 16,250,025                       14,576,057
    Other equipment                                                              236,839                          236,839
    Less accumulated depreciation, depletion
        and amortization                                                      (2,952,852)                      (2,206,468)
                                                                            ------------                      -----------
                                                                              13,534,012                       12,606,428

Other Assets
    Deferred financing fees, net of amortization                                  12,000                           18,000
    Other assets                                                                 431,564                          431,564
                                                                            ------------                      -----------
                                                                                 443,564                          449,564
                                                                            ------------                      -----------



                  Total Assets                                             $  17,089,957                     $ 16,264,632
                                                                           =============                     ============















See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                                   BALANCE SHEETS
                                                    (UNAUDITED)




Liabilities and Stockholders' Equity                                      Feb 28, 1999                    Aug 31, 1998
------------------------------------                                      ------------                    ------------


Current Liabilities
    Accounts payable and accrued expenses                              $    1,805,246                  $      845,564
    Current portion of long term debt                                       2,035,526                       1,846,383
                                                                         ------------                    ------------
           Total Current Liabilities                                        3,840,772                       2,691,947


Long-term Liabilities
    Long-term debt, net of current portion                                  2,220,436                       2,977,544


Stockholders' Equity
    Common stock,  par value  $.01 per  share;
        authorized  200,000,000  shares;
        issued and outstanding 15,613,516 shares
        at February 28, 1999 and at August 31, 1998                           156,135                         156,135
    Additional paid-in capital                                             40,161,100                      40,161,100
    Accumulated deficit                                                   (29,288,486)                    (29,722,094)
                                                                        -------------                   -------------
           Total Stockholders' Equity                                      11,028,749                      10,595,141
                                                                        -------------                   -------------




           Total Liabilities and Stockholders' Equity                   $  17,089,957                   $  16,264,632
                                                                        =============                   =============













See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                            Three Months                 Three Months
                                                                                Ended                         Ended
                                                                            Feb 28, 1999                 Feb 28, 1998
                                                                            ------------                 ------------


Revenues:
    Oil and gas sales                                                       $  1,523,149               $      624,353
    Other income                                                                  88,047                       40,703
                                                                            ------------                -------------
                                                                               1,611,196                      665,056
Costs and Expenses:
    Lease operating expenses                                                     173,086                      145,938
    Production taxes                                                             112,668                       41,077
    Exploration expenses                                                          28,175                    1,074,648
    Impairment of properties                                                      50,000                       50,000
    Depreciation, depletion and amortization                                     412,604                      146,245
    General and administrative expenses                                          330,740                      352,635
                                                                            ------------                -------------
            Total costs and expenses                                           1,107,273                    1,810,543
                                                                            ------------                -------------

Income (loss) from operations                                                    503,923                   (1,145,487)

Other Income (Expense):
    Interest income                                                               18,701                        9,401
    Interest expense                                                            (157,686)                     (24,332)
    Loan fee amortization                                                         (3,000)                    (170,000)
    Loss on currency translation                                                     -0-                           -0-
                                                                            ------------                -------------
                                                                                (141,985)                    (184,931)
                                                                            ------------                -------------

Net income (loss)                                                           $    361,938                $  (1,330,418)
                                                                            ============                =============


Amounts Per Common Share:

Basic and diluted income (loss) per common share                            $       0.02                $       (0.09)
                                                                            ============                =============








See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                              Six Months                  Six Months
                                                                                Ended                       Ended
                                                                            Feb 28, 1999                 Feb 28, 1998
                                                                            ------------                 ------------


Revenues:
    Oil and gas sales                                                       $  2,664,242                 $  1,153,592
    Other income                                                                 177,928                       80,495
                                                                             -----------                 ------------
                                                                               2,842,170                    1,234,087
Costs and Expenses:
    Lease operating expenses                                                     328,325                      345,398
    Production taxes                                                             190,929                       51,561
    Exploration expenses                                                          65,898                    1,148,399
    Impairment of properties                                                     100,000                      100,000
    Depreciation, depletion and amortization                                     746,467                      292,495
    General and administrative expenses                                          680,715                      638,541
                                                                             --- -------                 ------------
            Total costs and expenses                                           2,112,334                    2,576,394
                                                                             ------------                ------------

Income (loss) from operations                                                    729,836                   (1,342,307)

Other Income (Expense):
    Interest income                                                               51,773                       79,483
    Interest expense                                                            (342,001)                     (96,841)
    Loan fee amortization                                                         (6,000)                    (180,000)
    Loss on currency translation                                                     -0-                      (47,545)
                                                                             -----------                 ------------
                                                                                (296,228)                    (244,903)
                                                                             -----------                 ------------

Net income (loss)                                                            $   433,608                 $ (1,587,210)
                                                                             ===========                 ============


Amounts Per Common Share:

Basic and diluted income (loss) per common share                             $      0.03                 $      (0.11)
                                                                             ===========                 ============








See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                              STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                            Six Months                    Six Months
                                                                               Ended                         Ended
                                                                           Feb 28, 1999                  Feb 28, 1998
                                                                           ------------                  ------------


Operating Activities:
Net income (loss)                                                          $    433,608                 $  (1,587,210)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Impairment of properties                                                   100,000                       100,000
      Depreciation, depletion and amortization                                  752,467                       472,495
Changes in operating assets and liabilities:
     Receivables                                                             (1,234,319)                     (128,563)
     Prepaid expenses and other                                                 (35,904)                       36,542
     Accounts payable and accrued expenses                                      959,682                     1,317,251
                                                                           ------------                   -----------
Net cash provided in operating activities                                       975,534                       210,515

Investing Activities:
     Development and purchases
        of oil and gas properties                                            (1,774,051)                   (5,144,890)
     Purchase of property and equipment                                              -0-                      (10,787)
     Other assets                                                                    -0-                      (19,999)
                                                                           ------------                   -----------
Net cash (used) in investing activities                                      (1,774,051)                   (5,175,676)

Financing Activities:
     Issuance of common stock, net of expenses                                       -0-                       20,000
     Proceeds from debt obligations                                             529,358                            -0-
     Payments on debt obligations                                            (1,097,323)                     (949,959)
                                                                           ------------                   -----------
Net cash (used) in financing activities                                        (567,965)                     (929,959)
                                                                           ------------                   -----------

Decrease in cash and equivalents                                             (1,366,482)                   (5,895,120)

Cash and equivalents at beginning of period                                   2,329,236                     6,198,069
                                                                           ------------                   -----------

Cash and equivalents at end of period                                      $    962,754                  $    302,949
                                                                           ============                  ============








See notes to financial statements

                             THE EXPLORATION COMPANY
                        NOTES TO FINANCIAL STATEMENTS FOR
      THE PERIODS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998 (Unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended August 31, 1998, which is incorporated herein by reference. Certain amounts for fiscal year 1998 have been reclassified for comparative purposes to fiscal year 1999.


2.        COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of February 28, 1999, the Company had outstanding and exercisable warrants and options to purchase 2,101,906 shares of common stock at prices ranging from $1.25 to $6.60 per share. The warrants and options expire at various dates through September 2008.


Basic income or loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                        Three Months          Six Months
                                        ------------          ----------
     February 28, 1999                   15,613,516          15,613,516
     February 28, 1998                   15,320,695          15,039,947

Diluted income or loss per share is computed in accordance with FASB 128, and resulted in a less than $.005 change to basis earnings per share for each period presented.


3.        DEBT

During the first quarter ended November 30, 1998, the Company obtained the remaining $500,000 available under its $4,000,000 financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company. The Company received the funds on a non-recourse basis, in exchange for a limited term overriding royalty interest related to specified depths underlying certain of its oil and gas leases in Maverick County, Texas. The override will terminate upon repayment of the debt, which is repayable with interest from a specified portion of sales proceeds of all existing and future wells to be drilled on the subject leases.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $2,329,236 at August 31,1998 were increased by cash provided from operating activities of $975,534 resulting in a total of $3,304,770 in working capital available for use in meeting the Company's ongoing operational and development needs during the six month period ended February 28, 1999. Additionally, $500,000 was obtained during the first quarter under the existing Range Energy Finance Corporation (Range) financing agreement.

During the first quarter of fiscal 1999 portions of this working capital were used to fund payments on current portions of debt and capital leases of $740,728 and interest on debt of $184,315. An additional $1,135,385 was invested in the development of the Company's oil and gas properties, including the drilling and completion of five Maverick Basin gas wells on the Company's acreage in south Texas.

During the second quarter ended February 28, 1999, ongoing payments on current portions of debt and capital leases totaled $356,595, with payments of interest on debt of $157,686. Most significantly, $638,666 was invested in the continuing development of the Company's oil and gas properties, including the drilling and or completion of four additional Maverick Basin gas or oil wells in south Texas.

As a result of these activities, the Company ended the second quarter of fiscal 1999 with negative working capital of $728,391 and a current ratio of .81 to 1. This compares to a positive working capital of $516,693 and a current ratio of
1.19 to 1 at August 31, 1998. The Company's working capital position weakened during the first two quarters of fiscal 1999 primarily due to cash outlays for its ongoing development activities and for payments under the Range limited term overriding royalty interest obligation. However, the Company maintained its profitability for two consecutive quarters for the first time in its history. Net Income grew to $433,608 for the six months ended February 28, 1999 while positive cash flow from operating activities increased to $975,534.

The increased revenues from new gas production from Maverick Basin gas wells placed on production during the first half of fiscal year 1999 continue to significantly improve the Company's ability to meet its ongoing operating cash expenses and development plans. Except for statutory, intangible (non-cash) expenses required for compliance reporting purposes, including impairment, depreciation, depletion and amortization totaling $846,467 and exploration expenses of $65,898, actual operating activities for the six month period ended February 28, 1999 resulted in income from producing operations of $1,642,201.

Management is actively pursuing additional financing arrangements with various domestic and foreign parties, including banks, pension funds, institutions, public and private companies and individuals. Based on it's improving ability to generate working capital from operations and its fundraising results to date, Management remains confident it will continue to be successful in obtaining the required levels of favorably structured capital to fund the development of its extensive drilling prospects on a timely basis. If Management's efforts to raise additional debt or equity capital are not successful, or if realized gas and oil prices for the growing new gas production from the Maverick Basin or existing Williston Basin oil production is substantially less than expected, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

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

RESULTS OF OPERATIONS

The increase by over 140% and 130%, respectively, in oil and gas sales for the second quarter and six month year to date period of fiscal year 1999 over the same periods in fiscal year 1998 is attributable to increased production from the completion of six new Maverick Basin gas wells subsequent to the prior periods. Additionally, gas sales volumes were significantly enhanced by the completion of the new gas gathering system addition placed in service during fiscal year 1998. While positive, the increases were significantly offset by the dramatic drop in realized oil and gas prices subsequent to November 1997.

Depreciation, depletion and amortization for the second quarter and year to date periods increased by $266,359 and $453,972, respectively, over the same periods of the prior fiscal year. The increase is due primarily to the proportionate increase in depletion caused by increased production levels and to a higher depletion rate over the same period last year due to revised reserve estimates required by the lower realized oil and gas prices for the current periods. The decrease in loan fee amortization expense for both fiscal 1999 periods as compared to fiscal 1998 reflects the non-recurring nature of the prior period's recognition of $180,000 in previously capitalized prepaid loan fees due to the conversion of a $4,000,000 debenture effective January 1, 1998. Fiscal 1998 loan fee amortization expense has been reclassified for comparative purposes with current year expense.

Interest expense increased $133,354 and $245,160, respectively, for the second quarter and six month year to date period of fiscal 1999 over the same periods in fiscal year 1998, primarily reflecting the addition of the Range financing agreement in the last quarter of fiscal year 1998.

During the first quarter of fiscal 1999, the Company drilled, completed and/or commenced marketing gas production from four new wells located in the Prickly Pear (Glen Rose) Field on the Company's Paloma lease in the Maverick Basin in South Texas: the Paloma #2-66, the Paloma #4-51, the Paloma #1-65 and the Paloma #1-64. These four Prickly Pear Field wells, were the 4th through 7th consecutive new discoveries in the field. Having encountered between 40 and 72 feet of productive Glen Rose reefs and tested at absolute open flow rates of between 10,000,000 and 121,000,000 cubic feet of gas per day (cfd), these new wells were placed on production late in the first quarter or early in the second quarter of fiscal 1999, with gross daily production volumes ranging from 1,000,000 to 4,000,000 cfd per well.

During the second quarter of fiscal 1999, the Company completed the Paloma "E" #2-52, its 8th consecutive new Prickly Pear (Glen Rose) Field gas well. The well, which encountered 58 feet of gas-productive reef, tested at the absolute open flow rate of 10,750,000 cfd, and is currently producing at a gross daily production rate of 2,600,000 cfd. Also during the second quarter, the Company participated with Exco Resources, in drilling the Barclay #2-106, a gas prospect located on a portion of the Paloma Ranch contiguous to TXCO's Paloma lease, but not covered by the latest, more intensive 3-D seismic survey data used in locating the latest 8 Prickly Pear Field gas wells. The well encountered 68 feet of low permeability (non-productive) Glen Rose reef. It was subsequently completed in the lower Georgetown interval as an oil well and is currently being evaluated for further stimulation techniques.

Consistent with Management's strategy of extending the known limits of its primary producing area, the Company has proceeded with its evaluation of its newly acquired interest in 21,600 additional acres contained in two new mineral leases offsetting the Paloma lease. Initial drilling during the first quarter of fiscal 1999 on the 8,800 acre block located west of the Paloma lease used older available 3-D surveys and resulted in the completion of the Alkek #1-232 during October 1998. While the lower Glen Rose reef interval contained water, the well was completed in the overlying upper Georgetown interval and was placed on production in November 1998. During the second quarter of fiscal 1999, the Company commenced drilling the Chittim #1-102 on the 12,800 lease located east of its Paloma lease. The Company set casing on the well and is currently evaluating completion alternatives.

Subsequent to the end of the second quarter of fiscal 1999, the Company drilled the Alkek #2-233 on a separate section of the 8,800 acre lease, again using older 3-D data. A completion attempt is currently underway. Management continues to evaluate its recently completed Georgetown interval wells' production profiles and is currently designing a fracturing program to further stimulate oil and gas production from the Georgetown interval.

During the second quarter of fiscal 1999, the Company's new 50% joint venture partners in the Company's existing 17,000 acre Kincaid lease completed field data acquisition and final processing work on the new 27 square miles 3-D seismic acquisition program. Company engineers and geologists are in advanced stages of interpreting the newly obtained 3-D seismic data and have identified significant additional Glen Rose gas-bearing patch reef drilling prospects for future development. Interpretation work also continues on the new 3-D seismic data enhancing the Company's deep Jurassic interval prospect underlying the 17,000 acre lease.

Management expects that revenues from all of its new gas and oil wells will have a significant ongoing positive impact reflected in the operating results for the third and fourth quarters of fiscal 1999. Pending gas and oil price stability and or improvements, operating results should reflect a continuing positive trend in increased net revenues and positive cash flows from operations, while allowing the Company to extend its ongoing profitability through the balance of fiscal year 1999 and beyond.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On February 26, 1999, the Company held the Annual Meeting of Shareholders at the Petroleum Club of San Antonio, pursuant to the notice mailed to shareholders of record on January 8, 1999. The following matters were submitted for approval by vote at the meeting. All matters were approved by the shareholders' vote and the results of the voting is shown below for each matter.

   1.    Election of Five Directors:
         Nominee                                            For         Against
         --------------------------------------------   ----------      -------
         Stephen M. Gose, Jr ........................   14,060,208       93,637
         Thomas H. Gose .............................   14,060,143       93,702
         James E. Sigmon ............................   14,060,208       93,637
         Michael Pint ...............................   14,060,208       93,637
         Robert L. Foree, Jr ........................   14,059,698       94,147

         There were no changes in Directors of the Company


   2.   Proposal for an amendment of the Company's 1995 Flexible Incentive Plan:

            For              Against              Abstain              Non-Voted
          7,890,220          804,415              109,465              5,349,745


   3. Proposal for the re-incorporation of the Company by changing state of incorporation of the Company from Colorado to Delaware.

            For              Against              Abstain              Non-Voted
          8,665,755          252,566               9,798               5,225,726


   4. Proposal for ratification of the adoption of Akin, Doherty, Klein & Feuge, P.C., as independent Auditors for the Company for the fiscal year 1999.

            For              Against              Abstain
          14,111,145          34,530               8,170


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




Date:  April 12, 1999