Form 10-Q
period 1999-05-31
EXPLORATION CO
filed 1999-07-13
CIK 313395

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




     For the Quarter ended                        Commission File No. 0-9120
         May 31, 1999


                     THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)



                 DELAWARE                                      84-0793089
      (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
       incorporation or organization)


        500 NORTH LOOP 1604 E., SUITE 250                                78232
       (Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code:   (210) 496-5300



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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 12, 1999.


      Common Stock $0.01 par value                                15,613,516
                 (Class of Stock)                             (Number of Shares)

                           Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                                            THE EXPLORATION COMPANY
                                                 BALANCE SHEETS
                                                  (UNAUDITED)



Assets                                                                      May 31, 1999                     Aug 31, 1998
------                                                                      ------------                     ------------


Current Assets
    Cash                                                                 $       460,525                    $   2,329,236
    Accounts receivable-net                                                    1,948,505                          861,666
    Prepaid expenses                                                              50,162                           17,738
                                                                            ------------                     ------------
                  Total Current Assets                                         2,459,192                        3,208,640


Property and Equipment
    Oil and gas properties, net of impairment                                 16,812,776                       14,576,057
    Other equipment                                                              244,994                          236,839
    Less accumulated depreciation, depletion
        and amortization                                                      (3,419,395)                      (2,206,468)
                                                                            ------------                     ------------
                                                                              13,638,375                       12,606,428



Other Assets
    Deferred financing fees, net of amortization                                  19,000                           18,000
    Other assets                                                                 431,564                          431,564
                                                                            ------------                     ------------
                                                                                 450,564                          449,564
                                                                            ------------                     ------------



                  Total Assets                                              $ 16,548,131                     $ 16,264,632
                                                                            ============                     ============















See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                                   BALANCE SHEETS
                                                    (UNAUDITED)




Liabilities and Stockholders' Equity                                      May 31, 1999                    Aug 31, 1998
------------------------------------                                      ------------                    ------------

Current Liabilities
    Accounts payable and accrued expenses                               $   1,578,110                  $      845,564
    Current portion of long term debt                                       2,051,299                       1,846,383
                                                                         ------------                    ------------
           Total Current Liabilities                                        3,629,409                       2,691,947


Long-term Liabilities
    Long-term debt, net of current portion                                  1,567,998                       2,977,544


Stockholders' Equity
    Preferred stock, par value $.01 per share;
        authorized 10,000,000 shares; none issued
    Common stock, par value $.01 per share;
        authorized 50,000,000  shares; issued and
        outstanding 15,613,516 shares at May 31, 1999
        and at August 31, 1998                                                156,135                         156,135
    Additional paid-in capital                                             40,161,100                      40,161,100
    Accumulated deficit                                                   (28,966,511)                    (29,722,094)
                                                                         ------------                    ------------
           Total Stockholders' Equity                                      11,350,724                      10,595,141
                                                                         ------------                    ------------




           Total Liabilities and Stockholders' Equity                    $ 16,548,131                    $ 16,264,632
                                                                         ============                    ============


















See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                            Three Months                 Three Months
                                                                                Ended                         Ended
                                                                            May 31, 1999                 May 31, 1998
                                                                            ------------                 ------------

Revenues:
    Oil and gas sales                                                       $  1,792,935              $     901,571
    Other income                                                                 127,050                     63,842
                                                                             -----------               ------------
                                                                               1,919,985                    965,413
Costs and Expenses:
    Lease operating expenses                                                     246,369                    206,418
    Production taxes                                                             124,331                     59,010
    Exploration expenses                                                         155,978                  1,139,211
    Impairment of properties                                                     100,000                     50,000
    Depreciation, depletion and amortization                                     466,544                    176,245
    General and administrative expenses                                          360,567                    347,582
                                                                             -----------               ------------
            Total costs and expenses                                           1,453,789                  1,978,466
                                                                             -----------               ------------

Income (loss) from operations                                                    466,196                 (1,013,053)

Other Income (Expense):
    Interest income                                                               11,905                      5,663
    Interest expense                                                            (153,083)                   (24,508)
    Loan fee amortization                                                         (3,000)                       -0-
    Loss on currency translation                                                     -0-                        -0-
                                                                             ------------              ------------
                                                                                (144,178)                   (18,845)
                                                                             ------------              ------------

Net income (loss)                                                            $    322,018              $ (1,031,898)
                                                                             ============              ============


Amounts Per Common Share:

Basic and diluted income (loss) per common share                             $       0.02             $       (0.07)
                                                                             ============             =============











See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                             Nine Months                  Nine Months
                                                                               Ended                        Ended
                                                                            May 31, 1999                 May 31, 1998
                                                                            ------------                 ------------


Revenues:
    Oil and gas sales                                                       $  4,457,177                $   2,055,163
    Other income                                                                 304,978                      144,337
                                                                             -----------                  -----------
                                                                               4,762,155                    2,199,500
Costs and Expenses:
    Lease operating expenses                                                     574,694                      551,816
    Production taxes                                                             315,260                      110,571
    Exploration expenses                                                         221,876                    2,287,610
    Impairment of properties                                                     200,000                      150,000
    Depreciation, depletion and amortization                                   1,213,011                      468,740
    General and administrative expenses                                        1,041,282                      986,123
                                                                             -----------                  -----------
            Total costs and expenses                                           3,566,123                    4,554,860
                                                                             -----------                  -----------

Income (loss) from operations                                                  1,196,032                   (2,355,360)

Other Income (Expense):
    Interest income                                                               63,678                       85,146
    Interest expense                                                            (495,084)                    (121,349)
    Loan fee amortization                                                         (9,000)                    (180,000)
    Loss on currency translation                                                     -0-                      (47,545)
                                                                             -----------                  -----------
                                                                                (440,406)                    (263,748)
                                                                             -----------                  -----------

Net income (loss)                                                            $   755,626                  $(2,619,108)
                                                                             ===========                  ===========


Amounts Per Common Share:

Basic and diluted income (loss) per common share                             $      0.05                  $     (0.17)
                                                                             ===========                  ===========










See notes to financial statements.

                                              THE EXPLORATION COMPANY
                                              STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                            Nine Months                   Nine Months
                                                                               Ended                         Ended
                                                                           May 31, 1999                  May 31, 1998
                                                                           ------------                  ------------


Operating Activities:
Net income (loss)                                                         $     755,626                 $  (2,619,108)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Impairment of properties                                                   200,000                       150,000
     Depreciation, depletion and amortization                                 1,222,011                       648,740
Changes in operating assets and liabilities:
     Receivables                                                             (1,086,839)                     (386,519)
     Prepaid expenses and other                                                 (32,424)                       12,741
     Accounts payable and accrued expenses                                      732,546                     1,630,472
                                                                            -----------                   -----------
Net cash provided (used) in operating activities                              1,790,920                      (563,674)

Investing Activities:
     Development and purchases
        of oil and gas properties                                            (2,436,846)                   (4,527,579)
     Purchase of property and equipment                                          (8,155)                      (40,981)
     Other assets                                                               (10,000)                      (19,999)
                                                                            -----------                   -----------
Net cash (used) in investing activities                                      (2,455,001)                   (4,588,559)

Financing Activities:
     Issuance of common stock, net of expenses                                      -0-                        20,000
     Proceeds from debt obligations                                             551,195                       454,605
     Payments on debt obligations                                            (1,755,825)                   (1,016,727)
                                                                            -----------                   -----------
Net cash (used) in financing activities                                      (1,204,630)                     (542,122)
                                                                            -----------                   -----------

Decrease in cash and equivalents                                             (1,868,711)                   (5,694,355)

Cash and equivalents at beginning of period                                   2,329,236                     6,198,069
                                                                            -----------                   -----------

Cash and equivalents at end of period                                       $   460,525                   $   503,714
                                                                            ===========                   ===========










See notes to financial statements

                             THE EXPLORATION COMPANY
                        NOTES TO FINANCIAL STATEMENTS FOR
           THE PERIODS ENDED MAY 31, 1999 AND MAY 31, 1998 (Unaudited)


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


2.        COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of May 31, 1999, the Company had outstanding and exercisable warrants and options to purchase 2,101,906 shares of common stock at prices ranging from $1.25 to $6.60 per share. The warrants and options expire at various dates through September 2008.

Basic income or loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                         Three Months        Nine Months
                                         ------------        -----------
        May 31, 1999                     15,613,516          15,613,516
        May 31, 1998                     15,613,516          15,613,516

Diluted income or loss per share is computed in accordance with FASB 128, and resulted in a less than $.005 change to basic earnings per share for each period presented.

3.        DEBT

During the first quarter ended November 30, 1998, the Company obtained the remaining $500,000 available under its $4,000,000 financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company. The Company received the funds on a non-recourse basis, in exchange for a limited term overriding royalty interest related to specified depths underlying certain of its oil and gas leases in Maverick County, Texas. The override will terminate upon repayment of the debt, which is repayable with interest from a specified portion of sales proceeds of all existing and future wells to be drilled on the subject leases. As of May 31, 1999, this indebtedness had been reduced to approximately $2,687,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $2,329,236 at August 31,1998 were increased by cash provided from operating activities of $1,790,920 resulting in a total of $4,120,156 in working capital available for use in meeting the Company's ongoing operational and development needs during the nine month period ended May 31, 1999. Additionally, $500,000 was obtained during the first quarter under the existing Range Energy Finance Corporation (Range) financing agreement.

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

During the second quarter ended February 28, 1999, ongoing payments on current portions of debt and capital leases totaled $356,595, with payments of interest on debt of $157,686. An additional, $638,666 was invested in the continuing development of the Company's oil and gas properties, including the drilling and or completion of four Maverick Basin gas or oil wells in south Texas.

During the third quarter ended May 31, 1999, ongoing payments on current portions of debt and capital leases totaled $658,502, with payments of interest on debt of $153,083. More significantly, $662,795 was invested in the development of the Company's oil and gas properties, including current quarter drilling costs for one new well during the quarter, in addition to completion costs related to five wells in process from previous quarters.

As a result of these activities, the Company ended the third quarter of fiscal 1999 with negative working capital of $1,170,217 and a current ratio of .68 to
1. This compares to a positive working capital of $516,693 and a current ratio of 1.19 to 1 at August 31, 1998. The Company's working capital position weakened during the first three quarters of fiscal 1999 primarily due to cash outlays for its ongoing development activities and for payments under the Range limited term overriding royalty interest obligation. However, the Company continued its profit growth, having maintained its profitability for three consecutive quarters for the first time in its history. Net Income grew to $755,626 for the nine months ended May 31, 1999 while positive cash flow from operating activities increased to a record $1,790,920.

The increased revenues from new gas production from Maverick Basin gas wells placed on production during the first half of fiscal year 1999, combined with improved  prices  for  its gas and oil  production,  continue  to  significantly improve the Company's ability to meet its ongoing operating cash expenses and development plans. Except for statutory, intangible (non-cash) expenses required for compliance reporting purposes, including impairment, depreciation, depletion and amortization totaling $1,413,011 and period exploration expenses of $221,876, actual operating activities for the nine month period ended May 31, 1999 resulted in income from producing operations of $2,830,919.

Management continues its pursuit of additional financing arrangements with various parties, including banks, pension funds, public and private companies and individuals. Based on its strongly improved ability to generate working capital from operations and its fundraising results to date, Management remains confident it will continue to be successful in obtaining the required levels of favorably structured capital to fund the development of its extensive drilling prospects on a timely basis. If Management's efforts to raise additional debt or equity capital are not successful, or if realized gas and oil prices for the growing new gas production from the Maverick Basin or existing Williston Basin oil production is substantially less than expected, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

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

RESULTS OF OPERATIONS

The increase by over 99% and 117%, respectively, in oil and gas sales for the third quarter and nine month year-to-date period of fiscal year 1999 over the same periods in fiscal year 1998 is primarily attributable to increased production from the completion of seven new Maverick Basin gas wells subsequent to the prior periods. Additionally, gas sales volumes were enhanced by the completion of the new gas gathering system addition placed in service during fiscal year 1998. While positive, the increases were significantly offset by the dramatic drop in realized oil and gas prices subsequent to November 1997, with continuing price weakness through the first half of the current fiscal year.

Exploration expenses decreased for the third quarter and year to date periods by 86% and 90%, respectively, compared to the same periods of the prior fiscal year. Fiscal 1999 activity, reflects the high success rate of current year drilling results in Texas compared to multiple North Dakota dry holes drilled and written off during the prior fiscal year periods.

Depreciation, depletion and amortization for the third quarter and year to date periods increased by $290,299 and $744,271, respectively, over the same periods of the prior fiscal year. The increase is due primarily to the proportionate increase in depletion caused by increased production levels and to a higher depletion rate over the same period last year due to revised reserve estimates required by the lower realized oil and gas prices for the current periods. The decrease in loan fee amortization expense for both fiscal 1999 periods as compared to fiscal 1998, reflects the non-recurring nature of the prior period's recognition of $180,000 in previously capitalized prepaid loan fees due to the conversion of a $4,000,000 debenture effective January 1, 1998. Fiscal 1998 loan fee amortization expense has been reclassified for comparative purposes with current year expense.

Interest expense increased $128,575 and $373,735, respectively, for the third quarter and nine month year-to-date period of fiscal 1999 over the same periods in fiscal year 1998, primarily reflecting the addition of the Range financing agreement in the last quarter of fiscal year 1998.

During the first quarter of fiscal 1999, the Company drilled, completed and/or commenced marketing gas production from four new wells located in the Prickly Pear (Glen Rose) Field on the Company's Paloma lease in the Maverick Basin in South Texas: the Paloma #2-66, the Paloma #4-51, the Paloma #1-65 and the Paloma #1-64. These four Prickly Pear Field wells, were the 4th through 7th consecutive new discoveries in the field. Each encountered between 40 and 72 feet of productive Glen Rose reefs and tested at absolute open flow rates of between 10,000,000 and 121,000,000 cubic feet of gas per day (cfd). These new wells were placed on production late in the first quarter or early in the second quarter of fiscal 1999, with gross daily production volumes ranging from 1,000,000 to 4,000,000 cfd per well.

During the second quarter of fiscal 1999, the Company completed the Paloma "E" #2-52, its 8th consecutive new Prickly Pear (Glen Rose) Field gas well. The well, which encountered 58 feet of gas-productive reef, tested at the absolute open flow rate of 10,750,000 cfd. It is currently producing at a gross daily production rate of 2,600,000 cfd. Also during the second quarter, the Company participated with Exco Resources, in drilling the Barclay #2-106, a gas prospect located on a portion of the Paloma Ranch contiguous to TXCO's Paloma lease, but not covered by the latest, more intensive 3-D seismic survey data used in locating the latest 8 Prickly Pear Field gas wells. The well encountered 68 feet of water-bearing (non-productive) Glen Rose reef. It was subsequently completed in the lower Georgetown interval as an oil well and is currently being evaluated for further stimulation techniques.

Subsequent to the end of the third quarter, the Company drilled and completed the Paloma "E"#1-52, its 9th consecutive Prickly Pear (Glen Rose) Field gas well discovery utilizing its new 3-D seismic data. The well encountered 80 feet of gas productive reef and is currently being completed. Based on analysis of electric logs, Company engineers expect the well will be produced at a gross daily production rate of 2,000,000 cfd.

Consistent with Management's strategy of extending the known limits of its primary producing area, the Company has proceeded with its evaluation of its newly acquired interest in 21,600 additional acres contained in two new mineral leases offsetting the Paloma lease, the Alkek and Chittim leases. Initial drilling during the first quarter of fiscal 1999 on the 8,800 acre block located west of the Paloma lease used older available 3-D surveys and resulted in the completion of the Alkek #1-232 during October 1998. While the lower Glen Rose reef interval contained water, the well was completed in the overlying upper Georgetown interval and was placed on production in November 1998. During the second quarter of fiscal 1999, the Company commenced drilling the Chittim #1-102 on the 12,800 lease located east of its Paloma lease. The Company set casing on the well and is currently evaluating completion alternatives in the Lower Georgetown interval. During the third quarter of fiscal 1999, the Company drilled the Alkek #2-233 on a separate section of the 8,800 acre lease, again using older 3-D data. A completion attempt is currently underway. Management continues to evaluate its recently completed Georgetown interval production profiles and is currently designing a fracturing program to further stimulate oil and gas production from the Georgetown and Eagleford intervals.

During the second quarter of fiscal 1999, the Company's 50% joint venture partners in the 17,000 acres Kincaid lease completed field data acquisition and final processing work on the new 27 square miles 3-D seismic program. Company engineers and geologists completed their initial interpretation of the newly obtained 3-D seismic data and have identified significant additional Glen Rose, gas-bearing, patch reef prospects. The Company is currently drilling its first Kincaid lease Glen Rose prospect, the Kincaid #1-198, based on the new 3-D data. Pending additional weather delays, drilling should be completed prior to the end of the fourth quarter of fiscal year 1999. Interpretation work also continues on the extensive new 3-D seismic data, enhancing the Company's deep Jurassic interval prospect underlying its Maverick Basin acreage position.

During the third quarter, the Company continued to expand its Maverick Basin holdings by entering into a joint venture agreement with Castle Exploration Company, Inc., a public company listed on the Nasdaq Stock Market. Under the terms of the agreement, Castle will provide up to $5,300,000 in working capital to lease additional Maverick Basin oil and gas acreage, acquire new 3-D seismic and drill up to 12 Glen Rose gas prospects over the course of the next 12 to 18 months. TXCO is named as operator for the venture and has contributed its interest in the 8,800 acres Alkek lease in exchange for a 25% carried interest in the initial 12 wells drilled, with rights to participate with up to a 50% interest in all additional future wells to be drilled.

Management expects that improved revenues from all of its new gas and oil wells will have a significant ongoing positive impact reflected in the operating results for the fourth quarter of fiscal 1999. Pending continued gas and oil price stability and improvement, operating results should reflect a continuing positive trend in increased net revenues and positive cash flows from operations, while allowing the Company to extend its ongoing profitability through the balance of fiscal year 1999 and beyond.



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




Date:  July 12, 1999