Form 10-Q
period 1999-11-30
EXPLORATION CO
filed 2000-01-12
CIK 313395

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




       For the Quarter ended                       Commission File No. 0-9120
     November 30, 1999


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

                                                        YES   X   NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 10, 2000.


      Common Stock $0.01 par value                          15,938,516
              (Class of Stock)                          (Number of Shares)


                          Total number of pages is 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)




Assets                                                                   November 30, 1999                 August 31, 1999
------                                                                   -----------------                 ---------------

Current Assets
    Cash                                                                  $    2,951,691                   $      968,516
    Accounts receivable-net                                                    2,000,077                        2,253,349
    Prepaid expenses                                                             141,176                          256,334
                                                                           -------------                    -------------
                  Total Current Assets                                         5,092,944                        3,478,199



Property and Equipment
    Oil and gas properties, net of impairment                                 17,736,061                       17,892,488
    Other equipment                                                              268,883                          268,325
    Less accumulated depreciation, depletion
        and amortization                                                      (5,035,892)                      (4,532,761)
                                                                           -------------                    -------------

                                                                              12,969,052                       13,628,052

Other Assets
    Deferred financing fees, net of amortization                                  13,000                           16,000
    Other assets                                                                 356,564                          431,564
                                                                           -------------                    -------------
                                                                                 369,564                          447,564
                                                                           -------------                    -------------



                  Total Assets                                            $   18,431,560                   $   17,553,815
                                                                           =============                    =============














See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)




Liabilities and Stockholders' Equity                                   November 30, 1999                 August 31, 1999
------------------------------------                                   -----------------                 ---------------


Current Liabilities
    Accounts payable and accrued expenses                              $    3,401,107                  $    2,438,726
    Current portion of long term debt                                       1,824,677                       2,565,067
                                                                        -------------                   -------------
           Total Current Liabilities                                        5,225,784                       5,003,793


Long-term Liabilities
    Long-term debt, net of current portion                                    242,470                         529,742


Stockholders' Equity
    Preferred stock, par value $.01 per share,
        authorized 10,000,000, none issued
    Common stock, par value $.01 per share;
        authorized 50,000,000 shares; issued
        and outstanding 15,938,516 shares at
        November 30, 1999 and at August 31, 1999                              159,385                         159,385
    Additional paid-in capital                                             40,651,444                      40,651,444
    Accumulated deficit                                                   (27,847,523)                    (28,790,549)
                                                                         ------------                    ------------
           Total Stockholders' Equity                                      12,963,306                      12,020,280
                                                                         ------------                    ------------


           Total Liabilities and Stockholders' Equity                   $  18,431,560                   $  17,553,815
                                                                         ============                    ============














See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three Months                Three Months
                                                                              Ended                       Ended
                                                                        November 30, 1999           November 30, 1998
                                                                        -----------------           -----------------


Revenues:
    Oil and gas sales                                                       $  2,799,677                 $  1,141,093
    Other income                                                                 195,265                       89,881
                                                                            ------------                 ------------
                                                                               2,994,942                    1,230,974
Costs and Expenses:
    Lease operating expenses                                                     373,597                      155,239
    Production taxes                                                             208,001                       78,261
    Exploration expenses                                                         246,895                       37,723
    Impairment of properties                                                     240,000                       50,000
    Depreciation, depletion and amortization                                     503,131                      333,863
    General and administrative expenses                                          390,286                      349,975
                                                                           -------------                 ------------
            Total costs and expenses                                           1,961,910                    1,005,061
                                                                           -------------                 ------------

Income from operations                                                         1,033,032                      225,913

Other Income (Expense):
    Interest income                                                               19,404                       33,072
    Interest expense                                                            (106,410)                    (184,315)
    Loan fee amortization                                                         (3,000)                      (3,000)
                                                                           -------------                 -------------
                                                                                 (90,006)                    (154,243)
                                                                           -------------                 -------------

Net income                                                                $      943,026                $      71,670
                                                                           =============                 ============


Amounts Per Common Share:

Basic and diluted income per common share                                 $         0.06                $       0.005
                                                                           =============                 ============











See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months                     Three Months
                                                                           Ended                            Ended
                                                                     November 30, 1999                November 30, 1998
                                                                     -----------------                -----------------


Operating Activities:
Net income                                                              $       943,026               $        71,670
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Impairment of properties                                                   240,000                        50,000
      Depreciation, depletion and amortization                                  506,131                       336,863
Changes in operating assets and liabilities:
     Receivables                                                                253,272                      (507,802)
     Prepaid expenses and other                                                 115,158                       (56,738)
     Accounts payable and accrued expenses                                      962,381                       759,575
                                                                          -------------                  ------------
Net cash provided in operating activities                                     3,019,968                       653,568

Investing Activities:
     Development and purchases
        of oil and gas properties                                               (83,573)                   (1,135,385)
     Purchase of property and equipment                                            (558)                           -0-
     Other assets                                                                75,000                            -0-
                                                                          -------------                  ------------
Net cash (used) in investing activities                                          (9,131)                   (1,135,385)

Financing Activities:
     Issuance of common stock, net of expenses                                       -0-                           -0-
     Proceeds from debt obligations                                              20,131                       529,358
     Payments on debt obligations                                            (1,047,793)                     (740,728)
Net cash (used) in financing activities                                      (1,027,662)                     (211,370)
                                                                          -------------                  -------------

Increase (decrease) in cash and equivalents                                   1,983,175                      (693,187)

Cash and equivalents at beginning of period                                     968,516                     2,329,236
                                                                          -------------                  ------------

Cash and equivalents at end of period                                   $     2,951,691                 $   1,636,049
                                                                          =============                  ============








See notes to financial statements

                             THE EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
        PERIODS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998 (Unaudited)


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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended August 31, 1999, which is incorporated herein by reference.



2.        COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of November 30, 1999, the Company had outstanding and exercisable warrants and options to purchase 1,707,300 shares of common stock at prices ranging from $0.98 to $6.60 per share. The warrants and options expire at various dates through September 2008. Basic income per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:
                                                     Three Months
                                                     ------------
                  November 30, 1999                   15,938,516
                  November 30, 1998                   15,613,516

Diluted income per share is computed in accordance with FASB 128, and resulted in a less than $.002 change to basic earnings per share for each period presented.


3.        DEBT

At August 31, 1999 the Company had an outstanding balance of $2,279,669 under its existing financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company. The Company received the financing on a non-recourse basis, in exchange for a limited term overriding royalty interest related to specified depths underlying certain of its oil and gas leases in Maverick County, Texas. The override will terminate upon completion of repayment of the debt, which is repayable with interest from a specified portion of sales proceeds of all existing and future wells to be drilled on the subject leases. As of November 30, 1999, this indebtedness had been reduced to approximately $1,362,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $968,516 at August 31,1999 were increased by cash provided from operating activities of $3,019,968 resulting in a total of $3,988,484 in working capital available for use in meeting the Company's ongoing operational and development needs during the three month period ended November 30, 1999

During the current quarter portions of this capital were used to fund payments on current portions of debt and capital leases of $1,047,793 and interest on debt of $106,410. The Company applied $275,254 to fund the expansion and ongoing development of its core oil and gas producing properties, including drilling and completion costs of $138,960 for wells drilled or completed during the period. Also included were $106,476 in 3-D seismic acquisition and reprocessing costs and $20,626 in lease payments expanding the Company's growing Maverick Basin lease block. These expenditures were partially offset by $191,681 in payments received from TXCO's new exploration partners during the current period pursuant to terms of existing joint operating agreements.

As a result of these activities, the Company's negative working capital position improved from $1,525,594 at August 31, 1999 to $132,840 at November 30, 1999.
The Company's  current ratio also improved during the current  period,  reaching
 .97 to 1 compared to a current ratio of .70 to 1 at August 31, 1999. The Company's working capital position improved during the current quarter primarily due to sustained gas production levels and the continued strength in commodity prices realized for the Company's gas and oil production. The Company has attained and increased its quarterly profitability for the last five consecutive quarterly periods, realizing a record net profit for the current quarter of $943,026 while generating $3,019,968 in positive cash flow from its operating activities.

The increased revenues from new gas production from Maverick Basin gas wells placed on production during fiscal year 1999, combined with improved prices for its gas and oil production, continue to significantly enhance the Company's ability to meet ongoing operating cash obligations and development plans. Management continues to actively pursue financing arrangements with various domestic and foreign based sources of debt and equity financing that could provide favorably structured funding and which would serve to complement the Company's internal capacity to generate working capital from operations. Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its oil and gas properties, and to continue to meet its normal debt service obligations. If Management's efforts to raise additional debt or equity capital are not successful or if realized gas and oil prices for the growing new gas production from the Maverick Basin or existing Williston Basin oil production are substantially less than expected, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

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

RESULTS OF OPERATIONS

The increase by 145% in oil and gas sales for the current quarter of fiscal year 2000 over the same quarter in fiscal year 1999 is attributable to increased production from the completion of six new Maverick Basin gas wells subsequent to the prior period. The increase was significantly enhanced by improved oil and gas prices realized during the latter half of fiscal 1999. The increases in other income, lease operating expense and production taxes are directly related to and increased proportionately with increases in gas and oil production compared to the previous period. The increase by 554% in exploration expenses is primarily due to $213,147 in dry hole costs charged off during the current period, while no dry hole costs were incurred during the previous period.

The increase in impairment expense reflects the current period's portion of the increased provision for lease expirations scheduled for the remainder of fiscal year 2000, compared to a lower lease expiration rate experienced in the prior period. Depreciation, depletion and amortization increased by 51% over the prior period. This increase was due primarily to the increase in depletion caused by increased production levels and to a higher depletion rate over the same period last year due to revised reserve estimates.

Interest expense decreased $77,905 reflecting the lower outstanding balance of borrowings under the Range financing agreement during the current period as compared to the prior period.

During the first quarter of fiscal 2000, the Company drilled and completed the Paloma "E" 4-83 gas well, its 10th consecutive Prickly Pear (Glen Rose) Field discovery. The well encountered 55 feet of productive Glen Rose reefs, tested at an absolute open flow rate of 82 MMcf of gas per day and was placed on production in December 1999 at a gross daily production rate of 2 MMcf per day.

Also during the period, the Company participated with Castle Exploration Company, Inc., a wholly owned subsidiary of Castle Energy Corporation (Nasdaq:
CECX) in drilling the first well under the recently announced joint venture agreement on their jointly owned 33,000 acre lease block. The acreage is located contiguous to the north and west of TXCO's Paloma Ranch lease (Prickly Pear Gas Field). Pursuant to the agreement, Castle is to fund all lease and seismic acquisitions, drill up to 12 wells, and carry TXCO for a 25% interest at no cost to TXCO. The Alkek #3-233 well was drilled 5 miles outside of the known production limits of the western flank of the field. The well-encountered 80 feet of reef containing water and a trace of gas and was subsequently plugged and abandoned. By November 1999, the partners had completed the acquisition of a new 3-D seismic survey covering over 31,700 acres of the lease block. Initial interpretation of the data set indicates the presence of numerous Glen Rose reef prospects located on the lease block. The Company expects additional drilling to be scheduled for during the 2nd and 3rd quarters of the year.

In October 1999, the Company participated with Picosa Creek Partnership in drilling the Chittim #1-187 well under the 12,800 acre Chittim Ranch lease. The well was drilled 6 miles east of the nearest Glen Rose reef production, on a site selected to test the Buda and Upper Georgetown formations, in association with a known fault system that would serve to enhance the formations' production capability. Drilling successfully intersected the fault, with multiple gas shows present in the targeted shallow zones. The well also tested the underlying Glen Rose reef interval. A 90-foot section of reef was encountered, but was found to contain water. The well was completed as a Georgetown gas well. Management continues to evaluate the well's production profile and ongoing economic viability.

Management expects that revenues from the new gas wells will have an ongoing positive impact reflected in TXCO's operating results for the remainder of the year 2000. Pending gas and oil price stability, operating results should reflect a continuation of profitability, with increased net revenues and positive cash flows from operations through the balance of the year 2000.

In September 1999, the Company completed negotiations and entered into a joint operating agreement with Blue Star Oil and Gas, Ltd., a Dallas based private partnership, for an extensive exploration project targeting the deep Jurassic interval underlying TXCO's Maverick Basin lease block. Under its terms, Blue Star paid TXCO a cash consideration upon closing and is obligated to fund 100% of the costs of a 58 square mile 3-D seismic acquisition program covering over 37,000 acres of TXCO's Paloma and Kincaid leases. In addition, Blue Star will fund 100% of the costs of drilling 2 exploratory wells to test the underlying deep Jurassic interval, carrying TXCO and its partners for a 25% working interest. Blue Star is also obligated to provide a similar amount of new 3-D seismic survey data, of TXCO's selection, which Blue Star is to acquire on its 191,000 acre Chittim Ranch lease which lies adjacent to TXCO's leases. Should both wells be drilled in a timely fashion, Blue Star will earn a 50% interest in the deep rights in both leases totaling 50,000 gross acres. TXCO will keep a 15% to 50% working interest in future Jurassic wells drilled under the agreement, depending on the location of future wells. Should initial drilling not occur within certain deadlines ending in calendar year 2000, Blue Star will be obligated to pay $900,000 to TXCO under the agreement. By January 2000, acquisition of seismic field data was underway on various portions of the Company's acreage block.


PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         None

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A Form 8-K was filed on December 29, 1999, in order to report that the Board of Directors of The Exploration Company of Delaware, Inc. had elected to change the Company's annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31. The transition period for this change will be reported on Form 10-Q for the three month period ended December 31, 1999.


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


Date:  January 10, 2000