Form 10-Q
period 1999-12-31
EXPLORATION CO
filed 2000-02-04
CIK 313395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
              [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended

                                       OR

             [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from               Commission File No.
         SEPTEMBER 1, 1999 TO DECEMBER 31, 1999               0-9120


                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                         84-0793089
      (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
       incorporation or organization)


           500 NORTH LOOP 1604 E., SUITE 250 SAN ANTONIO, TEXAS 78232
                    (Address of principal executive offices)


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

                                                        YES   X   NO
                                                            ----     ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 2000.


      Common Stock $0.01 par value                               15,938,516
           (Class of Stock)                                 (Number of Shares)
                          Total number of pages is 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



          Assets                                                           December 31, 1999              August 31, 1999
          ------                                                           -----------------              ---------------

Current Assets
    Cash                                                                  $    3,381,793                   $      968,516
    Accounts receivable-net                                                    1,939,136                        2,253,349
    Prepaid expenses                                                             122,475                          256,334
                                                                            ------------                    -------------
                  Total Current Assets                                         5,443,404                        3,478,199



Property and Equipment
    Oil and gas properties, net of impairment                                 17,768,590                       17,892,488
    Other equipment                                                              271,674                          268,325
    Less accumulated depreciation, depletion
        and amortization                                                      (5,204,354)                      (4,532,761)
                                                                            ------------                    -------------
                                                                              12,835,910                       13,628,052


Other Assets                                                                     368,564                          447,564
                                                                            ------------                    -------------




                  Total Assets                                             $ 18,647,878                     $ 17,553,815
                                                                           ============                      ===========














See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)






Liabilities and Stockholders' Equity                                   December 31, 1999                 August 31, 1999
------------------------------------                                   -----------------                 ---------------

Current Liabilities
    Accounts payable and accrued expenses                            $      1,279,238                  $      678,478
    Due to joint interest owners                                            2,479,776                       1,760,248
    Current portion of long term debt                                       1,476,730                       2,565,067
                                                                        -------------                   -------------
           Total Current Liabilities                                        5,235,744                       5,003,793


Long-term Liabilities
    Long-term debt, net of current portion                                    203,206                         529,742


Stockholders' Equity
    Preferred stock, par value $.01 per share,
      authorized 10,000,000, none issued
    Common stock, par value $.01 per share;
      authorized 50,000,000 shares; issued
      and outstanding 15,938,516 shares at
      December 31, 1999 and at August 31, 1999                                159,385                         159,385
    Additional paid-in capital                                             40,651,444                      40,651,444
    Accumulated deficit                                                   (27,601,901)                    (28,790,549)
                                                                         ------------                    ------------
           Total Stockholders' Equity                                      13,208,928                      12,020,280
                                                                         ------------                    ------------


           Total Liabilities and Stockholders' Equity                   $  18,647,878                   $  17,553,815
                                                                         ============                    ============













See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           Three Months                 Three Months
                                                                              Ended                       Ended
                                                                        December 31, 1999           December 31, 1998
                                                                        -----------------           -----------------

Revenues:
    Oil and gas sales                                                       $  2,634,015                 $  1,270,506
    Other income                                                                 202,846                       80,202
                                                                            ------------                -------------
                                                                               2,836,861                    1,350,708
Costs and Expenses:
    Lease operations                                                             372,757                      152,667
    Production taxes                                                             182,251                       90,495
    Exploration expenses                                                          44,998                       49,352
    Impairment of mineral properties                                             240,000                       50,000
    Depreciation, depletion and amortization                                     503,555                      349,530
    General and administrative                                                   417,003                      333,531
                                                                           -------------                 ------------
            Total costs and expenses                                           1,760,564                    1,025,575
                                                                           -------------                 ------------

Income from operations                                                         1,076,297                      325,133

Other Income (Expense):
    Interest income                                                               18,326                       30,144
    Interest expense                                                             (92,221)                    (183,021)
    Loan fee amortization                                                         (3,000)                      (3,000)
                                                                           -------------                 -------------
                                                                                 (76,895)                    (155,877)
                                                                           -------------                 -------------

Net income                                                              $        999,402                $     169,256
                                                                           =============                 ============


Amounts Per Common Share:

Basic and diluted income per common share                               $           0.06               $         0.01
                                                                           =============                =============











See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Four Months
                                                                      Ended
                                                               December 31, 1999


Revenues:
    Oil and gas sales                                              $   3,580,765
    Other income                                                         271,324
                                                                    ------------
                                                                       3,852,089
Costs and Expenses:
    Lease operations                                                     496,950
    Production taxes                                                     261,997
    Exploration expenses                                                 259,625
    Impairment of mineral properties                                     320,000
    Depreciation, depletion and amortization                             671,593
    General and administrative                                           544,485
                                                                    ------------
            Total costs and expenses                                   2,554,650
                                                                    ------------

Income from operations                                                 1,297,439

Other Income (Expense):
    Interest income                                                       27,082
    Interest expense                                                   (131,872)
    Loan fee amortization                                                (4,000)
                                                                    ------------
                                                                       (108,790)
                                                                    ------------

Net income                                                         $   1,188,649
                                                                    ============


Amounts Per Common Share:

Basic and diluted income per common share                         $         0.07
                                                                   =============











See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Four Months
                                                                      Ended
                                                               December 31, 1999
                                                               -----------------


Operating Activities:
Net income                                                       $     1,188,649
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Impairment of mineral properties                                    320,000
     Depreciation, depletion and amortization                            675,593
Changes in operating assets and liabilities:
     Receivables                                                         314,213
     Prepaid expenses and other                                          133,859
     Accounts payable and accrued expenses                             1,320,288
                                                                  --------------
Net cash provided in operating activities                              3,952,602

Investing Activities:
     Development and purchases
        of oil and gas properties                                      (196,103)
     Purchase of property and equipment                                  (3,349)
     Other assets                                                         75,000
                                                                  --------------
Net cash (used) in investing activities                                (124,452)

Financing Activities:
     Proceeds from debt obligations                                       20,131
     Payments on debt obligations                                    (1,435,004)
                                                                  --------------
Net cash (used) in financing activities                              (1,414,873)
                                                                  --------------

Increase in cash and equivalents                                       2,413,277

Cash and equivalents at beginning of period                              968,516
                                                                  --------------

Cash and equivalents at end of period                            $     3,381,793
                                                                  ==============






See notes to financial statements

                             THE EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
        PERIODS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of The Exploration Company (TXCO or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the August 31, 1999 audited financial statements contained in the Company's annual report on Form 10-K.

         On December 16, 1999, the Company's Board of Directors elected to change its annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31, as announced in its Form 8-K filed on December 29, 1999. This Transition Report on Form 10-Q presents the results of the Company's operations for the three month period ended December 31, 1999, comparative to the three month period ended December 31, 1998, as well as the four month period ended December 31, 1999. The four month period ended December 31, 1999 is the Company's "Transition Period". The Company's next report on Form 10-K will be as of December 31, 2000, reporting audited results of operations for the twelve month period then ended as well as audited results for the four month period ended December 31, 1999.

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


2.        COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of December 31, 1999, the Company had outstanding and exercisable warrants and options to purchase 1,707,300 shares of common stock at prices ranging from $0.98 to $6.60 per share. The warrants and options expire at various dates through September 2008. Basic income per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                        Three Months      Four Months
                                        ------------      -----------
           December 31, 1999            15,938,516        15,938,516
           December 31, 1998            15,613,516           N/A

Diluted income per share is computed in accordance with FASB 128, and resulted in a less than $.001 change to basic earnings per share for the period ending December 31, 1999. At December 31, 1998, diluted income per share was anti-dilutive.



3.        DEBT

At December 31, 1999 the Company had an outstanding balance of $1,016,000 under its existing financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company ("Range"). The Company's financing agreement with Range is on a non-recourse basis, received in exchange for a limited term overriding royalty interest related to specified depths underlying certain of its oil and gas leases in Maverick County, Texas. The override will terminate upon completion of repayment of the debt, which is repayable with interest from a specified portion of sales proceeds of all existing and future wells to be drilled on the subject leases.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $968,516 at August 31,1999 were increased by cash provided from operating activities of $3,952,602 resulting in a total of $4,921,118 in working capital available for use in meeting the Company's ongoing operational and development needs during the four month period ended December 31, 1999

During the four months ended December 31, 1999, portions of this capital were used to fund payments on debt $1,435,004 and interest on debt of $131,872. The Company applied $387,784 to fund the expansion and ongoing development of its core oil and gas producing properties, including drilling and completion costs of $250,303 for wells drilled or completed during the period. Also included were $116,564 in 3-D seismic acquisition and reprocessing costs and $20,917 in lease payments expanding the Company's growing Maverick Basin lease block. These expenditures were partially offset by $191,681 in payments received from TXCO's new exploration partners during the current period pursuant to terms of existing joint operating agreements.

As a result of these activities, the Company's working capital position improved from a negative $1,525,594 at August 31, 1999 to a positive $207,660 at December 31, 1999. The Company's current ratio also improved during the current period, reaching 1.04 to 1 compared to a current ratio of .70 to 1 at August 31, 1999. The Company's working capital position improved during the four month period primarily due to sustained gas production levels and the continued strength in commodity prices realized for the Company's gas and oil production. The Company has attained and increased its quarterly profitability for the previous four consecutive quarterly periods and this four month Transition Period, realizing a record net income for this Transition Period of $1,188,649 while generating $3,952,602 in positive cash flow from its operating activities.

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

RESULTS OF OPERATIONS

The increase by 107% in oil and gas sales for the three month period ending December 31, 1999 over the same period last year is attributable to increased production from the completion of six new Maverick Basin gas wells subsequent to the prior period. The increase was enhanced by improved oil and gas prices realized during the latter half of 1999. The increases in other income, lease operating expense and production taxes are directly related to and increased proportionately with increases in gas and oil production compared to the previous period.

The increase in impairment expense reflects the current period's portion of the increased provision for lease expirations scheduled for the period, compared to a lower lease expiration rate experienced in the prior period. Depreciation, depletion and amortization increased by 44% over the prior period. This increase was due primarily to the increase in depletion caused by increased production levels and to a higher depletion rate over the same period last year due to revised reserve estimates.

For the three months ended December 31, 1999, general & administrative expense increased by 25% over the prior period primarily due to $50,000 in legal fees and commission expenses associated with soliciting and negotiating financing opportunities and several exploration joint venture agreements completed subsequent to the prior period. Also contributing to the change was a $20,000 increase in salaries and wages expense reflecting salary adjustments effective subsequent to the prior period.

Interest expense decreased $90,800 reflecting the lower outstanding balance of borrowings under the Range financing agreement during the current period as compared to the prior period.

During the three month period ending December 31, 1999, the Company drilled and completed the Paloma "E" 4-83 gas well, its 10th consecutive Prickly Pear (Glen
Rose) Field discovery. The well encountered 55 feet of productive Glen Rose reefs, tested at an absolute open flow rate of 82 MMcf of gas per day and was placed on production in December 1999 at a gross daily production rate of 2 MMcf per day.

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

Management expects that revenues from the new gas wells will have an ongoing positive impact reflected in TXCO's operations during calendar year 2000.
Pending gas and oil price stability, operating results should reflect a continuation of profitability, with increased net revenues and positive cash flows from operations through the balance of the year 2000.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A Form 8-K was filed on December 29, 1999, in order to report that the Board of Directors of The Exploration Company of Delaware, Inc. had elected to change the Company's annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31. The transition period for this change is being reported on this Transition Report on Form 10-Q for the four month period ended December 31, 1999.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE EXPLORATION COMPANY
                                  (Registrant)




                              /s/ Roberto R. Thomae
                              Roberto R. Thomae
                              Chief Financial Officer
                              (Signing  on behalf  of the
                              Registrant  and as chief
                              accounting officer)

Date:  January 31, 2000