Form 10-Q
period 2000-03-31
EXPLORATION CO
filed 2000-05-12
CIK 313395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended

                                       OR

              [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter ended              Commission File No.
                 March 31, 2000                     0-9120


                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                     84-0793089
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

                                                        YES   X   NO
                                                             ----    ----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000.


      Common Stock $0.01 par value                               17,421,849
              (Class of Stock)                              (Number of Shares)

                           Total number of pages is 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                             March 31, 2000                December 31, 1999           August 31, 1999
------                                             --------------                -----------------           ---------------
Current Assets
    Cash                                         $    3,900,599                  $    3,381,793            $      968,516
    Accounts receivable, net                          2,063,286                       1,939,136                 2,253,349
    Prepaid expenses                                    103,421                         122,475                   256,334
                                                    -----------                     -----------               -----------
                  Total Current Assets                6,067,306                       5,443,404                 3,478,199



Property and Equipment
    Gas and oil properties, net of impairment        20,192,064                      17,768,590                17,892,488
    Other equipment                                     328,963                         271,674                   268,325
    Less accumulated depreciation, depletion
        and amortization                             (5,682,811)                     (5,204,354)               (4,532,761)
                                                    ------------                    -----------               -----------
                                                     14,838,216                      12,835,910                13,628,052


Other Assets                                            365,564                         368,564                   447,564
                                                    -----------                     -----------               -----------





                  Total Assets                     $ 21,271,086                    $ 18,647,878              $ 17,553,815
                                                    ===========                     ===========               ===========









         Note: As recommended by the SEC, the Company is reporting, for comparative purposes, its new fiscal year end balance sheet of December 31, as well as its last audited balance sheet of August 31.




See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



Liabilities and Stockholders' Equity                      March 31, 2000         December 31, 1999           August 31, 1999
                                                          --------------         -----------------           ---------------


Current Liabilities
    Accounts payable and accrued expenses                $     1,213,492        $      1,279,238           $      678,478
    Due to joint interest owners                               2,081,799               2,479,776                1,760,248
    Current portion of long term debt                            776,681               1,476,730                2,565,067
                                                           -------------           -------------            -------------
           Total Current Liabilities                           4,071,972               5,235,744                5,003,793


Long-term Liabilities
    Long-term debt, net of current portion                      117,865                  203,206                  529,742


Stockholders' Equity
    Preferred stock, par value $.01 per share,
        authorized 10,000,000, none issued
    Common stock, par value $.01 per share;
        authorized 50,000,000 shares; issued  and
        outstanding  17,421,849 shares at March 31, 2000
        and 15,938,516  shares at December 31, 1999
        and at August 31, 1999                                   174,219                 159,385                  159,385
    Additional paid-in capital                                43,887,483              40,651,444               40,651,444
Accumulated deficit                                          (26,980,453)            (27,601,901)             (28,790,549)
                                                           -------------            ------------             ------------
           Total Stockholders' Equity                         17,081,249              13,208,928               12,020,280
                                                           -------------            ------------             ------------


           Total Liabilities and Stockholders' Equity      $  21,271,086           $  18,647,878            $  17,553,815
                                                            ============            ============             ============







         Note: As recommended by the SEC, the Company is reporting, for comparative purposes, its new fiscal year end balance sheet of December 31, as well as its last audited balance sheet of August 31.




See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three Months                  Three Months
                                                                              Ended                         Ended
                                                                         March 31, 2000                 March 31, 1999
                                                                         --------------                 --------------


Revenues:
    Gas and oil sales                                                       $  2,560,209                 $  1,527,953
    Other income                                                                 243,298                      109,328
                                                                            ------------                 ------------
                                                                               2,803,507                    1,637,281
Costs and Expenses:
    Lease operations                                                             361,369                      252,383
    Production taxes                                                             177,507                      111,857
    Exploration expenses                                                         338,634                       71,092
    Impairment of mineral properties                                             365,000                       50,000
    Depreciation, depletion and amortization                                     478,457                      446,595
    General and administrative                                                   409,780                      354,231
                                                                            ------------                  -----------
            Total costs and expenses                                           2,130,747                    1,286,158
                                                                            ------------                  -----------

Income from operations                                                           672,760                      351,123

Other Income (Expense):
    Interest income                                                               33,136                       16,274
    Interest expense                                                             (81,448)                    (152,989)
    Loan fee amortization                                                         (3,000)                      (3,000)
                                                                            -------------                 ------------
                                                                                 (51,312)                    (139,715)
                                                                            -------------                 ------------

Net income                                                                $       621,448                $     211,408
                                                                            =============                 ============


Amounts Per Common Share:

Basic and diluted income per common share                                 $         0.04                $         0.01
                                                                          ==============                 =============









See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months                     Three Months
                                                                           Ended                            Ended
                                                                      March 31, 2000                   March 31, 1999
                                                                      --------------                   --------------


Operating Activities:
Net income                                                              $       621,448                       211,408
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Impairment of properties                                                   365,000                        50,000
     Depreciation, depletion and amortization                                   481,457                       449,595
Changes in operating assets and liabilities:
     Receivables                                                               (124,150)                     (377,823)
     Prepaid expenses and other                                                  19,054                        33,105
     Accounts payable and accrued expenses                                     (463,723)                     (202,272)
                                                                           -------------                 -------------
Net cash provided in operating activities                                       899,086                       164,013

Investing Activities:
     Development and purchases
        of gas and oil properties                                            (2,347,848)                     (830,080)
     Purchase of other equipment                                                (57,290)                       (7,527)
                                                                           ------------                 ------------
Net cash provided in investing activities                                    (2,405,138)                     (837,607)

Financing Activities:
     Issuance of common stock, net of offering costs                          2,810,248                            -0-
     Proceeds from debt obligations                                              52,720                            -0-
     Payments on debt obligations                                              (838,110)                     (757,557)
                                                                           ------------                  -------------
Net cash provided in financing activities                                     2,024,858                      (757,557)
                                                                           ------------                  -------------

Increase (decrease) in cash and equivalents                                     518,806                    (1,431,151)

Cash and equivalents at beginning of period                                   3,381,793                     2,112,890
                                                                           ------------                  ------------

Cash and equivalents at end of period                                     $   3,900,599                 $     681,739
                                                                           ============                  ============








See notes to financial statements

                             THE EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
           PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 (Unaudited)


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

On December 16, 1999, the Company's Board of Directors elected to change its annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31, as announced in its Form 8-K filed on December 29, 1999. The Company's next report on Form 10-K will be as of December 31, 2000, reporting audited results of operations for the twelve month period then ended as well as audited results for the four month period ended December 31, 1999. All financial information previously presented on a fiscal year basis has been restated on a calendar year basis for comparative purposes.

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


2.         COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of March 31, 2000, the Company had outstanding and exercisable warrants and options to purchase 3,075,229 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through September 2008.

Basic income per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                       Three Months
                  March 31, 2000                       16,690,714
                  March 31, 1999                       15,613,516

Diluted income per share is computed in accordance with FASB 128, and resulted in a less than $.001 change to basic earnings per share for the periods ending March 31, 2000 and March 31, 1999.


3.        DEBT

At March 31, 2000 the Company had an outstanding balance of approximately $300,000 under its existing financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company ("Range"). The Company's financing agreement with Range is on a non-recourse basis, received in exchange for a limited term overriding royalty interest related to specified depths underlying certain of its gas and oil leases in Maverick County, Texas. The override will terminate upon completion of repayment of the debt, which is repayable with interest from a specified portion of sales proceeds of all existing and future wells to be drilled on the subject leases. The debt was repaid in full at April 30, 2000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited financial statements and notes thereto as of and for the annual period ended August 31, 1999, as reported in its Form 10-K as of August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $3,381,793 at December 31, 1999 were increased by cash provided from operating activities of $899,086. Additionally during the quarter, cash provided from debt obligations of $52,720 and cash obtained through a private placement of common stock of $2,810,248 net of offering costs, resulted in total working capital of $7,143,847 available for use in meeting the Company's ongoing operational and development needs during the three month period ended March 31, 2000.

During the three months ended March 31, 2000, portions of this capital were used to fund payments on debt totaling $838,110 and related interest of $81,448. The Company applied $2,347,848 to fund the expansion and ongoing development of its gas and oil producing properties which included the acquisition of a significant leasehold acreage block for future exploration. The Company also incurred $674,000 in drilling and completion costs for wells drilled or completed during the period and expended $194,000 in lease extension costs related to its existing Maverick Basin lease block.

As a result of these activities, the Company's working capital position significantly improved from $207,660 at December 31, 1999 to $1,995,334 at March 31, 2000. The Company's current ratio at March 31, 2000 reached 1.49 to 1 compared to a current ratio of 1.04 to 1 at December 31, 1999. The Company has continued or increased its quarterly profitability for the last six consecutive quarters, with the current reporting period ending March 31, 2000 realizing a net income of $621,448.

The increased revenues from new gas production from Maverick Basin gas wells placed on production during 1999 and the first quarter of Calendar Year 2000, combined with improved prices for its gas and oil production, continue to significantly enhance the Company's ability to meet ongoing operating cash obligations and development plans. Management continues to actively pursue financing arrangements with various domestic and foreign based sources of debt and equity financing that could provide favorably structured funding and which would serve to complement the Company's internal capacity to generate working capital from operations. Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its gas and oil properties, and to continue to meet its normal debt service obligations. If Management's efforts to raise additional debt or equity capital are not successful or if realized gas and oil prices for the growing new gas production from the Maverick Basin or existing Williston Basin oil production are substantially less than expected, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

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

RESULTS OF OPERATIONS

The increase by 68% in gas and oil sales for the three month period ending March 31, 2000 over the same period last year is attributable to increased production from its Maverick Basin gas wells. The increase was enhanced by improved gas and oil prices realized during the 1st quarter of 2000. The increases in other income, lease operating expense and production taxes are directly related to and increased proportionately with increases in gas and oil production compared to the previous period.

Exploration expense increased due to accelerated exploration levels initiated during the period. Current period exploration expenses include $253,000 of dry hole costs consisting of $128,000 incurred in drilling the Kincaid #1-258, plus an additional dry hole provision of $125,000 for current drilling activity, while the prior year period contained no significant dry hole charges. The increase in impairment expense reflects an additional $125,000 provision for marginal producing properties, in addition to the existing provision for lease expirations scheduled for the period, compared to a lower lease expiration rate experienced in the prior period. Depreciation, depletion and amortization increased by 7% over the prior period. This increase was due primarily to the increase in depletion caused by increased production levels and to a higher depletion rate over the same period last year due to revised reserve estimates.

General & administrative expense increased by 16% over the prior period, reflecting the higher sustained level of Company operations. Interest income increased by 104% over the prior period reflecting increased cash reserve levels while interest expense decreased $71,500 reflecting the lower outstanding balance of borrowings under the Range financing agreement during the current period.

During the quarter ending March 31, 2000, the Company successfully completed a private equity funding for $2,810,248 net of offering costs, with Swisspartners Investment Network AG, a private investment firm based in Zurich, Switzerland. Swisspartners received 1,333,333 shares of the Company's common stock at a purchase price of $2.25 per share. Also included were warrants for 1,371,429 shares with a five-year term exercisable at $3.00 per share.

Also during the quarter, the Company closed a significant leasehold acquisition of 95,000 acres on the Farias Ranch contiguous to Blue Star Oil and Gas, Ltd's Chittim Ranch Lease and southeast of the Company's existing Maverick Basin acreage block. The Farias Ranch Lease was granted by the Ewing Halsell Foundation giving the Company a 100-percent working interest. There are no drilling obligations for six years and initial geologic interpretation indicates that multi-zone production potential exists, including a deep Jurassic structure below 16,000 feet.

The Company initiated the drilling of three new wells and re-entered two existing wells during the current period. The Kincaid #1-258 (57.5% WI) was drilled to a total depth of 6,391 feet. This step-out well was located approximately five miles south of the Company's closest Glen Rose production. Subsequently, the Paloma E #5-84 (62.5% WI) was drilled to a total depth of 5,536 feet. Unfortunately, electric logs indicated neither well would be economically productive in the Glen Rose interval. The Kincaid #1-258 was plugged and abandoned while casing was cemented across the shallower Georgetown interval on the Paloma E #5-84 which awaits completion in that interval.

The Company next drilled the Briscoe-Saner #1-25 (25 % carried WI), an exploratory test well drilled to a total depth of 6,040 feet, as the second well under the joint venture agreement with Castle Exploration Company, Inc., a wholly owned subsidiary of Castle Energy Corporation (Nasdaq: CECX). The well encountered water at the Glen Rose interval and was plugged and abandoned. This step-out well was five miles north of the closest Glen Rose, Prickly Pear production. Initial results from two horizontal, short lateral re-entries in the Georgetown interval were prospective for oil production. The wells continue undergoing production evaluation as Company engineers wait for production levels to stabilize.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         None

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On March 10, 2000, the Company held the Annual Meeting of Shareholders at the Petroleum Club of San Antonio, pursuant to the notice mailed to shareholders of record on January 24, 2000. The following matters were submitted for approval by vote at the meeting. All matters were approved by the shareholders vote and the results of the voting is shown below for each matter.

         1.       Election of Five Directors:

                  Nominee                        For                   Against
                  -------                      ------                  -------
                  Stephen M. Gose, Jr.       11,376,969                271,959
                  Thomas H. Gose             11,377,069                271,859
                  James E. Sigmon            11,381,069                267,859
                  Michael Pint               11,381,069                267,859
                  Robert L. Foree, Jr.       11,381,069                267,859

                  There were no changes in Directors of the Company


         2. Proposal for ratification of the adoption of Akin, Doherty, Klein & Feuge, P.C., as independent Auditors for the Company for the year 2000.

                  For                  Against                Abstain
                  ---                  -------                -------
                  11,634,939           1,332                  12,657


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


Date:  May 8, 2000