Form 10-Q
period 2000-06-30
EXPLORATION CO
filed 2000-08-04
CIK 313395

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

       For the Quarter ended                         Commission File No.
          June 30, 2000                                     0-9120


                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                       84-0793089
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 28, 2000.


      COMMON STOCK $0.01 PAR VALUE                            17,421,849
              (Class of Stock)                            (Number of Shares)

                           Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



Assets                                              June 30, 2000          December 31, 1999           August 31, 1999
------                                              -------------          -----------------           ---------------
Current Assets
    Cash                                         $    3,285,168            $    3,381,793            $      968,516
    Accounts receivable, net                          2,130,069                 1,939,136                 2,253,349
    Prepaid expenses                                    118,028                   122,475                   256,334
                                                 --------------             -------------             -------------
                  Total Current Assets                5,533,265                 5,443,404                 3,478,199



Property and Equipment
    Gas and oil properties, net of impairment        20,315,471                17,768,590                17,892,488
    Other equipment                                     383,455                   271,674                   268,325
    Less accumulated depreciation, depletion
        and amortization                             (6,107,186)               (5,204,354)               (4,532,761)
                                                    ------------             ------------             -------------
                                                     14,591,740                12,835,910                13,628,052


Other Assets                                            356,564                   368,564                   447,564
                                                 --------------               -----------             -------------





                  Total Assets                     $ 20,481,569              $ 18,647,878              $ 17,553,815
                                                    ===========               ===========               ===========









         Note: As recommended by the SEC, the Company is reporting, for comparative purposes, its new fiscal year end balance sheet of December 31, as well as its last audited balance sheet of August 31.




See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


Liabilities and Stockholders' Equity                       June 30, 2000      December 31, 1999        August 31, 1999
                                                           -------------      -----------------        ---------------
Current Liabilities
    Accounts payable and accrued expenses                $       665,476     $      1,279,238        $      678,478
    Due to joint interest owners                               1,500,420            2,479,776             1,760,248
    Current portion of long term debt                            488,369            1,476,730             2,565,067
                                                           -------------        -------------         -------------
           Total Current Liabilities                           2,654,265            5,235,744             5,003,793


Long-term Liabilities
    Long-term debt, net of current portion                       71,288               203,206               529,742


Stockholders' Equity
    Preferred stock, par value $.01 per share,
      authorized 10,000,000, none issued
    Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued and outstanding 17,421,849
      shares at June 30, 2000 and 15,938,516 shares
      at December 31, 1999 and at August 31, 1999                174,219              159,385               159,385
    Additional paid-in capital                                43,887,483           40,651,444            40,651,444
    Accumulated deficit                                      (26,305,686)         (27,601,901)          (28,790,549)
                                                           -------------         ------------          ------------
           Total Stockholders' Equity                         17,756,016           13,208,928            12,020,280
                                                           -------------         ------------          ------------


           Total Liabilities and Stockholders' Equity      $  20,481,569        $  18,647,878         $  17,553,815
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

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months                 Three Months
                                                                         Ended                       Ended
                                                                     June 30, 2000                June 30, 1999
                                                                    --------------               --------------
Revenues:
    Gas and oil sales                                                 $  2,660,600                 $  2,111,830
    Other income                                                           213,073                      154,076
                                                                      ------------                  -----------
                                                                         2,873,673                    2,265,906
Costs and Expenses:
    Lease operations                                                       386,317                      219,088
    Production taxes                                                       189,317                      145,576
    Exploration expenses                                                   369,609                      115,886
    Impairment of mineral properties                                       390,000                      116,667
    Depreciation, depletion and amortization                               424,375                      462,335
    General and administrative                                             428,787                      378,687
                                                                     -------------                 ------------
            Total costs and expenses                                     2,188,405                    1,438,239
                                                                     -------------                 ------------

Income from operations                                                     685,268                      827,667

Other Income (Expense):
    Interest income                                                         78,634                        9,647
    Interest expense                                                       (19,217)                    (145,034)
    Loan fee amortization                                                   (9,000)                      (3,000)
                                                                     -------------                 -------------
                                                                            50,417                     (138,387)
                                                                     -------------                 -------------

Net Income before provision for
    Income taxes                                                           735,685                       689,280

Provision for income taxes                                                  60,918                           -0-
                                                                     -------------                  ------------


Net income                                                          $      674,767                 $     689,280
                                                                     =============                  ============


Amounts Per Common Share:

Basic and diluted income per common share                           $         0.04                 $        0.04
                                                                     =============                  ============





See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Six Months                  Six Months
                                                                        Ended                       Ended
                                                                    June 30, 2000               June 30, 1999
                                                                    --------------              -------------
Revenues:
    Gas and oil sales                                                 $  5,220,809                 $  3,639,783
    Other income                                                           456,371                      263,404
                                                                      ------------                -------------
                                                                         5,677,180                    3,903,187
Costs and Expenses:
    Lease operations                                                       747,686                      471,471
    Production taxes                                                       366,824                      257,433
    Exploration expenses                                                   708,243                      186,978
    Impairment of mineral properties                                       755,000                      166,667
    Depreciation, depletion and amortization                               902,832                      908,930
    General and administrative                                             838,567                      732,918
                                                                     -------------                 ------------
            Total costs and expenses                                     4,319,152                    2,724,397
                                                                     -------------                 ------------

Income from operations                                                   1,358,028                    1,178,790

Other Income (Expense):
    Interest income                                                        111,770                       25,921
    Interest expense                                                      (100,665)                    (298,023)
    Loan fee amortization                                                  (12,000)                      (6,000)
                                                                     --------------                ------------
                                                                              (895)                    (278,102)
                                                                     --------------                ------------


Net Income before provision for
    Income taxes                                                         1,357,133                      900,688

Provision for income taxes                                                  60,918                          -0-
                                                                     -------------                 ------------


Net income                                                          $    1,296,215                $     900,688
                                                                     =============                 ============


Amounts Per Common Share:

Basic and diluted income per common share                           $         0.08                $        0.06
                                                                     =============                 ============





See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months                       Six Months
                                                                     Ended                            Ended
                                                                 June 30, 2000                    June 30, 1999
                                                                 -------------                    -------------
Operating Activities:
Net income                                                        $     1,296,215                       900,688
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Impairment of mineral properties                                     755,000                       166,667
     Depreciation, depletion and amortization                             914,832                       914,930
Changes in operating assets and liabilities:
     Receivables                                                         (190,933)                     (800,855)
     Prepaid expenses and other                                             4,447                        36,485
     Accounts payable and accrued expenses                             (1,593,118)                       57,301
                                                                     ------------                   -----------
Net cash provided in operating activities                               1,186,443                     1,275,216

Investing Activities:
     Development and purchases
        of gas and oil properties                                      (2,861,254)                   (1,170,885)
     Purchase of other equipment                                         (111,783)                      (28,228)
                                                                     -------------                -------------
Net cash (used) in investing activities                                (2,973,037)                   (1,199,113)

Financing Activities:
     Issuance of common stock, net of offering costs                    2,810,248                           -0-
     Proceeds from debt obligations                                       137,448                        21,837
     Payments on debt obligations                                      (1,257,727)                   (1,400,349)
                                                                     ------------                 -------------
Net cash provided (used) in financing activities                        1,689,969                    (1,378,512)
                                                                     ------------                 -------------

Change in cash and equivalents                                            (96,625)                   (1,302,409)

Cash and equivalents at beginning of period                             3,381,793                     2,112,890
                                                                     ------------                  ------------

Cash and equivalents at end of period                               $   3,285,168                $      810,481
                                                                     ============                 =============








See notes to financial statements

                             THE EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
            PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (Unaudited)


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


2.       COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

     As of June 30, 2000, the Company had outstanding and exercisable warrants and options to purchase 3,025,229 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through September 2009.

     Basic income per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                       Three Months             Six Months
                                       ------------             ----------
          June 30, 2000                 17,421,849              17,056,281
          June 30, 1999                 15,613,516              15,613,516

Diluted income per share is computed in accordance with FASB 128, and resulted in a less than $.0015 change to basic earnings per share for the periods ended June 30, 2000 and June 30, 1999.

3.        DEBT AND SUBSEQUENT EVENT

During the period the Company retired its long-term debt under its existing financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company ("Range").

Subsequent to the end of the period, the Company entered into a lease purchase agreement to finance the purchase of two natural gas compressors at a cost of $1,012,404. The lease term is for 60 months with monthly payments of $22,404 which include interest at 12.6%.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q, and with the Company's most recently audited financial statements and notes thereto as of and for the annual period ended August 31, 1999, as reported in its Form 10-K as of August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $3,381,793 at December 31, 1999 were increased by cash provided from operating activities of $1,186,443 for the six months ended June 30, 2000. Additionally during the period, cash provided from debt obligations of $137,448 and cash obtained through a private placement of common stock of $2,810,248 net of offering costs, resulted in total working capital of $7,515,932 available for use in meeting the Company's ongoing operational and development needs.

During the first quarter, portions of this capital were used to fund payments on debt totaling $838,110 and related interest of $81,448. The Company applied $2,347,848 to fund the expansion and ongoing development of its gas and oil producing properties which included the acquisition of a significant leasehold acreage block for future exploration. The Company also incurred $674,000 in drilling and completion costs for wells drilled or completed during the period and expended $194,000 in lease extension costs related to its existing Maverick Basin lease block.

During the current quarter ended June 30, 2000, additional portions of this capital were used to fund payments on debt totaling $419,617 and related interest of $19,217. The Company applied $513,406 to fund the expansion and ongoing development of its gas and oil producing properties. These expenditures included $397,000 in drilling and completion costs for wells drilled or completed during the period and $47,000 for the purchase of an option to lease an additional 150,000 acres of the Chittim Ranch contiguous to the Company's Maverick Basin lease block.

As a result of these activities, the Company's working capital balance significantly increased to $2,879,000 at June 30, 2000 from $207,660 at December 31, 1999, while its current ratio improved to 2.08 to 1 as compared to 1.04 to 1 for the respective periods. The Company has now achieved quarterly profitability for seven consecutive quarters. Net income for the current quarter was $674,767 while reaching a record $1,296,215 for the six months ended June 30, 2000.

In July, the Company completed a $1.3 million upgrade of its existing gathering facilities including the purchase of two natural gas compressors and an additional 2.5 miles of 6 inch pipeline to its Paloma lease gathering system. This expansion will allow the Company to re-establish gas production levels of over 18 Mmcf per day as experienced prior to recent production declines due to natural decline rates and gathering system capacity constraints. In addition, the Paloma #3-83 was placed on line in July adding 2 Mmcf of gas production per day. The Company has realized natural gas prices ranging from $2.92 per Mcf in April, increasing to $4.70 per Mcf for its July production. During the same period, oil prices increased from $22.34 per Bbl in April to $29.88 per Bbl in June for its Texas oil sales. These improved prices, combined with production increases, continue to significantly enhance the Company's ability to meet its ongoing operating cash obligations and development plans.

Management continues to review alternative financing sources and arrangements that could provide favorably structured funding and which would serve to complement the Company's internal capacity to generate working capital from operations. Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its gas and oil properties, and to continue to meet its normal debt service obligations. If Management's efforts to obtain additional working capital are not successful or if realized gas and oil prices for gas production from the Maverick Basin or oil production from the Williston Basin are substantially less than expected, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

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


RESULTS OF OPERATIONS

The increase by 26% and 43% respectively, in gas and oil sales for the second quarter and year-to-date period of year 2000 over the same periods in year 1999 is primarily attributable to improved gas and oil prices. This increase was partially offset by a 22% and 13% decline in production volumes from the respective periods of the prior year due to natural decline rates and gathering system constraints. The increases in other income, lease operating expenses and production taxes are directly related to and increased proportionately with gas and oil sales levels compared to the previous periods.

Exploration expense increased due to accelerated exploration levels initiated during the three and six month period June 30, 2000, as compared to the prior year periods. Current period exploration expenses include $209,000 of dry hole costs consisting of $59,000 incurred for wells under evaluation in prior periods, plus an additional dry hole provision of $150,000 for current drilling activity, while the respective prior year periods contained no significant dry hole charges. The increase in current period impairment expense to $390,000 reflects an additional $150,000 provision for marginal producing properties, in addition to the existing provision for lease expirations scheduled for the period. This compares to a lower lease expiration rate experienced in the respective periods of the prior year. Depreciation, depletion and amortization decreased by 8% and 1% over the respective prior periods. These decreases were due primarily to the decrease in depletion caused by decreased production levels offset by higher depletion rates over the same periods last year due to revised reserve estimates.

General & administrative expense increased by 13% and 14% respectively over the prior periods, reflecting the higher sustained level of Company operations. Included in the increase are $35,000 for costs associated with corporate development activities and $54,000 related to increases in staffing and pay rate levels over the respective prior year periods. Interest income increased over respective prior periods reflecting higher cash balances due to increased internally generated working capital plus the cash proceeds from the private equity placement closed in February, 2000. Interest expense decreased $126,000 and $197,000 respectively for the current quarter and six month period, reflecting the decreasing balance due and final retirement in April, 2000 of the Range Energy obligation.

During the first quarter the Company completed a private equity funding for $2,810,248 net of offering costs, with Swisspartners Investment Network AG, a private investment firm based in Zurich, Switzerland. Swisspartners received 1,333,333 shares of the Company's common stock at a purchase price of $2.25 per share. Also included were warrants for 1,371,429 shares with a five-year term exercisable at $3.00 per share.

In March, the Company closed a significant leasehold acquisition of 95,000 acres (100% WI) on the Farias Ranch contiguous to Blue Star Oil and Gas, Ltd's Chittim Ranch Lease and southeast of the Company's existing Maverick Basin acreage block. Initial geologic interpretation indicated multi-zone production potential, including a deep Jurassic structure below 16,000 feet. During July the Company began drilling operations and has scheduled seven wells to test the Olmos and San Miguel formations, anticipating their completions by year-end.

During the first quarter the Company initiated the drilling of three new wells and re-entered two existing wells. The Kincaid #1-258 (57.5% WI) was drilled to a total depth of 6,391 feet. This step-out well was located approximately five miles south of the Company's closest Glen Rose production. Subsequently, the Paloma E #5-84 (62.5% WI) was drilled to a total depth of 5,536 feet. Electric logs indicated neither well was economically productive in the Glen Rose interval. The Kincaid #1-258 was plugged and abandoned while casing was cemented across the shallower Georgetown interval on the Paloma E #5-84 which awaits completion in that interval. The Company next drilled the Briscoe-Saner #1-25 (25% carried WI), an exploratory test well drilled to a total depth of 6,040 feet, as the second well under its joint venture agreement with Castle Exploration Company, Inc., a wholly owned subsidiary of Castle Energy Corporation (Nasdaq: CECX). The well encountered water at the Glen Rose interval and was plugged and abandoned.

During the current quarter the Company drilled four additional wells in the Maverick Basin. In April, the Chittim #1-130 (28.1% WI) was drilled to a depth of 1,881 feet and completed in the Austin Chalk formation. The Company is currently evaluating completion alternatives to maximize oil production from the well. In May the Company next drilled the Kincaid #1-201 (50% WI) to a depth of 4,750 feet and was completed as an oil well in the Chittim/Georgetown formation. Also in May, the Company drilled the Burr #1-23 (25% carried WI), an exploratory Glen Rose test well drilled to a total depth of 5,617 feet, as the third well under its joint venture agreement with Castle. The well did not encounter hydrocarbons and was plugged and abandoned. In June the Paloma #3-83 (62.5% WI) was drilled to a depth of 5,452 feet and was completed as a Glen Rose reef gas well located in the Company's Prickly Pear field. The well was placed on production in July at an initial producing rate of 2 Mmcf per day.

OTHER MATTERS

On May 25, 2000 the Company's Board of Directors voted to expand the number of board members to six and elected an additional outside director, Mr. Alan L. Edgar of Dallas, Texas.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K was filed on June 29, 2000 by the Company announcing that it had adopted a Stockholders Rights Plan and had declared a dividend of one right for each outstanding share of Common Stock, payable to stockholders of record as of the close of business on July 19, 2000. The Plan is intended to protect the Company and its stockholders against unfair or coercive takeover tactics. The Plan is similar to stockholder rights plans adopted by many other public companies. The rights agreement does not in any way change the Company's financial position or interfere with or affect reported earnings per share, is not taxable to the Company or its stockholders, and will not change the way in which the Company's share are traded.




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


Date:  August 4, 2000