Form 10-Q
period 2000-09-30
EXPLORATION CO
filed 2000-11-14
CIK 313395

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

      For the Quarter ended                           Commission File No.
        September 30, 2000                                 0-9120


                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                         84-0793089
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000.


      Common Stock $0.01 par value                             17,421,849
            (Class of Stock)                               (Number of Shares)


                           Total number of pages is 12

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



Assets                                          Sept 30, 2000   Dec 31, 1999    Aug 31, 1999
------                                          -------------   ------------    ------------
Current Assets
    Cash ....................................   $  4,296,671    $  3,381,793    $    968,516
    Accounts receivable, net ................      3,313,325       1,939,136       2,253,349
    Prepaid expenses ........................         99,855         122,475         256,334
                                                ------------    ------------    ------------
                  Total Current Assets ......      7,709,851       5,443,404       3,478,199



Property and Equipment
    Gas and oil properties, net of impairment     21,889,780      17,768,590      17,892,488
    Other equipment .........................        388,413         271,674         268,325
    Less accumulated depreciation, depletion
        and amortization ....................     (6,624,939)     (5,204,354)     (4,532,761)
                                                ------------    ------------    ------------
                                                  15,653,254      12,835,910      13,628,052


Other Assets ................................        356,564         368,564         447,564
                                                ------------    ------------    ------------





                  Total Assets ..............   $ 23,719,669    $ 18,647,878    $ 17,553,815
                                                ============    ============    ============









         Note: As recommended by the SEC, the Company is reporting, for comparative purposes, its new fiscal year end balance sheet of December 31, as well as its last audited balance sheet of August 31.



See notes to financial statements.

                             THE EXPLORATION COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)



Liabilities and Stockholders' Equity                    Sept 30, 2000   Dec 31, 1999    Aug 31, 1999
                                                        ------------    ------------    ------------
Current Liabilities
    Accounts payable and accrued expenses ...........   $  1,265,234    $  1,279,238    $    678,478
    Due to joint interest owners ....................      2,620,970       2,479,776       1,760,248
    Current portion of long term debt ...............        493,215       1,476,730       2,565,067
                                                        ------------    ------------    ------------
           Total Current Liabilities ................      4,379,419       5,235,744       5,003,793


Long-term Liabilities
    Long-term debt, net of current portion ..........        538,439         203,206         529,742


Stockholders' Equity
    Preferred stock, par value $.01 per share;
        authorized 10,000,000, none issued
    Common stock, par value $.01 per share;
        authorized 50,000,000 shares;
        issued and outstanding 17,421,849 shares
        at September 30, 2000 and 15,938,516
        shares at December 31, 1999
        and at August 31, 1999 ......................        174,219         159,385         159,385
    Additional paid-in capital ......................     43,887,483      40,651,444      40,651,444
    Accumulated deficit .............................    (25,259,891)    (27,601,901)    (28,790,549)
                                                        ------------    ------------    ------------
           Total Stockholders' Equity ...............     18,801,811      13,208,928      12,020,280
                                                        ------------    ------------    ------------


           Total Liabilities and Stockholders' Equity   $ 23,719,669    $ 18,647,878    $ 17,553,815
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

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months    Three Months
                                                                             Ended          Ended
                                                                         Sept 30, 2000   Sept 30, 1999
                                                                         -------------  -------------
Revenues:
    Gas and oil sales .................................................   $ 3,992,843    $ 2,586,358
    Other income ......................................................       244,231        314,757
                                                                          -----------    -----------
                                                                            4,237,074      2,901,115
Costs and Expenses:
    Lease operations ..................................................       344,417        310,323
    Production taxes ..................................................       287,822        180,866
    Exploration expenses ..............................................       712,412        245,558
    Impairment of mineral properties ..................................       885,000        470,451
    Depreciation, depletion and amortization ..........................       517,753      1,132,521
    General and administrative ........................................       441,100        386,912
                                                                          -----------    -----------
            Total costs and expenses ..................................     3,188,504      2,726,631
                                                                          -----------    -----------

Income from operations ................................................     1,048,570        174,484

Other Income (Expense):
    Interest income ...................................................        41,421         16,813
    Interest expense ..................................................       (29,196)      (126,667)
    Loan fee amortization .............................................           -0-         (3,000)
                                                                          -----------    -----------
                                                                               12,225       (112,854)
                                                                          -----------    -----------

Net Income before provision for
    income taxes ......................................................     1,060,795         61,630

Provision for income taxes ............................................        15,000           -0 -
                                                                          -----------    -----------

Net Income ............................................................   $ 1,045,795    $    61,630
                                                                          ===========    ===========


Net Income Per Common Share:

    Basic .............................................................   $      0.06    $     0.004
                                                                          ===========    ===========

    Diluted ...........................................................   $      0.06    $     0.004
                                                                          ===========    ===========



See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Nine Months     Nine Months
                                                                             Ended           Ended
                                                                         Sept 30, 2000   Sept 30, 1999
                                                                         -------------   -------------
Revenues:
    Gas and oil sales .................................................   $ 9,213,652    $ 6,226,141
    Other income ......................................................       700,602        578,161
                                                                          -----------    -----------
                                                                            9,914,254      6,804,302
Costs and Expenses:
    Lease operations ..................................................     1,092,103        781,794
    Production taxes ..................................................       654,646        438,299
    Exploration expenses ..............................................     1,420,655        432,536
    Impairment of mineral properties ..................................     1,640,000        637,118
    Depreciation, depletion and amortization ..........................     1,420,585      2,041,451
    General and administrative ........................................     1,279,667      1,119,830
                                                                          -----------    -----------
            Total costs and expenses ..................................     7,507,656      5,451,028
                                                                          -----------    -----------

Income from operations ................................................     2,406,598      1,353,274

Other Income (Expense):
    Interest income ...................................................       153,191         42,734
    Interest expense ..................................................      (129,861)      (424,690)
    Loan fee amortization .............................................       (12,000)        (9,000)
                                                                          -----------    -----------
                                                                               11,330       (390,956)
                                                                          -----------    -----------

Net Income before provision for
    income taxes ......................................................     2,417,928        962,318

Provision for income taxes ............................................        75,918           -0 -
                                                                          -----------    -----------

Net Income ............................................................   $ 2,342,010    $   962,318
                                                                          ===========    ===========


Net Income Per Common Share:

    Basic .............................................................   $      0.14    $      0.06
                                                                          ===========    ===========

    Diluted ...........................................................   $      0.13    $      0.06
                                                                          ===========    ===========



See notes to financial statements.

                             THE EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Nine Months       Nine Months
                                                                             Ended             Ended
                                                                         Sept 30, 2000     Sept 30, 1999
                                                                         -------------     -------------
Operating Activities:
Net income ............................................................   $ 2,342,010    $   962,318
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Impairment of mineral properties .................................     1,640,000        637,118
     Depreciation, depletion and amortization .........................     1,432,585      2,050,452
Changes in operating assets and liabilities:
     Receivables ......................................................    (1,374,189)    (1,621,734)
     Prepaid expenses and other .......................................        22,620       (193,811)
     Accounts payable and accrued expenses ............................       127,190        449,071
                                                                          -----------    -----------
Net cash provided in operating activities .............................     4,190,216      2,283,414

Investing Activities:
     Development and purchases
        of gas and oil properties .....................................    (5,320,564)    (1,653,285)
     Purchase of other equipment ......................................      (116,740)       (31,486)
     Other assets .....................................................           -0-         40,000
                                                                          -----------    -----------
Net cash (used) in investing activities ...............................    (5,437,304)    (1,644,771)

Financing Activities:
     Issuance of common stock, net of offering costs ..................     2,810,248            -0-
     Proceeds from debt obligations ...................................       793,992        390,773
     Payments on debt obligations .....................................    (1,442,274)    (2,175,579)
                                                                          -----------    -----------
Net cash provided (used) in financing activities ......................     2,161,966     (1,784,806)
                                                                          -----------    -----------

Change in cash and equivalents ........................................       914,878     (1,146,163)

Cash and equivalents at beginning of period ...........................     3,381,793      2,112,890
                                                                          -----------    -----------

Cash and equivalents at end of period .................................   $ 4,296,671    $   966,727
                                                                          ===========    ===========


See notes to financial statements.

                             THE EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
       PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (Unaudited)


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


2.        COMMON STOCK AND EARNINGS PER SHARE

     As of September 30, 2000, the Company had outstanding and exercisable warrants and options to purchase 3,100,229 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through September 2009.

     The following table sets forth the determination of the number of shares used in the earnings per share computations:

                                     Three Months Ended                 Nine Months Ended
                                     ------------------                 -----------------
                                        September 30,                     September 30,
                                   2000              1999             2000             1999
                                   ----              ----             ----             ----
Weighted average number of
shares outstanding-basic        17,421,849        15,938,516       17,178,137       15,721,849

Net number of shares issued
On the assumed exercise of
stock options and warrants         457,425           219,698          381,251           45,654
                               -----------       -----------      -----------      -----------

Number of shares used in the
computation of diluted
earnings per share              17,879,274        16,158,214       17,559,388        15,767,503
                               ===========       ===========      ===========       ===========

3.        DEBT

During the second quarter the Company retired its long-term debt under its existing financing agreement with Range Energy Finance Corporation (NYSE:RRC) a publicly held energy company ("Range").

During the current quarter, the Company entered into a lease purchase agreement to finance the purchase of two natural gas compressors at a cost of $1,012,404. The lease term is for 60 months with monthly payments of $22,404 which includes interest at 12.6 per cent. The gas compressors are owned through a limited partnership of which the Company owns 62.5 per cent.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $3,381,793 at December 31, 1999 were increased by cash provided from operating activities of $4,190,216 for the nine months ended September 30, 2000. Additionally during the nine month period, cash provided from debt obligations of $793,992 and cash obtained through a private placement of common stock of $2,810,248, net of offering costs, resulted in total working capital of $11,176,249 available for use in meeting the Company's ongoing operational and development needs.

During the first quarter, portions of this working capital were used to fund payments on debt totaling $838,110 and related interest of $81,448. The Company applied $2,347,848 to fund the expansion and ongoing development of its gas and oil producing properties which included the acquisition of a significant leasehold acreage block for future exploration. The Company also incurred $674,000 in drilling and completion costs for wells drilled or completed during the period and expended $194,000 in lease extension costs related to its existing Maverick Basin lease block.

During the second quarter, portions of this working capital were used to fund payments on debt totaling $419,617 and related interest of $19,217. The Company applied $513,406 to fund the expansion and ongoing development of its gas and oil producing properties. These expenditures included $441,000 in drilling and completion costs for wells drilled or completed during the period and the purchase of an option to lease additional acreage contiguous to the Company's Maverick Basin lease block.

During the third quarter ended September 30, 2000, portions of this capital were used to fund payments on debt totaling $184,547 and related interest of $29,196. The Company applied $2,459,310 to fund the expansion and ongoing development of its gas and oil producing properties. These expenditures included $1,523,000 in drilling and completion costs for wells drilled or completed during the period and $843,000 (net) for the upgrade of its existing gas gathering facilities, including the purchase of two natural gas compressors and the installation of an additional 2.5 miles of 6 inch pipeline to its Paloma Lease gathering system.

As a result of these activities, the Company's working capital balance significantly increased to $3,330,432 at September 30, 2000 from $207,660 at December 31, 1999, while its current ratio improved to 1.76 to 1 as compared to
1.04 to 1 for the previous period. During the same period cash flow from operating activities rose 84 percent to $4,190,216 from $2,283,414. The Company has now achieved quarterly profitability for eight consecutive quarters, with record net income of $1,045,795 for the current quarter and $2,342,010 for the nine months ended September 30, 2000. EBITDA (earnings before interest, taxes, depletion, depreciation, amortization and exploration expenses) also attained all-time record levels, reaching $3,205,156 for the current quarter and $7,041,029 year to date.

With the July completion of its gathering and compression facilities the Company's gross gas production for the current quarter averaged 19.6 million cubic feet (MMcf) per day. During the quarter, the Company has realized natural gas prices ranging from $3.90 per Mcf to $4.97 per Mcf while reaching $5.83 per Mcf for its October production. During the same period, oil prices ranged from $25.45 per barrel to $31.75 per barrel for its oil sales. While there is no assurance that the current strength in commodity markets is sustainable, current gas prices continue to significantly enhance the Company's ability to meet its ongoing operating cash obligations and development plans.

Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its gas and oil properties, and continue to meet its remaining debt service obligations. If Management's efforts to obtain additional working capital are not successful or if realized gas and oil prices for gas production from the Maverick Basin or oil production from the Williston Basin are substantially less than expected, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

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

RESULTS OF OPERATIONS

The increase by 54% and 48% respectively, in gas and oil sales for the third quarter and year-to-date period of year 2000 over the same periods in year 1999 is primarily attributable to improved gas and oil prices. This increase was partially offset by a 6% and 12% decline in production volumes from the respective periods of the prior year due to natural decline rates and past gathering system constraints. The increases in lease operating expenses and production taxes are related to and increased proportionately with gas and oil sales revenues compared to the previous periods.

Exploration expense increased 190% to $712,000 and 228% to $1,421,000 respectively for the three and nine month periods ended September 30, 2000, as compared to the prior year periods primarily due to higher dry hole costs resulting from accelerated exploration activities initiated during the current periods. The increase in impairment expense of $415,000 for the current period and $1,003,000 year to date reflects the current years' higher impairment provision for the possible future expirations of portions of the Company's
Williston Basin acreage plus an additional provision for marginal producing properties of $285,000 for the current period and $560,000 year to date. This compares to a lower lease expiration rate experienced in the respective periods of the prior year. Depreciation, depletion and amortization decreased by 54% and 30% over the respective prior periods. These decreases were due primarily to lower depletion rates in the current periods reflecting the impact of higher gas and oil prices on the latest reserve estimates versus the lower prices reflected in the earlier periods.

General & administrative expense increased by 14% over the prior periods, reflecting the higher sustained level of Company operations. Included in the increase are $36,000 for costs associated with corporate investor activities, $36,000 in insurance related costs and $87,000 related to increases in staffing and pay rate levels over the respective prior year periods. Interest income increased over respective prior periods reflecting higher cash balances due to increased internally generated working capital plus the cash proceeds from the private equity placement closed in February, 2000. Interest expense decreased $97,000 and $295,000 respectively for the current quarter and nine month period, reflecting the decreasing balance due and final retirement in April, 2000 of the Range obligation.

During the first quarter the Company completed a private equity funding for $2,810,248 net of offering costs, with Swisspartners Investment Network AG, a private investment firm based in Zurich, Switzerland. Swisspartners received 1,333,333 shares of the Company's common stock at a purchase price of $2.25 per share. Also included were warrants for 1,371,429 shares with a five-year term exercisable at $3.00 per share. With the ongoing growth in the Company's operating cash flows from operations and its success in equity funding activities, TXCO accelerated acreage acquisition and development activities in its core area of the Maverick Basin in South Texas. Its plans included leasing additional on trend acreage in the Basin and targeted the drilling of 24 gas and oil wells across its growing lease block.

In March, the Company closed a significant leasehold acquisition of 95,000 acres (100% WI) on the Farias Ranch contiguous to Blue Star Oil and Gas, Ltd.'s (Blue
Star) Chittim Ranch Lease and southeast of the Company's existing Maverick Basin acreage block. Initial geologic interpretation indicated multi-zone production potential, including a deep Jurassic structure below 16,000 feet. During the third quarter, the Company purchased an option to lease the shallow rights to a 150,000 acre portion of the adjoining Chittim Ranch. The shallow rights lay above Blue Star's Chittim Ranch Lease and include the Olmos and San Miguel Formations.

During the first quarter the Company drilled three new wells and re-entered two existing wells. The Kincaid #1-258 (57.5% WI) was drilled to a total depth of 6,391 feet. This step-out well was located approximately five miles south of the Company's closest Glen Rose production. Subsequently, the Paloma E #5-84 (62.5%
WI) was drilled to a total depth of 5,536 feet. Electric logs indicated neither well was economically productive in the Glen Rose interval. The Kincaid #1-258 was plugged and abandoned while casing was cemented across the shallower Georgetown interval on the Paloma E #5-84 which awaits re-completion after a completion attempt in the Pryor Formation. The Company next drilled the Briscoe-Saner #1-25 (25% carried WI), an exploratory test well drilled to a total depth of 6,040 feet, as the second well under its joint venture agreement with Castle Exploration Company, Inc., a wholly owned subsidiary of Castle Energy Corporation (Nasdaq: CECX). The well encountered water at the Glen Rose interval and was plugged and abandoned.

During the second quarter the Company drilled four wells in the Maverick Basin. In April, the Chittim #1-130 (28.1% WI) was drilled to a depth of 1,881 feet and completed in the Austin Chalk Formation. The Company is currently evaluating the success of its fracturing of the Austin Chalk interval to maximize oil production from the well. In May the Company drilled the Kincaid #1-201 (50% WI) to a depth of 4,750 feet and completed it as an oil well in the Georgetown Formation. Also in May, the Company drilled the Burr #1-23 (25% carried WI), an exploratory Glen Rose test well that was drilled to a total depth of 5,617 feet, as the third well under its joint venture agreement with Castle. The well did not encounter hydrocarbons and was plugged and abandoned. In June the Paloma #3-83 (62.5% WI) was drilled to a depth of 5,452 feet and was completed as a Glen Rose reef gas well located in the Company's Prickly Pear field. The well was placed on production in July at an initial producing rate of 2 MMcf per day.

During the current quarter ended September 30, 2000 the Company utilized three drilling rigs to drill twelve additional wells in Maverick County. Seven exploratory wells (100% WI) were drilled on the Farias Lease alone. These seven wells were engineered to maximize data collection for the evaluation of the potential production of coal bed methane gas (CBM) from the multiple shallow coal seams found in the Olmos Formation and to test the underlying San Miguel Formation potential for oil production. The Farias #2-110 and Farias #4-110 were drilled to a depth of 1,900 feet and are currently being evaluated after fracturing the San Miguel Formation. The Farias #5-110 and Farias #6-110 were drilled to a depth of 1,900 feet and are being evaluated for potential CBM production in the Olmos Formation. The Farias #1-110, Farias #29-40, and Farias #1-108 were drilled to depths between 1,804 and 1900 feet and are currently awaiting completion.

Preliminary results from field and laboratory testing of the coal samples and the electric logs from these wells confirm the presence of potentially economic levels of CBM in the Olmos interval underlying the Farias Lease. In October, the Company purchased 41 shut-in well bores on the Farias Lease from previous operators in order to accelerate the evaluation of the expansive 95,000 acre block. The ongoing evaluation of geologic and historic well data available to the Company indicates that approximately 30 of these well bores appear prospective for re-completion as CBM producers. The Company is in process of contracting equipment for the re-entry and re-completion of the newly acquired wellbores and expects to commence its first re-entry after year end. In addition to prospective incremental revenues from possible new CBM production, the Company hopes to gain significant additional proved undeveloped reserves attributable to the prospective drilling locations offsetting each well successfully re-completed as a CBM producer. Company geologists are also encouraged that a large portion of TXCO's newly acquired option to lease the contiguous Chittim Ranch acreage will also prove to be prospective for the production of CBM from the Olmos interval. Construction of a gas gathering system to connect the initial CBM production on the Farias Lease has begun and should be operational during the first quarter of 2001.

In addition, early indications from the initial wells drilled and in process of being completed in the underlying San Miguel Formation have confirmed the presence of oil in this targeted zone. Preliminary evaluation of these wells support the possible southerly extension of Conoco, Inc.'s (NYSE:COC) adjoining Sacatosa Oil Field onto TXCO's Farias Lease acreage depending upon the final results of the recently fractured Farias #2-110 and Farias #4-110 wells. TXCO is in negotiations with multiple industry partners to create joint venture development programs exploring all depths under its 95,000-acre Farias Lease block and its adjoining 150,000-acre Chittim Lease (currently under option).

During the current quarter, drilling activity was also conducted on other portions of the Company's Maverick Basin acreage. The Alkek #2-232 (42.9% WI) was drilled to a total depth of 2,707 feet, while the Alkek #3-232 (32.2%) was drilled to a total depth of 2,500 feet. Neither well encountered hydrocarbons and were plugged and abandoned. The Radicke/Wipff #1-46 (100% WI), an exploratory James test well, was drilled and casing cemented to a total depth of 5,502 feet, and is currently undergoing evaluation of production stimulation alternatives after the initial completion attempt had poor results. A horizontal Pearsall test well, the Paloma #1-68 (62.5% WI), was drilled to total true vertical depth of 6,193 feet and total measured depth of 7,752 feet. The well is currently scheduled to be acidized to remove damage in the horizontal Pearsall interval. The Chittim #2-130 (38.4%WI) was drilled to a total depth of 5,800 feet. While the Glen Rose reef in the well was found to be depleted, completion activities have been initiated in other sections of the Glen Rose interval which exhibited strong gas shows during initial drilling.

Pursuant to its exploration joint venture with the Company, Blue Star continued its seismic data acquisition and processing activities throughout the third quarter targeting the deep Jurassic interval underlying portions of the Company's acreage in the Maverick Basin. Blue Star has completed the field acquisition of seismic data on over 230,000 acres in the Maverick Basin, as called for in this phase of its joint venture with TXCO. Blue Star hopes to complete the data migration, processing and final interpretation of the newly acquired 3-D seismic data during the first quarter of 2001. Blue Star has informed the Company that it has contracted a drilling rig capable of reaching depths in excess of 18,000 feet and is currently drilling another well with the rig in West Texas. Based on the encouraging preliminary interpretations of the new 3-D seismic data available to date, Blue Star continues to make preparations to initiate its option to drill the first Jurassic test well on TXCO's Maverick Basin acreage sometime late in the first quarter or early in the second quarter of 2001.

OTHER MATTERS

On May 25, 2000 the Company's Board of Directors voted to expand the number of seats on its board to six and elected an additional outside director, Mr. Alan
L. Edgar of Dallas, Texas, as reported in its press release of May 31, 2000.

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

                             THE EXPLORATION COMPANY
                                  (Registrant)



                                        /s/Roberto R. Thomae
                                        Roberto R. Thomae,
                                        chief Financial Officer
                                        (Signing on behalf of the Registrant
                                        and as chief accounting officer)

Date:  November 9, 2000