Form 10-K
period 2000-12-31
EXPLORATION CO OF DELAWARE INC
filed 2001-04-02
CIK 313395

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-K
(Mark one)


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9120

                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                84-0793089
         (State or other.jurisdiction of               (I.RS. Employer
          incorporation or organization)               Identification No.)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant is $49,741,782 based upon the average of the high and low bid price of such stock as reported by the NASDAQ Small-Cap Market under the symbol TXCO on March 1, 2001.

     The number of shares outstanding of the Registrant's Common Stock as of March 15, 2001 was 17,471,849 of which 15,014,121 shares were held by non-affiliates.

                    Documents Incorporated by Reference: None

                                      -2-


                                    INDEX AND
                              CROSS REFERENCE SHEET

                                                       PART I                                                  Page

Item 1.      Business.....................................................................................        3

Item 2.      Properties...................................................................................       10

Item 3.      Legal Proceedings............................................................................       16

Item 4.      Submission  of  Matters  to  a  Vote  of  Security  Holders..................................       16


                                                       PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters..................................................................       17

Item 6.      Selected Financial Data......................................................................       17

Item 7.      Management's    Discussion    and    Analysis   of Financial Condition and
             Results of Operations........................................................................       18

Item 7A.     Quantitative  and  Qualitative  Disclosures  About Market  Risk..............................       24

Item 8.      Consolidated      Financial     Statements     and  Supplementary Data.......................       24

Item 9.      Changes in and  Disagreements  with Accountants on Accounting and
             Financial Disclosure.........................................................................       24


                                                      PART III

Item 10.     Directors   and   Executive    Officers   of   the Registrant................................       25

Item 11.     Executive Compensation.......................................................................       26

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management...............................................................................       29

Item 13.     Certain Relationships and Related Transactions...............................................       30


                                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..........................................................................       31

Signatures................................................................................................       33

Audited  Consolidated  Financial  Statements of The Exploration Company...................................      F-1

                            PART I

ITEM 1.  BUSINESS
                         GENERAL DEVELOPMENT OF BUSINESS

The Exploration Company (the "Company" or "TXCO") was incorporated in the State of Colorado on May 16, 1979, for the purpose of engaging in oil and gas exploration, development and production and became publicly held through an offering of its common stock in November, 1979. In May 1999, the Company changed its state of incorporation from Colorado to Delaware, becoming The Exploration Company of Delaware, Inc. The Company continues doing business as The Exploration Company and its trading symbol on the Nasdaq Stock MarketSM remains TXCO. Effective in January 2000, the Company changed its annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31.

Throughout its history, the Company's primary focus has been oil and gas exploration and production. Its long term business strategy has been to acquire undeveloped mineral interests and to develop a multi-year inventory of drilling prospects internally through the application of state of the art technologies, such as 3-D seismic and enhanced horizontal drilling techniques. The Company strives to discover, develop and/or acquire more oil and gas reserves than it produces each year from these internally-developed prospects, as well as selectively participating with industry partners in prospects generated by TXCO as well as by other parties. The Company also attempts to maximize the value of its technical expertise by contributing its geological, geophysical and operational knowledge base in its core areas through joint ventures or other forms of strategic alliances with well capitalized industry partners in exchange for carried interests in seismic acquisitions, leasehold purchases and/or wells to be drilled. From time to time, the Company offers portions of its developed and undeveloped mineral interests for sale. The Company finances its activities through a combination of internally generated cash flow, debt financing, equity offerings or sale of interests in properties.

Prior to 1992, the Company's revenues were derived principally from the sale of natural gas and oil production from working, royalty and mineral interests, as well as the sale of mineral interests it acquired through its leasing activities. From 1992 through 1996 the Company expanded its activities by entering the then emerging alternative fuels vehicle conversion business through the creation of its ExproFuels division. In 1996, Management redirected its focus and resources to its core oil and gas exploration and production business. Accordingly, the ExproFuels division was incorporated and a majority equity interest spun-off via a stock dividend to TXCO shareholders.

The continued availability of new equity and debt capital in fiscal years 1997 through 2000 reaffirm Management's ongoing strategy for improved shareholder value by maintaining its focus on its core business of gas and oil exploration and production. This strategy has allowed the Company to attract well-capitalized industry partners, expand its core area leasehold acreage, increase its 3-D seismic database, dramatically grow its production base and attain profitability by growing through its drill bit success. During the year ended December 31, 2000, the Company realized the best operating results in its 21 year history, maintaining profitability throughout the year, and ending its record breaking year 2000 with revenues of over $14,731,000 and net income of $6,761,000. Net income for 2000 includes the impact of a deferred federal income tax benefit of $5,231,000 reflecting the cumulative future tax benefit of a portion of its net operating loss carry forwards from past losses.

 The following table illustrates various aspects of the Company's growth over the last 4 fiscal years ended:

                                                 Dec-2000       Aug-1999       Aug-1998        Aug-1997
                                                 --------       --------       --------        --------
No. of new gas wells added                              6            6              4               4
Gas Production in Mcf                           2,965,000      2,813,000        713,752         206,059
Gas Reserve  Additions (Mcf) from drilling      2,126,000      2,803,000      4,541,500       1,147,345
Operating Revenues                            $14,731,116    $ 7,497,375    $ 3,048,277     $ 1,085,511
Net  Income (Loss)                            $ 6,761,935    $   931,545   ($ 8,417,218)   ($ 3,398,866)
Net cash provided from operations             $ 6,529,838    $ 3,858,204   ($ 1,185,050)   ($   378,270)
Non-dev Texas acreage leased                      365,000         95,000         56,000          56,000
Non-dev-Williston Basin acreage leased            302,000        380,000        543,000         501,000

Over the last four years, TXCO has grown its natural gas production base significantly. This overall growth is primarily attributable to ongoing drilling activities and the acquisition of significant new leasehold acreage in the

Company's core area of operations, the Maverick Basin of South Texas. The growth is also reflected in the changed mix in leasehold: expansion in Texas acreage acquisitions, versus reduction in the Williston acreage through expiration or maturing leases. During the same periods, operating revenues were significantly impacted by commodity price fluctuations, as the industry struggled to regain its momentum after the crash in oil and gas prices in 1997. Average gas prices per Mcf ranged from $2.65 in 1997, dropping steadily to $2.07 per Mcf in 1999, before spiking to record levels, doubling to $4.10 for the current year average. Success in growing the Company's production levels through drilling brought operating profitability for the first time in TXCO's recent history, overcoming 1999's erratic commodity prices. The improvements in gas prices during 2000 and the current winter grew its profitability and provided the Company with record levels of cash flow from operations. While 1999 and 2000 drill bit reserve replacement rates did not keep pace with the respective years' production levels, they compared favorably to the 1999 domestic industry wide replacement rate of 58% as published by the U.S. Department of Energy. The decline in production was also indicative of the maturing profile of the Company's existing Glen Rose reef gas wells, its primary source of gas production.

TXCO is pursuing multiple opportunities in 2001 to diversify its exploration targets within its core area of operations by aggressively expanding its surrounding lease holding where geology indicates the likely continuation of known gas producing formations as well as the strong likelihood of establishing new gas production from additional formations. The Maverick Basin offers this diversity in its multiple hydrocarbon bearing formations. During 1999 and 2000, the Company made significant strides in identifying and pursuing the exploration of two new promising exploration targets, as well as continuing its exploration for Glen Rose reef-based gas production. TXCO has succeeded in positioning itself at the forefront of exploration for CBM (coal bed methane gas) production, and believes it became the largest holder of CBM prospective acreage in Texas by the end of 2000. An exploratory core and well drilling program for CBM was initiated in 2000, with significant expansion plans for 2001, including funding for at least 36 wells and a related gas gathering system targeting multiple seams of high-volitile bituminous coal present under a 250,000 acres portion of its leases.

The second diversification program targets the deep Jurassic interval located under most of TXCO's 365,000 acreage block at the base of the Maverick Basin. A new 3-D seismic acquisition program was completed at year end 2000 by TXCO's operating partner, Blue Star Oil and Gas Ltd. (Blue Star), further delineating the world class hydrocarbon potential of this under explored rift basin. The Company cautiously expects significant progress towards the drilling of the initial well on its Paloma lease to test this deep interval during the year 2001. In February 2001, the Company unveiled a new partnership restricted to the deep rights below the San Miguel under its 100,000 acre Comanche prospect with an additional set of industry partners, including Saxet Energy (20% WI) of Houston and a large Denver-based publicly traded independent exploration company (30% WI). The immediate focus of the venture is the ongoing acquisition of 3-D seismic data across 78 square miles of the acreage. Drilling for significant gas-bearing Glen Rose reefs should follow prior to year end. Should these exploration and development plans progress as intended, The Exploration Company expects these programs to cause it to resume its growth in gas reserves and
production   levels,   while   insuring   ongoing   increases  in  revenues  and
profitability.

                  PRINCIPAL AREAS OF ACTIVITY

OIL AND GAS OPERATIONS

Throughout the year, the Company has been actively developing its core mineral interests in the Maverick Basin in South Texas, while evaluating its economic alternatives related to its remaining properties in the Williston Basin in North Dakota, South Dakota and Montana. These activities included participation in the drilling or recompletion of 26 gas wells in South Texas during 2000 and 1 well in the Williston Basin. The increase in Maverick Basin drilling activity reflects the Company's continued ability to generate sufficient working capital from profitable internal operations and from industry sources, allowing for expansion of its Texas-based lease acreage holdings and natural gas exploration and production activities. Stable Maverick Basin gas production during 2000 combined with dramatically increasing gas prices resulted in improved positive cash flows for the year. Although crude oil prices also stabilized during the year, industry activity or interest has not returned to pre-1998 levels in the area of the Williston Basin where the Company's leases are located. The Company's strategy remains focused on its core gas producing and exploration activities in the Maverick Basin.

MAVERICK BASIN

The Company has owned at least a 50% leasehold interest in a minimum of 50,000 contiguous acres in Maverick County, Texas since 1989. These holdings have

                                      -5-
increased to 365,000 acres through 2000. Originally the lease block consisted of two leases, the Paloma with 33,000 acres and the Kincaid with 17,000 acres. The lease block is situated on the Chittim Anticline, a large regional structure, under which hydrocarbons have been found in as many as seven separate horizons dating back over 65 years. One of these zones is the Lower Glen Rose or Rodessa interval. It is a carbonate formation that has produced billions of cubic feet of natural gas from patch reefs within the zone. Past development in the area was halted due to the inability of previous operators to accurately predict the location of these porosity-bearing reefs. Utilizing new technological advances, the Company applied an innovative processing method to the 2-D seismic available in the area and confirmed a method of locating these porosity intervals.

Between 1993 and 1998, the Company expanded its in-house geophysical database to include multiple 3-D seismic surveys totaling over 55 square miles, covering approximately 36,000 acres of its Maverick Basin leases. Company geologists and geophysicists conclusively identified and mapped numerous geological formations at various depths on its leases. The mapping has provided numerous drilling alternatives for future evaluation of the multiple horizons known to be productive for oil and/or gas within and around its leases in the Maverick Basin. Consistent with the capital resources available, the Company has been selectively developing the Glen Rose interval. The shallower intervals provide alternative completion targets while pursuing the underlying reefs.

From 1989 to 1998, TXCO participated in the drilling of 26 wells in the Maverick Basin, with increasing degrees of drilling success. By the end of 1998, TXCO's daily net gas production from its Maverick Basin properties reached 1.96 MMcf (million cubic feet) from 16 gas wells. While successful in locating Glen Rose patch reefs, the Company's geologists and geophysicists could not distinguish between those containing hydrocarbons and those containing water. Management continued to review technical data gained with the drilling of each well, to modify its seismic interpretation model and improve its ability to distinguish between water-filled reefs and gas-filled reefs in expanding the geologically defined area known as the Prickly Pear Field. During 1998, 6 new gas well discoveries in succession on the Paloma Lease extended the Prickly Pear Field by several miles north and east of its previous recognized boundaries. The 6 wells produced gross daily production volumes ranging from 1 MMcf to 4 MMcf per well.

Fiscal year 1999 brought a continuation of growth in new production and revenues for the Company, as well as the expansion of TXCO's leasehold position over the Maverick Basin. During 1999, the Company acquired interests in over 39,000 acres of additional oil and gas leases in the immediate areas surrounding its Maverick Basin production, bringing its total lease position to approximately 90,000 acres at year end. During the year, TXCO participated in drilling 10 gas prospects, resulting in 5 new gas wells, further expanding the known producing area of the Prickly Pear Field on the Company's Paloma lease. Four of the other wells were drilled on leases acquired during fiscal 1999, while one was located on the Company's Kincaid lease. All 5 of these stepout wells were at least 5 to 9 miles from the nearest Prickly Pear Field production. Their drilling resulted in 2 completed oil wells and 1 completed gas well during 1999. Of the other 2 step out wells, one was completed as a marginal gas producer in 2000, while the other completion was not economic and remains shut-in pending its conversion for use as a salt water disposal well.

The turn of the century brought many changes for TXCO. Effective January 1, 2000 the Company adopted a calendar year end of December 31, leaving the fiscal year end of August 31. During the 4 month transition period from August 31 thru December 31, 1999, TXCO initiated drilling on 3 gas prospects, one each on the Paloma, Chittim and Alkek leases. This drilling resulted in 1 new gas reef well on the Paloma lease, 1 marginal gas well on the Chittim lease and 1 non-economic well on the Alkek lease which was plugged and abandoned. 3-D seismic acquisition also progressed during this period, as the Company completed the acquisition of an additional 31,700 acres of seismic data over a portion of newly leased acreage contiguous and north of its Paloma lease. At January 1, 2000, leased acreage totaled approximately 115,000 acres. During the transition period, TXCO also completed negotiations and entered into a joint operating agreement with Blue Star Oil and Gas, Ltd., for the development of its deep Jurassic prospect underlying its Paloma and Kincaid leases.

Calendar year 2000 marked a year of dramatic growth in numerous directions for TXCO as leasehold acreage, operating revenues and operating profits all reached record levels. During 2000, the Company's Maverick Basin core area lease block grew to over 365,000 acres primarily due to two transactions. The Company acquired lease interests consisting of all depths under 95,000 acres on the Comanche Ranch in March plus an option to lease the shallow depths above the base of the San Miguel formation on 150,000 acres on the adjoining Chittim Ranch in June. Both leases are prospective for CBM production and various shallow oil and gas bearing zones above the base of the San Miguel formation. In addition, the Comanche lease covers all depths including the deep Jurassic interval. The Chittim lease option was exercised in January, 2001.

TXCO expanded its exploration efforts by participating in drilling a total of 25 new gas, oil or CBM prospects and 2 re-entries during the 2000. Of the drilling wells, 5 have been completed as producers, with 2 Paloma gas wells, 1 marginal Kincaid oil well, 1 marginal Chittim gas well and 1 marginal Chittim oil well. Both of the re-entry attempts resulted in marginal completions, including 1 Chittim gas well and 1 Paloma oil well. A total of 14 wells remained in progress at year end. Included were 7 new CBM wells involved in the initial stages of an ongoing dewatering pilot program on the Comanche lease. Of the remaining 7 wells, 1 Burr gas well and 1 Burr oil well were completed during the first quarter of 2001, while the remaining 5 wells are in varying stages of completion and include 2 Paloma wells, and 1 well each on the Alkek and Wipff lease in Texas and the Hutzenbiler lease in North Dakota.

At year end December 2000, TXCO's daily net gas production from its Maverick Basin properties was 7.4 MMcf of the total gross operated production of 17.0 MMcf from 29 gas wells. At current gas prices, this production level should allow the Company to internally generate sufficient working capital to fund its fiscal year 2001 development plans. The expanding geophysical database, historical drilling results and the evolving family of prospective formations targeted by the Company and its partners continue to support the Company's longstanding belief that it has significant exploration and development possibilities remaining on its expanding Maverick Basin lease block. At year end 2000, the Company owned leases and options totaling over 365,000 acres. Included in this total were options for 150,000 acres which were exercised in January 2001. Through 2000, the Company has accumulated 231 square miles of 3-D seismic data over much of its Maverick Basin lease block, with evidence of 40 additional porosity-bearing Glen Rose patch reefs scattered across its extensive acreage position. The Company's Comanche Ranch acreage acquisition in the first quarter of 2000 included access to 70 miles of 2-D seismic data that indicate the existence of 45 additional Glen Rose Reef locations. Based on current drilling activity rate, these 85 patch reefs represent a potential four to five year drilling inventory of new gas well prospects .

JURASSIC FORMATION

Fiscal 1999 marked the year that the Company's concerted efforts resulted in a new partnership to explore the potential of the Jurassic formation under its lease block. Fiscal 2000 showed marked progress in expanding the 3-D seismic database over a much larger portion of the Maverick Basin.

Commencing in September 1999, Blue Star designed the 3-D seismic acquisition program over the 426 square mile area of the Maverick Basin targeted by the venture. The initiation of field data acquisition work followed and continued through the year. While interrupted by unseasonably wet conditions through part of the year, the extensive data acquisition portion of the project was completed late in the third quarter of 2000. In November, pursuant to its exploration joint venture with the Company, Blue Star confirmed that it had completed its seismic data acquisition phase and was performing the required seismic processing on the entire 426 square miles of 3-D seismic data, including all of the intended TXCO leases and Blue Star's Chittim Ranch lease. By year end, Blue Star had also shared with TXCO's Jurassic project management team its preliminary results from the data migration, processing and initial interpretation of the new data. Based on the encouraging preliminary interpretations of the 3-D seismic data available to it, Blue Star continued to indicate it anticipated beginning preparations to drill the first Jurassic test well on TXCO's Maverick Basin acreage during the first or second quarter of 2001. On March 13, 2001 Blue Star's senior executives contacted TXCO management and announced they were applying enhanced 3-D seismic processing techniques on the seismic field data. Blue Star further advised that the expanded seismic processing would take several months to finalize and could cost them an additional $1 million. See further discussion on the most recent developments relating to the Jurassic Blue Star project as set forth in ITEM 2. PROPERTIES - Drilling Activity - Maverick Basin.

WILLISTON BASIN

At August 31, 1999 TXCO retained approximately 263,000 net acres of its original position in oil and gas leases in the Williston Basin in North Dakota, South Dakota and Montana. The Company participated in drilling a total of 14 wells during fiscal 1997 through 1998 in attempts to establish economic production and develop oil and gas reserves in the Red River and Lodgepole formations. Drilling activities were commenced prior to the collapse of oil and gas prices in late

                                      -7-
1997 and early 1998 and were suspended by the end of 1998. During this same period, TXCO accumulated over 1,100 miles of 2-D seismic and approximately 64 square miles of 3-D seismic data covering approximately 40,800 acres of selected portions of its acreage in the Williston Basin. No new drilling was conducted by the Company in the Williston Basin during 1999 due to the continued unfavorable economic climate in the region for the type of drilling prospects available to the it. The weakness in crude oil prices rendered the production of marginal levels of oil with high associated water production, as is typical of many wells in the Basin, uneconomical for the Company to explore or produce.

The Company elected to participate in drilling 1 well (.015% WI) late in 2000. The outside operated well was proposed on a spacing unit in which TXCO owned a minor interest which it contributed to the unit. The well was still in progress at year end. Throughout 2000, the Company continued to re-evaluate all of its Williston Basin lease obligations, making lease extension payments on a selective basis, emphasizing those leases with particular geologic attributes or with adequate remaining primary lease terms. For the year ended December 31, 2000, the Company's interests produced a total daily average of 90 net barrels of crude oil per day from 4.26 net wells.

At December 31, 2000, TXCO retained approximately 219,000 net acres of its original position. The Company has established adequate provisions for impairment allowances as required for expected year 2001 lease expirations. Consistent with Management's decision to refocus its exploration efforts and resources on the development of its core producing area in South Texas, TXCO has initiated a focused marketing effort to present its remaining Williston Basin holdings, complemented by an extensive seismic database, for sale to other exploration companies with a focus on this area. With the recent improvement in crude oil prices, reaching over $27.00 during the 1st quarter of 2001, Management is cautiously optimistic that renewed industry interest in the area will assist it in its efforts to monetize its remaining area holdings.

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

During 2000, three purchasers of the Company's oil and gas production accounted for 28%, 26% and 18%, respectively, of total oil and gas sales. In the event any of these major customers declined to purchase future production, the Company believes that alternative purchasers could be found for such production at comparable prices.

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

                           EMPLOYEES

As of December 31, 2000, the Company employed 14 full-time employees including management. The Company believes its relations with its employees are good. None of the Company's employees are covered by union contracts.

                      GENERAL REGULATIONS

The extraction, production, transportation, and sale of oil, gas, and minerals are regulated by both state and federal authorities. The executive and

                                      -8-
legislative branches of government at both the state and federal levels have periodically proposed and considered proposals for establishment of controls on alternative fuels, energy conservation, environmental protection, taxation of crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, the Company is unable to predict what effect, if any, implementation of such proposals would have upon the Company's operations. A listing of the more significant current state and federal statutory authority for regulation of the Company's current operations and business are provided herein below.

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

FEDERAL AND STATE TAX CONSIDERATIONS

Revenues from oil and gas production are subject to taxation by the state in which the production occurred. In Texas, the state receives a severance tax of 4.6% for oil production and 7.5% for gas production. North Dakota production taxes typically range from 9.0% to 11.5% while Montana's taxes range up to 17.2%. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that the Company may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment. For Federal Income Tax purposes, the Company has net operating loss carryforwards of $16,100,000 which are scheduled to expire in 2006 - 2015. During 2000, the Company recognized a deferred federal income tax benefit of $5,231,000 reflecting the cumulative future tax benefit of a portion of its net operating loss carryforwards from past losses. See Notes to the Audited Consolidated Financial Statements.

                    CERTAIN BUSINESS RISKS

RELIANCE ON ESTIMATES OF PROVED  RESERVES AND FUTURE NET REVENUES:
DEPLETION OF RESERVES

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this report represents only estimates. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the present value of proved reserves for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain constant based on prices in effect at December 31, 2000. The following table details the prices used for these estimates for the respective dates presented:



                     12/31/00        12/31/99         08/31/99         08/31/98
                     --------        --------         --------         --------
Gas price per Mcf     $11.04         $  1.99          $  2.58          $  1.84
Oil  price per Bbl    $25.67         $ 25.39          $ 19.03          $ 10.23


Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. See "Management's
Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources" and "Properties ".

DEPLETION OF RESERVES

The rate of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or through engineering studies identifies additional behind-pipe zones or secondary recovery reserves, the proven reserves of the Company will decline as reserves are produced. Future crude oil and natural gas production is highly dependent upon the Company's level of success in acquiring or finding additional reserves.

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

NET INCOME OR LOSS FROM OPERATIONS

In its recent history, the Company has recorded both net income and net losses. For the current year ended December 31, 2000 the Company recorded net income of $6.76 million, for the transition period ended December 31, 1999, the Company recorded net income of $1.19 million and for the fiscal year ended August 31, 1999, the Company recorded net income of $.93 million. However, the Company recorded a net loss of $8.4 million in fiscal 1998 and experienced net losses for all years previous. There can be no assurance that the Company will not experience operating losses in the future.

OPERATING HAZARDS; UNINSURED RISKS

The nature of the crude oil and natural gas exploration and production business involves certain operating hazards such as crude oil and natural gas well blowouts, explosions, formations with abnormal pressures, cratering and crude oil spills and fires. Any of these could result in damage to or destruction of crude oil and natural gas wells, destruction of producing facilities, damage to life or property, suspension of operations, environmental damage and possible liability to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and some, but not all, of such losses. The occurrence of such an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company.

SUBSTANTIAL CAPITAL REQUIREMENTS

The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration, and production of crude oil and natural gas reserves. Historically, the Company has financed these expenditures primarily from debt and equity offerings, supplemented by available cash flow from operations and the sale of interests in its properties. The Company is hopeful that it will continue to be able to obtain sufficient capital to finance planned capital expenditures. However, if revenues decrease because of lower crude oil and natural gas prices, operating difficulties or declines in reserves, the Company may have limited ability to finance planned capital expenditures in the future. Therefore, there can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet its capital requirements.

CERTAIN CORPORATE DEFENSIVE MATTERS

The Company's Articles of Incorporation and Bylaws and Delaware law contain provisions that may have the effect, together or separately, of delaying, deferring, or preventing a change in control of the Company. In particular, the Company may issue up to 10 million shares of preferred stock with rights and privileges that could be senior to its outstanding common stock, without the consent of the holders of the common stock. The Company's Certificate of Incorporation and Bylaws provide, among other things, for advance notice of stockholder's proposals and director nominations, and provide for noncumulative voting in the election of Directors. On June 29, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan (Rights Plan) under which uncertificated preferred stock purchase rights were distributed as a stock dividend to its common shareholders at a rate of one right for each share of common stock held of record as of July 19, 2000. Unless previously redeemed by the Company, the rights will expire on June 29, 2010. The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics that have been prevalent in many unsolicited takeover attempts.


ITEM 2.  PROPERTIES

                               PHYSICAL PROPERTIES


The Company's administrative offices are located at 500 North Loop 1604 East, Suite 250, San Antonio, Texas. These offices, consisting of approximately 7,850 square feet, are leased through February 28, 2005 at $11,791 per month with annual escalations each March 1.

All the Company's oil and gas properties, reserves, and activities are located onshore in the continental United States. There are no quantities of oil or gas subject to long-term supply or similar agreements with foreign government authorities.

            PROVED RESERVES, FUTURE NET REVENUE AND
        PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

The following unaudited information as of December 31, 2000, relates to the Company's estimated proved oil and gas reserves, estimated future net revenues attributable to such reserves and the present value of such future net revenues using a 10% discount factor (PV-10 Value), as estimated by Netherland Sewell & Associates, Inc., a Dallas, Texas engineering firm. Estimates of proved developed oil and gas reserves attributable to the Company's interest at December 31, 2000 and August 31, 1999 and 1998 are set forth in Notes to the Audited Financial Statements included in this Annual Report on Form 10-K. The PV-10 Value was prepared in accordance with SEC requirements using constant prices as of the calculation date, discounted at 10% per year on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.


                                  PV-10 Value of
         Years Ending            Estimated Future
          December 31              Net Revenues
          -----------            --------------
             2001               $    20,370,000
             2002                     8,335,000
             2003                     3,795,000
             2004                     1,882,000
             2005                       983,000
         Thereafter                   1,670,000
                                 --------------

            TOTAL               $    37,035,000
                                 ==============


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

                                                      Year Ended   4 Months Ended            Years Ended
                                                      December 31,   December 31,             August 31
                                                          2000          1999               1999        1998
                                                         ------        ------             ------      ------
  Oil:
       Production in Barrels                              60,000        24,000            82,000      79,138
       Average sales price per Barrel                     $27.85        $20.80            $12.27      $15.78
   Gas:
       Production in Mcf                               2,965,000     1,119,000         2,813,000     713,752
       Average Sales Price per Mcf                         $4.10         $2.75             $2.07       $2.29

     Average cost of production per equivalent Mcf (1)      $.65          $.60              $.40        $.74

(1) Oil and gas were combined by converting oil to gas Mcf equivalent on the basis of 1 barrel of oil = 6 Mcf of gas. Production costs include direct lease operations and production taxes.

           PRODUCING PROPERTIES - WELLS AND ACREAGE

The following table sets forth the Company's producing wells and developed acreage assignable to such wells at December 31, 2000:

                                                              Productive Wells
                                             ----------------------------------------------------
                         Developed Acreage        Oil                   Gas              Total
                         -----------------   ---------------     --------------     -------------
Period Ended              Gross       Net     Gross     Net       Gross    Net       Gross    Net
------------              -----       ---     -----     ---       -----    ---       -----    ---
Year Ended 12/31/00       15,920     8,257     28     15.63        47    25.49        75    41.12

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

                      UNDEVELOPED ACREAGE

As of December 31, 2000, the Company owned, by lease or in fee, the following undeveloped acres, all of which are located in the Continental United States, as follows:
                                                                   Estimated
                                                                    FY2001
United States              Gross Acres         Net Acres         Delay Rentals
-------------              -----------         ---------         -------------
  Texas                        214,000           172,000          $ 281,000
  North Dakota                 277,000           201,000            125,000
  South Dakota                  15,000            12,000              4,000
  Montana                       10,000             6,000              1,000
                              ---------        ---------          ---------
    Totals                     516,000           391,000          $ 411,000
                              ========           =======            =======

In addition, at December 31, 2000 the Company held under option 150,939 gross and 131,716 net acres in Maverick and Zavala County in South Texas. In January 2001 the Company exercised this option and purchased a lease covering this acreage.

Five large Texas leases totaling approximately 66,000 gross acres contain varying requirements to drill a well every 90 to 150 days to keep the respective lease in effect. The Company is presently drilling under the terms of the leases and expects to keep the leases in force by continuous development during the year.



                       DRILLING ACTIVITY

During calendar 2000, the Company's drilling activity increased to 27 wells drilled or re-entered compared to 10 in fiscal 1999. In addition, current year activity included ongoing drilling operations on 2 wells that were in progress at the end of year 1999. The following table sets forth the Company's drilling activity for the last three fiscal years:

                                                           Drilling Wells

                                      2000                         1999                          1998
                           ------------------------     --------------------------     -------------------------
                              Gross         Net            Gross           Net           Gross           Net
                           ----------   -----------     ----- -----    -----------     ----------     ----------
                           Prod   Dry   Prod    Dry     Prod    Dry    Prod    Dry     Prod   Dry     Prod   Dry
                           ----   ---   ----    ---     ----    ---    ----    ---     ----   ---     ----   ---
Oil Wells                   2      1    0.78   0.50        2     0     1.75   0.00       2      1     1.34   0.63
Gas Wells                   6      6    3.76   2.13        6     0     3.78   0.00       4      0     2.50   0.00
                            -      -    ----   ----      ---     -     ----   ----       -      -     ----   ----
     Total Wells            8      7    4.54   2.63        8     0     5.53   0.00       6      1     3.84   0.63
                            =      =    ====   ====        =     =     ====   ====       =      =     ====   ====

Included in the respective year 2000 columns were 2 producing (1.63 net) gas wells and 1 (0.25 net) dry well drilled during the four month transition period ended December 31, 1999, plus 1 producing (0.5 net) gas well spudded in the prior fiscal year. In addition to the wells detailed in the table above, the Company had an interest in 14 wells (11.81 net) in progress at December 31, 2000 from current year drilling and 1 well (0.88 net) from the prior fiscal year.

During the year 2000 the Company re-entered 2 (1.84 net) existing wells, of which one well is currently producing, while the other well was in progress at December 31. Re-entry wells are not classified as current year drilling wells and accordingly are not included in the above table.

MAVERICK BASIN

Throughout the 1990's, the Company pursued a strategy to expand its core Maverick Basin producing properties. In addition to using internally generated working capital for exploration and development activities, TXCO accelerated its growth, where possible, by entering into strategic joint ventures or operating agreements targeted at leveraging the Company's increased leasehold values, recognized technical abilities and exploration success in its core area of interest. TXCO entered into several new joint venture or joint operating agreements during 2000 while advancing on ventures entered into in past years, whereby the Company successfully teamed with qualified industry partners who contributed investment capital, mineral leases, 3-D seismic data and/or offered the Company a carried interest in mineral leases, 3-D seismic acquisition programs and wells to be drilled. These contributions were made in exchange for TXCO's geophysical, geological and operational expertise, and in certain instances, in exchange for an interest in a portion of the Company's non-producing oil and gas lease interests .

During September 1998, the Company entered into two separate joint operating agreements (JOA), one with Ashtola Exploration Company, Inc. and the second with Picosa Creek Partnership. In the first, TXCO earned a 63% working interest in Ashtola's 8,800 acre Alkek lease adjoining TXCO's Paloma lease, together with rights to an existing 3-D seismic survey over the subject block. The acreage was contributed to a new JOA dated May, 1999 with Castle Exploration Company and is being developed in conjunction with the new JOA discussed below. Two wells were drilled under the Picosa Creek JOA during 2000. Both were placed on production by year end, one as a gas well, and the other as an oil producer.

In November 1998, the Company finalized a JOA with Ameritex Ventures, II Ltd., a joint venture owned 85% by Enron Capital, allowing Ameritex and its partners to earn a 50% interest in the shallow and intermediate depths in TXCO's existing 17,000 acre Kincaid lease by their funding 100% of a 27 square mile 3-D seismic program over 17,000 acre in 1999. During 2000, three gas prospects were drilled under the agreement resulting in one marginal oil completion and two non-economic wells which were plugged and abandoned.

In May 1999, the Company finalized a JOA with Castle Exploration Company, a subsidiary of Castle Energy Corporation, (Nasdaq:CECX) whereby Castle committed up to $5,300,000 to fund 100% of the costs of purchasing leases, acquire 3-D seismic and drill up to 12 Glen Rose reef wells on targeted acreage contiguous to TXCO's productive Paloma lease. TXCO was named as operator, and contributed its 8,800 acre Alkek lease in exchange for shared rights to all 3-D seismic acquired, a 25% carried interest in the initial 12 wells, a 50% interest in future lease acquisitions and up to a 50% interest in all wells to be drilled on the leases. Pursuant to the agreement, Castle funded 100% of TXCO's costs to lease 31,700 acres and complete a 3-D seismic acquisition program by November

1999. During 2000, the partners drilled two wells under the agreement. Neither well encountered economic quantities of gas and both were plugged and abandoned. Accordingly, Castle exercised its option under the agreement not to carry the Company on subsequent wells. Under the current phase of the agreement, TXCO retains its 50% interest in all acreage and 3-D seismic acquired and can participate with a 50% interest in all future wells to be drilled on the leases.

In August 1999, the Company purchased from Peacock-Maverick Drilling and Peacock Exploration their interests in producing wells and oil and gas leases covering in aggregate 24,500 acres in exchange for 325,000 shares of TXCO common stock valued at $493,594. The purchase included a 12.5 % working interest in a 12,800 acre tract out of the 190,000+ acre Chittim Ranch, including 6 producing gas wells located thereon. The acreage is contiguous to the eastern flank of TXCO's Paloma lease. In addition, the Company received a 100% working interest in the Wipff/Shaw lease, totaling 11,700 acres located within 5 miles to the west of TXCO's Paloma lease.

In September 1999, the Company finalized a JOA with Blue Star for an exploration project targeting the deep Jurassic interval underlying TXCO's Maverick Basin lease block. Blue Star paid TXCO a cash consideration upon closing and agreed to fund 100% of a 426 square mile 3-D seismic acquisition program including over 37,000 acres of TXCO's Paloma and Kincaid leases. Blue Star was also obligated to provide the Company approximately 50,000 acres of new 3-D seismic survey data, of TXCO's selection from the completed 426 square mile survey. In addition, Blue Star agreed to fund 100% of the costs of drilling 2 exploratory wells to test the deep Jurassic interval. Should both wells be drilled timely, Blue Star would earn a 50% interest in the deep rights in TXCO's Paloma and Kincaid leases covering in aggregate 50,000 acres. TXCO and its partners would keep a 50% working interest in future Jurassic wells drilled under the agreement. According to the original agreement, should initial drilling not occur within certain deadlines, Blue Star could be obligated to reimburse TXCO up to $900,000 for certain expenditures in order for Blue Star to maintain its rights under the agreement.

As of year end 2000, Blue Star had completed the acquisition of 3-D seismic data over 426 square miles of the Maverick Basin, including TXCO's related 37,000 acres. Preliminary results of the initial processing and interpretation of the Blue Star seismic data were extremely encouraging to the partners, and appear to corroborate the geologic model defined in the original 3-D seismic study completed by TXCO in 1999 which supports the premise that structures that could contain hydrocarbons are present in the Jurassic interval under its acreage block. Based on these encouraging results, Blue Star had continued to indicate it anticipated beginning preparations to drill the first Jurassic test well on TXCO's Maverick Basin acreage during the first or second quarter of 2001.

On March 13, 2001 Blue Star's senior executives contacted TXCO management and stated they were applying enhanced 3-D seismic processing techniques on the seismic field data. Blue Star advised that the expanded seismic processing could cost an additional $1 million and would take several months to finalize in order to better define their geologic model of the interval. Blue Star hopes to enhance its process of selecting the initial drilling locations to test the 18,000+ feet deep structure underlying the targeted acreage block. They further advised TXCO that the results of the expanded processing should reduce the initial drilling risk for the benefit of all its partners, enhancing the overall success of the venture while reducing exploration costs in the long term. Blue Star also advised TXCO they may not be able to complete their interpretation of the new processing and begin drilling activities before the end of 2001.

While the advent of new, more advanced technology may serve to reduce the overall drilling risks involved in this highly technical drilling project, undue delays in drilling the first well could cause the expiration of Blue Star's original option to drill on TXCO's acreage. By early March, 2001 the parties were pursuing discussions in an attempt to reach agreement on the status of Blue Star's compliance with the terms and intent of the original agreement. While discussions are continuing TXCO is reviewing it's options under the agreement in order to confirm the project is not being unreasonably delayed and to further assure the ultimate development of the project under Blue Stars' proposed new timetable.

During 2000, the Company continued to expand its core Maverick Basin properties. During the first quarter of 2000, the Company acquired a lease covering over 95,000 acres on the Comanche Ranch contiguous to the south of Blue Star's Chittim Ranch Lease and southeast of TXCO's existing Maverick Basin acreage block. The lease was granted by the Ewing Halsell Foundation giving the Company a 100% leasehold interest to all depths not reserved under any existing leases or held by production by other operators. There were no drilling obligations for six years and initial geologic interpretation indicated that multi-zone production potential existed, including a deep Jurassic structure below 16,000 feet. Other progressively deepening targets and intervals include CBM gas from the shallow Olmos formation, oil from the San Miguel and Austin Chalk formations, above 4,000 feet, and primarily natural gas from the mid-depth Georgetown, Glen Rose, Pearsall, and Sligo formations above 8,000 feet.

Early in the fourth quarter of 2000, the Company acquired 42 shut-in well bores from previous operators on its new Comanche Ranch Lease. Todate, 35 of these well bores have been identified as locations for re-entry prospective for coalbed methane (CBM) production. The Company believes CBM production will eventually make up a significant portion of the future gas production from this acreage.

Subsequent to year end, the Company sold 50% of its rights below the base of the San Miguel formation to Saxet Energy, Ltd., a privately held exploration company from Houston, Texas for a cash consideration. Saxet in turn later notified the Company that it sold 30% of its interest to a large publicly-traded independent energy company based in Denver. Saxet will be the operator of the new venture with the remaining 20% working interest. By year end, the new partners hired Dawson Geophysical (Nasdaq: DWSN) to acquire a proprietary, 100-square-mile 3-D survey over 78 square miles of the Comanche Ranch and 22 square miles of an adjoining property owned by Saxet.

In January 2001, the Company exercised its option to purchase a five-year oil and gas mineral lease for the shallow rights above the base of the San Miguel Formation on 150,000 acres of the Chittim Ranch acreage in Maverick County, Texas. The acreage is contiguous to and between the Company's Paloma/Kincaid lease block to the northwest and the Comanche Ranch Lease to the south. With some exceptions, the Company controls drilling rights from the surface to the base of the San Miguel Formation ranging from 2,700 to 3,500 feet in depth.
TXCO's average working interest on the new Chittim lease is 88.8 %. This purchase increased the Company's leasehold position in the Maverick Basin to over 365,000 acres, and established the largest single leasehold position in the County. Within its holdings, the Company owns more than 250,000 acres of prospective CBM acreage covering portions of three South Texas counties, including Maverick, Dimmit and Zavala Counties, and believes this constitutes the largest block of CBM prospective acreage in the state of Texas.

At December 31, 2000, the Company's 3-D seismic database grew to approximately 231 square miles as compared to the 148 square miles last reported in 1999. During 2000, the Company received new seismic data totaling approximately 83 square miles over a portion of Blue Star's Chittim Ranch lease, contiguous to TXCO's Paloma/Kincaid lease block. The Company has engaged two consulting geophysicists to interpret the new data.

WILLISTON BASIN

TXCO was not active in the Williston Basin in 2000. While oil prices have stabilized during the year, industry interest has not returned to the level it reached prior to the price collapse of late 1997. No new drilling had been pursued since exploration activities were suspended in 1998. The Company did elect to participate in one outside operated drilling well proposed on a spacing unit in which TXCO owned a minor interest which it contributed to the unit. This was the only opportunity to contribute acreage to a drilling prospect identified during the year. TXCO contributed 10 net acres contiguous to a neighboring operator's prospect and joined in drilling the Hutzenbiler 1-19H. TXCO has a 1.60% working interest in this well which at December 31, 2000, was still in progress.

Throughout calendar 2000, the Company continued to evaluate its existing operations in the Williston Basin. Even with the higher oil prices during 2000, the Company's properties were still faced with high unit production costs and declining production volumes. The Company has continued to review the valuation of its properties through out the year, with particular emphasis on their continued economics. During the year, management identified one marginal producing property for impairment whose capitalized costs were in excess of anticipated future reserve potential. The Company also continued its selective lease maintenance program targeting primarily those leases not covered under existing 3-D seismic programs or otherwise not possessing known distinguishing features of particular geologic significance. During 2000, the Company evaluated the estimated fair value of the Williston Basin leases and after assessing the likelihood of recovering its cost on expiring acreage, charged to impairment expense a total of 123,400 acres whose lease terms are not expected to be renewed and will expire through April 2001.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during the 4th quarter of fiscal year 2000. During the 2nd quarter, on March 10, 2000, the Company held its Annual Meeting of Shareholders. The following matters were submitted for approval by vote at the meeting. All matters were approved by the shareholders vote and the results of the voting is shown below for each matter.

1.       Election of Directors:
                                                For         Against
                                             --------       -------
         Stephen M. Gose, Jr.               11,376,969      271,959
         Thomas H. Gose                     11,377,069      271,859
         James E. Sigmon                    11,381,069      267,859
         Michael Pint                       11,381,069      267,859
         Robert L. Foree, Jr.               11,381,069      267,859

         The members of the Board of Directors do not serve staggered terms of office. There were no changes in Directors of the Company at the annual meeting.

2. Proposal for ratification of the adoption of Akin, Doherty, Klein & Feuge, P.C., as independent Auditors for the Company for the fiscal year 2000.

                               For         Against          Abstain
                               ---         -------          -------
                           11,634,939       1,332           12,657

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The following is a range of high and low bid prices for the Company's common stock for each quarter presented based upon bid prices reported by the National Association of Securities Dealers Quotations system under the call symbol "TXCO":
                                                            Range of Bid Prices
   Quarter Ended:                                           High            Low
   --------------                                           ----            ---

         December 2000                                    $ 3.53          $ 2.50
         September 2000                                     3.19            2.38
         June 2000                                          3.22            1.88
         March 2000                                         3.88            1.78

         December   1999
          (Four month Transition Period)                    3.06            1.53

         August 1999                                      $ 2.94          $ 1.00
         May 1999                                           1.41             .75
         February 1999                                      1.50             .62
         November 1998                                      1.41             .75

As of March 1, 2001, there were approximately 1,650 holders of record of the Company's Common Stock. The transfer agent for the Company is EquiServe, Boston, Massachusetts. The Company has not paid any cash dividends on its Common Stock in past years and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information is derived from and qualified in its entirety by the Audited Consolidated Financial Statements of the Company and the Notes thereto as set forth in this Annual Report on Form 10-K commencing on page F-1.

                                                                           Year Ended August 31                           _
                             Year Ended   4 Months Ended   ------------------------------------------------------
                            December 31,    December 31,
                               2000            1999           1999          1998          1997            1996
                               ----            ----           ----          ----          ----            ----


Income (Loss) from
  continuing operations      6,761,935       1,188,649         931,545    (8,417,218)   (3,398,866)     (1,880,389)

Basic Income (Loss)
   per common share from
   continuing operations          0.39            0.07            0.06         (0.55)        (0.27)          (0.31)

Total Assets                29,205,641      18,647,878      17,553,815    16,264,632    21,652,726       8,433,434

Long-term obligations        1,195,191       1,679,936       3,094,809     4,823,927     4,995,000       2,462,197

Shareholders' equity       $23,321,736     $13,208,928     $12,020,280   $10,595,141   $14,770,770      $5,670,688

Weighted average shares
 outstanding - Basic        17,242,326      15,938,516      15,668,721    15,328,292    12,576,255       6,140,176

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto.

                         CAPITAL RESOURCES AND LIQUIDITY

CALENDAR YEAR ENDED DECEMBER 31, 2000

During the year ended December 31, 2000, beginning cash reserves of $3,381,793 were increased by net cash provided from operating activities of $6,529,838 resulting in a total of $9,911,631 in internally generated working capital for use in funding the ongoing expansion, development and exploration of the Company's oil and gas properties. Strengthening gas prices were reflected in ongoing positive cash flow from operations in the latter half of the year and contributed significantly to the Company's ability to expand its planned activities. In February 2000, $2,810,248, net of offering costs, was provided through a private placement of common stock with Swisspartners Investment Network AG, a private investment firm based in Zurich, Switzerland. Proceeds from the placement were for general corporate purposes, but the timing of its receipt early in the year, allowed the Company to complete the acquisition of significant additional acreage in its core Maverick Basin area. The funding also provided additional flexibility to accelerate ongoing exploration activities. An additional $1,173,642 was provided during the year from new equipment purchase financing, while $100,000 was provided from the exercise of outstanding warrants for the purchase of shares of the Company's commons stock.

The Company applied $6,290,260 of its working capital to fund the expansion and ongoing development of its oil and gas properties. Included were drilling, completion and leasehold acquisition costs totaling $4,865,807 primarily targeting TXCO's core area, the Maverick Basin. Included in these costs were expenditures for the drilling, completion and re-entry of 29 gas and oil wells, new Maverick Basin mineral lease purchases of approximately 100,000 acres for the year. Also included was $1,347,505 applied in the expansion of the Company's Paloma lease gas gathering facilities, including the purchase of two new natural gas compressors at a total cost of $1,012,404.

The Company made timely payments of $1,658,386 on its long term debt obligations during 2000, while payments on interest totaled $179,036. These payments led to the early retirement in May, 2000, of the then remaining $1,015,731 due under the original 1998 financing agreement with Range Energy Finance Corporation (NYSE:RRC).

As a result of these activities, the Company ended the year 2000 with a positive working capital of $6,349,625 and a current ratio of 2.36 to 1. This greatly improved year end position compares to positive working capital of $207,660 and a current ratio of 1.04 at December 31, 1999. The dramatic increase in working capital is attributable to the growth in operating cash flow from ongoing operations, the Company's ability to raise equity capital and the improvements in commodity prices throughout the year. Management is confident of the Company's ability to continue to generate positive cash flow from operations and to meet its ongoing operating cash requirements for 2001 and beyond..


FOUR MONTH TRANSITION PERIOD  ENDED DECEMBER 31, 1999

The Company changed its fiscal year from August 31 to December 31, effective for the calendar year beginning January 1, 2000. The four month transition period from September 1 through December 31, 1999 preceded the start of the new calendar year 2000 as presented above. The following discussion relates only to this four month transition period.

Cash reserves of $968,516 at August 31, 1999 were increased by cash provided from operating activities of $3,952,602 resulting in $4,921,118 in working capital available for use in meeting the Company's ongoing operational and development needs during the four month transition period ended December 31, 1999.

During this four month period, portions of this capital were used to fund payments on debt of $1,435,004 and interest of $131,872. The Company applied $196,103 to the expansion and ongoing development of its core oil and gas properties. These costs included drilling and completion costs for wells drilled or completed during the period and 3-D seismic acquisition and reprocessing costs.

As a result of these activities, working capital improved from a negative $1,524,594 at August 31, 1999 to a positive $207,660 at December 31,1999. The current ratio improved to a 1.04 to 1 compared to a current ratio of .70 to 1 at the beginning of the period. The improvement in working capital and current ratio levels were primarily due to sustained gas and oil production levels and continued strength in these commodity prices.

FISCAL YEAR ENDED AUGUST 31, 1999

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

During the 3rd quarter of 1999, TXCO successfully entered into a joint venture agreement with Castle Exploration Company, (Castle) a wholly owned subsidiary of Castle Energy Corporation (Nasdaq:CECX), whereby Castle agreed to fund up to $5,300,000 for 100% of all costs to acquire approximately 25,000 acres of additional leases, fund a 42 square mile 3-D seismic survey and drill up to 12 gas wells. In exchange, TXCO contributed its interest in an 8,800 lease to the venture, was named operator and will be carried at no cost, for a 25% interest in the first 12 wells drilled. Additionally, TXCO will be licensed to share in all seismic data gathered and will earn a 50% working interest in all leases acquired with the funds. At year end, all 3-D seismic acquisition and processing had been completed, and Company geologists and geophysicists were in process of interpreting and evaluating the new data.

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

FISCAL YEAR ENDED AUGUST 31, 1998

During the year ended August 31, 1998, beginning cash reserves of $6,198,069 were reduced by net cash used in operating activities of $1,185,050 resulting in a total of $5,013,019 in working capital available for use in funding the Company's ongoing development and exploration of its oil and gas properties, significantly improving the Company's potential to increase its core revenues from oil and gas operations, and enhancing its ability to overcome the impact of continued weakness in oil and gas prices.

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

Late in the final quarter of 1998, the Company entered into a financing agreement with Range Energy Finance Corporation, a subsidiary of Range Resources Corporation (NYSE:RRC), (formerly Domain Energy Corporation) to initially establish a borrowing ceiling of $4,000,000. During fiscal year 1999 the borrowing ceiling was increased to $4,400,000. The financing was specifically for ongoing development of the Company's natural gas producing properties in Maverick County, Texas. Funds were advanced in exchange for a limited term overriding royalty interest tied to existing and future production from specified depths underlying certain of the Company's oil and gas leases in Maverick County. Terms provided for repayment of the funds, with interest at 18%, from a specified portion of sales proceeds from all existing and future wells to be drilled on the Paloma lease. By August 31, 1998 the Company had borrowed $3,500,000 under the agreement.

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

As a result of these activities, the Company ended fiscal year 1998 with positive working capital of $516,693 and a current ratio of 1.19 to 1. This compared to positive working capital of $3,760,648 and a current ratio of 2.32 to 1 at August 31, 1997. While the Company's working capital position weakened from the previous year, the results of the Company's dramatic 100% drilling success ratio during 1998 for new Glen Rose wells became evident during the first quarter of fiscal year 1999.


2001 CAPITAL REQUIREMENTS

The major components of the Company's plans, and the requirements for additional capital for 2001 include the following:

MAVERICK BASIN  ACTIVITY:

Initial capital expenditures planned for 2001 total over $11,100,000, are presented net to the Company's interest, and are primarily on its Maverick Basin core properties . Included is $1,000,000 for targeted lease acquisitions in Maverick County during the first quarter of 2001. Additional 3-D seismic acquisition plans total $900,000 and consist primarily of a 78 square mile program commenced in February 2001 on the western most portion of the Comanche lease. Gas gathering infrastructure expansion plan expenditures total $1,400,000 for the 2001, including $1,100,000 for the Company's shallow CBM project in the Comanche lease, plus $300,000 for pipeline additions its Paloma lease pipeline system.

The largest component of 2001 planned capital expenditures total $7,350,000 for exploratory drilling wells and for an expanding number of re-entry targets available to the company due to its October 2000 acquisition of 42 shallow shut-in well bores prospective for CBM (coal bed methane) on the Comanche lease.

The Company plans to drill or re-enter a minimum of 51 wells, including 15 new Glen Rose reef prospects and 36 CBM new or re-entry prospects. A total of $3,750,000 is reserved for Glen Rose reef prospects, while $3,600,000 is planned for CBM exploration. Three of the Glen Rose wells are planned on the Comanche lease on a 50% WI basis under the Company's recently announced Comanche lease operating agreement, with Saxet Energy as operator. Drilling is expected to occur late in 2001, after 3-D seismic processing is completed on the ongoing seismic data acquisition program currently underway on the Comanche lease. The remaining 12 Glen Rose wells are targeted at reef prospects already defined by existing 3-D seismic on the remaining portion of the Company's Maverick Basin lease block. A typical Paloma lease Glen Rose reef well costs the Company approximately $225,000 to 275,000 to complete or $160,000 as a dry hole, on a net basis. Comanche lease Glen Rose prospects net drilling costs are expected to average $50,000 more than Paloma lease wells, as the Glen Rose interval trends deeper downdip when encountered under the Comanche lease.

The Company continues to benefit from its 25% carried interest in the ongoing 3-D seismic processing and interpretation activities continuing on its deep Jurassic project under its Paloma/Kincaid lease block, as all costs have been funded 100% todate by its partner and operator, Blue Star Oil and Gas, Ltd No substantial funding requirements are required of TXCO nor are any planned for 2001for the project.

Estimated expenditures required to maintain the Company's interest in all of its remaining undeveloped South Texas leasehold acreage for fiscal 2001 are approximately $280,000 exclusive of required drilling obligations.


WILLISTON BASIN ACTIVITY:

The Company plans to maintain its existing producing properties and the payment of delay rentals and lease extensions on selected undeveloped leases, with scheduled 2001 delay rentals of $130,000 and will continue in its efforts to offer remaining acreage, seismic data, and identified prospects to other industry operators.


SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

While management is confident it has identified sufficient sources of working capital to carry out its current exploration and development plans on its Texas leaseholds, as well as to meet its obligations in the ordinary course of business through the end of the new year, there is no assurance that energy prices will continue to improve. Should prices weaken, the reduction in revenues could cause the Company to re-evaluate its expected sources of working capital and may cause the Company to reduce its current operating plans.

Management is actively involved in ongoing discussions with various industry partners and domestic and foreign based sources of debt and equity financing. These parties could provide favorably structured drilling arrangements that, along with the Company's internally generated cash flow would provide funding as required to increase the Company's planned drilling activity during year 2001. Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its gas and oil properties and continue to meet its normal operational and debt service obligations.

CHANGE IN FISCAL YEAR

A Form 8-K was filed on December 29, 1999, in order to report that the Board of Directors of the Company had elected to change its annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31 effective for the calendar year beginning January 1, 2000. The transition period for this change was reported on February 4, 2000, on the Company's Transition Report on Form 10-Q for the four month period ended December 31, 1999.

                     RESULTS OF OPERATIONS

2000 COMPARED TO 1999

The Company reported net income of $6,761,935 or $0.39 per basic and diluted share for the fiscal year ended December 31, 2000, compared to a net income of $ 931,545 or $0.06 per basic and diluted share for the fiscal year ended August 31, 1999. The 626% increase included the result of recognition in the current year of a deferred tax asset of $5,232,718. The deferred tax asset reflects the cumulative future tax benefit of a portion of the Company's net operating loss carryforwards. The deferred tax benefit was recognized by a reduction to the valuation allowance established in prior years against the Company's deferred tax assets. Management believes it is now more likely than not that a significant portion of its deferred tax asset will be realized. Therefore, the valuation allowance was reduced and a deferred tax asset recognized for the amount expected to be realized through taxable earnings over the next three year period. Additionally, revenues increased 96% over 1999 levels due primarily to the substantial increase in prices received during the year. Average realized prices for gas rose to $4.10 per Mcf, a 98% increase, while average realized prices for oil rose to $27.85, a 127% increase. Total net gas production for the year 2000 was 2,965,000 Mcf, an increase of 152,000 Mcf over 1999. This increase resulted from 4 new gas wells being brought on line through the year, but was partially offset by the general production decline of the existing older gas wells. Total net oil production for the same periods decreased 12,000 Bbls to 60,000 Bbls in year 2000. This decline was primarily caused by the reduced production in the Williston Basin attributable to increased water production. Average daily net gas production in year 2000 increased 5% to 8,100 Mcf compared to fiscal 1999, while average daily net oil production in year 2000 decreased to 164 Bbls, a 27% decline compared to fiscal 1999.

Exploration expenses increased $2,787,000 compared to 1999 levels primarily due to the high dry hole expense resulting from accelerated exploration activities initiated during the current year. Current year charge-offs included the costs of 7 drilling wells to dry hole expense while the were no dry holes in the prior year.

Pursuant to the Successful Efforts Method of accounting for mineral properties, the Company periodically assesses its producing and non-producing properties for impairment. Abandoned leases and equipment expense increased by 224% primarily due to recognition of the expiration of 43,700 acres in the Williston Basin during year 2000 versus much fewer incidents of acreage costs being charged off during 1999. Similarly, impairment expense increased by 593% due to a 79,702 acres block of non-producing acreage in the Williston Basin expected to expire in early 2001. Depreciation, depletion and amortization increased by 16% over 1999 levels due primarily to the higher depletion rate resulting from decreased reserves for specific producing properties. The increase in depreciation was due to investment in equipment expanding the Paloma Lease Gathering System completed at mid-year.

General and administrative costs increased 30% compared to 1999 levels reflecting the higher sustained level of Company operations. Increased salaries and related costs due primarily to the addition of two employees and increased compensation levels over the comparable period in 1999. An increase in investor communications of $86,000 reflects the increased level of presentations and associated print and electronic material design and preparation costs incurred by the Company in conjunction with domestic and international investor and industry conferences during 2000.

The 214% increase in interest income reflects the higher cash levels in interest bearing accounts during 2000 versus 1999 levels. Interest expense decreased by $449,000 in 2000 from 1999 due to the retirement of the Range debt during the second quarter of 2000.

The minority interest in income of subsidiaries is a new line item resulting from the consolidation of TXCO's majority-owned subsidiaries. There were no consolidated subsidiaries in the prior year.

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

Pursuant to the Successful Efforts Method of accounting for mineral properties, the Company periodically assesses its producing properties and non-producing mineral leases for impairment. Based on the 40% fall in oil prices during the year and the resulting impact on the updated reserve estimates at year end, the Company identified certain producing properties which required impairment. Additionally, non-producing leaseholds were reviewed for potential impairment. Certain leases, with expiration dates through December 1999, were identified which would not be renewed. Non-cash impairment charges totaling $3,655,342 were recorded at year end including $1,580,820 of Williston Basin and Texas non-producing leases set to expire through calendar year 1999. Additionally, a $2,194,522 impairment was recorded reflecting the excess of unamortized book value over the future realizable reserves primarily related to certain of its Williston Basin wells. Additional expenses during the year include depreciation, depletion and amortization of $1,446,726, plus current year exploration expenses of $2,290,649.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

COMMODITY RISK. The Company's major market risk exposure is the commodity pricing applicable to its oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Prices have fluctuated significantly over the last four years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. A 10% fluctuation in the price received for oil and gas production would have an approximate $1.5 million impact on the Company's annual revenues and operating income.

INTEREST RATE RISK. The Company's exposure to interest rate risk is minimal as all of its debt at December 31, 2000 is at fixed rates.

FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash equivalents and accounts receivable. Its cash equivalents are cash investment funds which are placed with a major financial institution. Substantially all of the Company's accounts receivable result from oil and gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced any significant credit losses on such receivables. See Certain Business Risks section.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto are set out in this Form 10-K commencing on page F-1.


ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 1, 2001:

  Name                             Position                                 Age
  ----                             --------                                 ---

Stephen M. Gose, Jr.    Chairman  of the  Board  of Directors                71
                        Member Audit and Compensation Committees

Michael J. Pint         Director, Chairman Audit and Compensation Committees 57

Robert L. Foree, Jr.    Director, Member Audit and Compensation Committees   71

Alan L. Edgar           Director, Member Audit and Compensation Committees   55

James E. Sigmon         President and Director                               52

Thomas H. Gose          Director and Assistant Secretary                     45

Roberto R. Thomae       Chief Financial Officer                              50
                        Secretary/Treasurer, Vice President-Finance

Richard A. Sartor       Controller                                           48

Stephen M. Gose, Jr., has served as Chairman of the Board of Directors of the Company since July 1984. He has been a member of the Audit and Compensation Committees since June 1997 and served as their Chairman through April 1998. He served as a Director of the Company's former subsidiary ExproFuels, Inc. from 1994 through 1999. A geologist by training, he has been active for more than 45 years in exploration and development of oil and gas properties, in real estate development, and in ranching through the operations of Retamco Operating, Inc., its predecessors and affiliates.

Michael J. Pint has served as a Director since May, 1997. He has been a member of the Audit and Compensation Committees of the Board of Directors since June, 1997 and has served as their Chairman since April, 1998. Mr. Pint has 35 years banking experience, serving in the bank regulatory arena as well as in the capacity of chairman, president and director of 38 different banks and bank holding companies throughout the country. Since 1995, Mr. Pint has served as a Director of Valley Bancorp, Inc. and Valley Bank of Arizona, Inc. of Phoenix, Arizona and Midway National Bank of St. Paul, Minnesota. Previous bank regulatory and management positions include a four year term as Commissioner of Banks and Chairman of the Minnesota Commerce Commission from 1979 to 1983 and Senior Vice-President and Chief Financial Officer of the Federal Reserve Bank of Minneapolis, Minnesota through 1983.

Robert L. Foree, Jr. has served as a Director since May, 1997 and as a member of the Audit and Compensation Committees of the Board of Directors since June, 1997. A geologist by training, he has been active for more than 45 years in the exploration and development of oil and gas properties. Since 1992, Mr. Foree has served as President of Foree Oil Company, a privately held Dallas, Texas based independent oil and gas exploration and production company.

Alan L. Edgar, has served as a Director of the Company since May 2000 and as a member of the Audit and Compensation Committees of the Board of Directors since that time. He has been involved in energy related investment banking and equity analysis for over 28 years. Since 1998, Mr. Edgar has served as President of Cochise Capital, Inc. a privately held Dallas, Texas based company specializing in exploration and production related mergers and acquisitions advisory and financing. Previous public company mergers and acquisitions, investment banking and energy financing experience includes serving as Managing Director and Co-Head of the Energy Group of Donaldson, Lufkin & Jenrette Securities, Inc., from 1990 to 1997, serving as Managing Director of the Energy Group of Prudential-Bache Capital Funding from 1987 to 1990 and serving as Corporate and Research Director of Schneider, Bernet & Hickman, Inc. (Thompson, McKinnon) from 1972 through 1986.

James E. Sigmon has served as the Company's President since February 1985. He has been a Director of the Company since July 1984. He served as a Director of ExproFuels, Inc. through November 1998. As an engineer, Mr. Sigmon has been active for 30 years in the exploration and development of oil and gas properties. Prior to joining the Company, Mr. Sigmon served in the management of a private oil and gas exploration company active in drilling oil and gas wells in South Texas.

Thomas H. Gose has served as a Director of the Company since February, 1989, as Secretary from 1992 through March, 1997 and as Assistant Secretary since March, 1997. He served as President and Director of the Company's former subsidiary ExproFuels, Inc. from 1994 through 1999. Since October, 2000 he has served as President of NEOgas Ltd. a Houston based subsidiary of NEOppg International Ltd. NEOgas develops and markets technologies to transport and deliver compressed natural gas to markets with stranded gas production or stranded customer bases. He formerly served as Director, CEO and President of Retamco Operating, Inc., (a large shareholder of the Company) its predecessors and affiliates from 1987 to 1999. Thomas H. Gose is the son of Stephen M.
Gose, Jr.

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

Each of the aforementioned Executive Officers and/or Directors have been elected by the shareholders to serve for one year or until his successor is duly elected except for Mr. Edgar who was appointed by the Board in May 2000 to serve until the next annual meeting of shareholders.




ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Information: The following table contains certain information for each of the calendar and fiscal years and the 4 month transition period ended as indicated with respect to the chief executive officer and those executive officers of the Company as to whom the total annual salary and bonuses exceed $100,000:

                                            SUMMARY COMPENSATION TABLE


Name and                                                              Other Annual           All Other
Principal Position          Year            Salary     Bonuses        Compensation          Compensation
------------------          ----            ------     -------        ------------          ------------
James E. Sigmon         12/31/00          $175,000     $14,583        (1)   $174,181                $402
President & CEO         12/31/99(2)         57,899         -0-        (1)     52,600                 -0-
                         8/31/99           150,000         -0-        (1)     56,678                 419
                         8/31/98           132,000         -0-        (1)     41,623                 267

Roberto R Thomae        12/31/00           100,000       8,333                   -0-                 161
CFO & Secr/Treas        12/31/99(2)         33,499         -0-                   -0-                 -0-

(1)   Amounts represent income from an overriding royalty interest.
(2)   Represent four month transition period for respective officer.

                                                        OPTIONS/SAR GRANTS

                                            % of Total Options                                      Grant
                             # Options     Granted to Employees    Exercise Price     Expiration    Date
         Name                  Granted     in Fiscal Year            per Share           Date       Value (1)
         ----                  -------     --------------            ---------           ----       -----
Fiscal Year Ended Dec 31, 2000:
     None

4 Month Transition Period
     Ended Dec 31, 1999:

     Roberto R. Thomae          50,000            30%                 $2.125             2009       $60,762
     CFO & Secr/Treas

(1) The fair value for all options granted, whether vested or not, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption: risk-free interest rate of 6.48%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.21 and a weighted-average expected life of the option of five years.

                                        AGGREGATED OPTION/SAR EXERCISES

                                                        Number of Unexercised           Value of Unexercised
                              # Shares      Value           Options/SARs                     Options/SARs
     Name                    Exercised    Realized     Exercisable   Unexercisable    Exercisable   Unexercisable (1)
     ----                    ---------    --------     -----------   -------------    -----------   -------------
Year Ended Dec 31, 2000:
    James E. Sigmon (2)            -        $  -          100,000     600,000            $ 18,800    $ 48,780
    Roberto R. Thomae              -           -          100,000      25,000              85,175      20,325

Four Month Period Ended Dec 31, 1999:
    James E. Sigmon (2)            -           -          100,000     600,000                    -          -


(1) Value of unexercised options calculated as the difference in the stock price at period end and the option price.

(2) 100,000 of Mr. Sigmon's unexercised options were exercisable as of December 31, 2000, and the remaining 600,000 options vest and are exercisable in specified amounts upon the Company's common stock attaining the following price levels: 200,000 shares at $5.00; 100,000 shares at $7.50; 100,000 shares at $10.00; 100,000 shares at $12.50 and 100,000 shares at $15.00.

                            COMPENSATION OF DIRECTORS

Members of the Board of Directors who serve as Executive Officers of the Company are not compensated for any services provided as a Director. Outside (non-employee) Directors of the Company are paid a fee of $1,000 plus reimbursement of related travel expenses for each board meeting physically attended or $250 for telephonic attendance. Beginning in 1997, upon assuming Director status, new outside directors have been awarded 10 year options ( Directors Options) for the purchase of 75,000 shares of Company common stock at 110% of the stock's market value on the date of grant, with such options vesting equally over their first three years of service. During 2000, the Board of Directors unanimously approved a two component strategy intended to re-align long term incentives for all of its directors. This strategy was the result of the expansion of the number of seats on the board by one and the election of a sixth director in May 2000. The strategy provided for the issuance of Directors Options to the two directors whose election to the Board predated the 1997 award regimen thereby precluding their previous receipt of Directors Options. The second component included a repricing of the exercise prices of existing Directors Options (those issued to directors elected prior to 2000) equal to the exercise prices as granted the newest outside director elected in May 2000.


                              EMPLOYMENT CONTRACTS

The Company has an employment agreement with its president, Mr. James E. Sigmon, which sets his salary at a minimum of $175,000 annually, and includes the grant of a proportionately reduced 1% overriding royalty interest under all leases the Company has or acquires during his term as President. The agreement is cancelable with 90 days notice by the Company.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No Compensation Committee interlocks existed during the Company's last completed year. The Compensation Committee of the Board of Directors of the Company was established in June, 1997 and currently consists of Michael J. Pint (Chairman), Robert L. Foree, Jr., Stephen M. Gose, Jr. and Alan L. Edgar, upon his election in May 2000. The principal function of the Committee is to approve the compensation of all executive officers of the Company, to recommend to the Board the terms of principal compensation plans requiring stockholder approval and to direct the administration of the Company's 1995 Flexible Incentive Plan.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following tables set forth beneficial ownership of the Company's common stock, its only class of equity security. The percent owned is based on 17,471,849 shares outstanding and 20,472,078 fully diluted shares which includes 3,000,229 shares under options and warrants as of March 15,2001.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning all persons known to the Company to beneficially own 5% or more if its common stock, including information filed pursuant to Rule 13d filings made available to the company during the year.


         Name and Address of                 Number of Shares
         Beneficial Owner                   Beneficially Owned     Percent Owned
         ----------------                   ------------------     -------------

         Thomas H. Gose                             916,601              5.25%
         517 Morningside
         San Antonio, TX 78209

         Stephen M. Gose, Jr.                     1,080,127              6.18%
         HCR Box 1010 Hwy 212
         Roberts, Montana  59070

         Trianon Opus One, Inc.                   1,350,500              7.73%
         Fohrenstrasse 25
         CH-8703 Erlenbach
         Switzerland

         Swisspartners Investment Network AG      1,333,333              7.63%
         Am Schanzengraben 23
         Postfach 970
         Switzerland

         Tahoe Invest                             1,190,000              6.81%
         Innere Guterstrasse 4
         6304 Zug
         Switzerland

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2001by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. Information provided is based on Forms 3,4, 5, stock records of the Company and the Company's transfer agent.

                                              Number of Shares        Percent
           Name                              Beneficially Owned        Owned(1)
           ----                              ------------------        --------

         Stephen M. Gose, Jr. (3)(7)             1,080,127              5.83%
         James E. Sigmon      (2)                  750,000              4.13%
         Thomas H. Gose       (7)                  916,601              5.25%
         Michael Pint.        (4)                  350,000              1.99%
         Alan L. Edgar        (5)                  258,333              1.47%
         Robert L. Foree, Jr. (4)                   86,000               .49%
         Roberto R. Thomae    (6)                  100,000               .57%

         All Directors and Executive
               Officers as a group               3,578,561              18.21%

(1) Except as otherwise noted, the Company believes that each named individual has sole voting and investment power over the shares beneficially owned.

(2) The number of shares beneficially owned by Mr. Sigmon includes 50,000 shares owned directly and 700,000 shares of the Company's Common Stock reserved for issuance through options issued under the Company's 1995 Flexible Incentive Plan.

(3) The number of shares beneficially owned by Mr. Gose, Jr. include 20,000 shares owned directly, plus his 100% interest, shared equally with his spouse, in 1,060,127 shares owned by Retamco Operating, Inc.

(4) The number of shares beneficially owned by Mr. Pint and Mr. Foree each includes 75,000 shares of the Company's Common Stock reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at March 15, 2001 plus 275,000 and 11,000 respectively, of directly owned shares.

(5) The number of shares beneficially owned by Mr. Edgar includes 125,000 shares owned directly and 133,333 shares of the Company's Common Stock reserved for issuance under 5 year warrants, granted in February 2000, for services rendered prior to his election as a director.

(6) The number of shares beneficially owned by Mr. Thomae includes 100,000 shares of the Company's Common Stock reserved for issuance through options issued under the Company's 1995 Flexible Incentive Plan exercisable at March 15, 2001.

(7) None of the 75,000 shares reserved for issuance under non-qualified options received respectively by Mr. Gose Jr. or Mr.Thomas Gose during the year were vested at March 1, 2001 and accordingly are not included in their beneficially owned share total above

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1999, the Company retained the consulting advisory services of Mr. Alan L. Edgar for the identification of and negotiation assistance with potential sources of debt or equity capital investment in the Company. In February 2000 the Company completed the private placement of 1,333,333 shares of new common stock at a price of $2.25 per share, with Mr. Edgar's assistance. Pursuant to the terms of his consulting agreement, upon closing, Mr. Edgar received a 6% advisory fee totaling $180,000 and 5 year warrants, exercisable at $3.00 per share, to purchase 133,333 shares of the Company's common stock. Mr. Edgar was appointed to the Company's Board of Directors in May, 2000

                                     PART IV

ITEM  14.  EXHIBITS,   FINANCIAL   STATEMENT   SCHEDULES,   AND
           REPORTS ON FORM 8-K

 (A) The following documents are being filed as part of this annual report on Form 10-K after the signature page, commencing on page F-1.

     (1)  Consolidated Financial Statements:

          Independent Auditors' Reports. Balance Sheets, December 31, 2000 and December 31, 1999. Statements of Operations, Years Ended December 31, 2000, August 31, 1999 and 1998, and the Four Month Transition Period Ended December 31, 1999. Statements of Stockholders' Equity, Years Ended December 31, 2000, August 31, 1999 and 1998, and the Four Month Transition Period Ended December 31, 1999. Statements of Cash Flows, Years Ended December 31, 2000, August 31, 1999 and 1998, and the Four Month Transition Period Ended December 31, 1999. Notes to Audited Consolidated Financial Statements.

     (2)  Financial Statement Schedules.

          Schedule II - Valuation and Qualifying Reserves.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

     (3)  Exhibits:

                  ** 3.1  Articles of Incorporation of the Registrant filed as
                           Exhibit 3(B) to the registration statement on Form S-1; Reg. No. 2-65661.
                  ** 3.2  Articles   of   Amendment   to   Articles   of
                           Incorporation of The Exploration Company, dated July 27, 1984, filed as Exhibit 3.2 to Registrant's Annual report on Form 10-K, dated February 4, 1985.
                  ** 3.3  Articles  of   Amendment  to  the  Articles  of
                           Incorporation of the Exploration Company dated April 2, 1985.
                  ** 3.4  By-Laws of the Registrant filed as Exhibit 5(A) to the
                           Registration Statement on Form S-1; Reg. 2-65661.
                  ** 3.5  Amendment to By-Laws of registrant,dated September 1,
                           1985.
                  ** 3.6  Articles  of   Amendment  to  the  Articles  of
                           Incorporation of The Exploration Company dated April 6, 1990.
                  **10.2  Employment Agreement between the Registrant and James
                           E. Sigmon, dated October 1, 1984.
                  **10.3  Registrant's Amended and Restated 1983 IncentiveStock
                           Option Plan filed as Exhibit A to registrant's definitive Proxy Statement, dated February 20, 1985.
                  **10.4  Registrant's  1995 Flexible  Incentive Plan, filed as
                           Exhibit A to registrant's definitive Proxy Statement, dated April 28, 1995.
                  **10.5  Registrant's Form S-8 Registration  Statement for its
                           1995  Flexible  Incentive  Plan,  dated  November 26,
                           1996.
                  **10.6  Registrant's Amendment to its 1995 Flexible Incentive
                           Plan,   filed  as  Proposal  II  of  the  registrants
                           definitive Proxy Statement, dated January 12, 1999.
                  **10.7  Registrant's  Plan and  Agreement  of  Merger  of The
                           Exploration Company with and into The Exploration Company of Delaware, Inc., filed as Appendix A of the registrants definitive Proxy Statement, dated January 12, 1999.

                  **10.8  Registrant's  Certificate  of  Incorporation  of The
                           Exploration   Company  of  Delaware,   Inc.,  filed
                           as Appendix B of the registrants definitive Proxy Statement, dated January 12, 1999.
                  **10.9  Registrant's  Certificate of Amendment of Certificate
                           of Incorporation of The Exploration Company of Delaware, Inc., filed as Appendix C of the registrants definitive Proxy Statement, dated January 12, 1999.
                 **10.10  Registrant's  Bylaws of The  Exploration  Company  of
                           Delaware, Inc., filed as Appendix D of the registrants definitive Proxy Statement, dated January 12, 1999.
                 **10.11  Registrant's Rights Agreement,  filed as Exhibit 4.1 of the registrants Form 8-K, dated June 29,2000 which includes: as Exhibit A thereto, the Certificate of Designation ofSeries A Junior Participating Preferred Stock;as Exhibit B thereto,Form of Right Certificate; as Exhibit C thereto, Summary of Rights to Purchase Preferred Shares.

                  **       Previously  filed

(B) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended Dec. 31, 2000.

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


                                      THE EXPLORATION COMPANY OF DELAWARE, INC.
                                                     Registrant



March 15, 2001                                        By: /s/James E. Sigmon
                                                      ----------------------
                                                      James E. Sigmon, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                               Title                                                 Date
-----------                             -------------------                                 -------------


/s/ Stephen M. Gose, Jr.
------------------------
Stephen M. Gose, Jr.                     Chairman  of the Board of Directors                 March 15, 2001


/s/ Thomas H. Gose
------------------
Thomas H. Gose                           Director and Assistant Secretary                    March 15, 2001


/s/ James E. Sigmon
-------------------
James E. Sigmon                          President and Director
                                         (Principal Executive Officer)                       March 15, 2001

/s/ Michael J. Pint
-------------------
Michael J. Pint                          Director                                            March 15, 2001


/s/ Robert L. Foree, Jr.
------------------------
Robert L. Foree, Jr.                     Director                                            March 15, 2001


/s/ Alan L. Edgar
-----------------
Alan L. Edgar                            Director                                            March 15, 2001


/s/ Roberto R. Thomae
---------------------
Roberto R. Thomae                        Chief Financial Officer                             March 15, 2001
                                         Vice-President-Finance
                                         Secretary/Treasurer
                                         (Principal  Accounting Officer)


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The Exploration Company of Delaware, Inc. and Subsidiaries
San Antonio, Texas

We have audited the consolidated balance sheets of The Exploration Company of Delaware, Inc. and Subsidiaries (collectively referred to as "The Exploration Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, August 31, 1999 and 1998, and the four months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Exploration Company as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000, August 31, 1999 and 1998, and the four months ended December 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II of The Exploration Company for the years ended December 31, 2000, August 31, 1999 and 1998, and the four months ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

AKIN, DOHERTY, KLEIN & FEUGE, P.C.

San Antonio, Texas
March 2, 2001

THE EXPLORATION COMPANY
Consolidated Balance Sheets


                                                                                        December 31,        December 31,
                                                                                           2000                1999
                                                                                        -----------         -----------
Assets

Current Assets:
   Cash and equivalents                                                               $   5,898,015       $   3,381,793
   Accounts receivable:
     Joint interest owners                                                                  571,255             505,408
     Oil and gas production                                                               2,833,411           1,433,728
   Prepaid expenses and other                                                               226,916             122,475
   Deferred tax asset, current portion                                                    1,489,402                -
                                                                                      -------------       -------------
       Total current assets                                                              11,018,999           5,443,404

Property and Equipment:
   Oil and gas properties (successful efforts),
     less accumulated  depreciation,
     depletion and  amortization of $7,792,062 and  $5,008,142,
     and accumulated impairment of $4,882,759  and $2,805,061                            13,921,843          12,760,449
   Other property and equipment, less accumulated
     depreciation of $268,512 and $196,211                                                  161,762              75,461
                                                                                      -------------       -------------
       Net property and equipment                                                        14,083,605          12,835,910

Other Assets:
   Deferred tax asset, net of current portion                                             3,743,316                -
   Other                                                                                    359,721             368,564
                                                                                      -------------       -------------
     Total other assets                                                                   4,103,037             368,564
                                                                                      -------------       -------------


Total Assets                                                                          $  29,205,641       $  18,647,878
                                                                                      =============       =============

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY
Consolidated Balance Sheets

                                                                                       December 31,        December 31,
                                                                                          2000                1999
                                                                                       ------------        ------------
Liabilities And Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued expenses                                              $   1,632,581       $   1,279,238
   Due to joint interest owners                                                           2,620,644           2,479,776
   Current portion of long-term debt                                                        416,149           1,476,730
                                                                                       ------------        ------------
     Total current liabilities                                                            4,669,374           5,235,744

Long-term debt, net of current portion                                                      779,042             203,205

Minority interest in consolidated subsidiaries                                              435,489                -

Stockholders' Equity:
   Preferred stock; authorized 10,000,000 shares,
     issued and outstanding -0- shares                                                         -                   -
   Common stock, par value $0.01 per share;
     authorized 50,000,000 shares; issued and
     outstanding 17,471,849 and 15,938,516 shares                                           174,718             159,385
   Additional paid-in capital                                                            43,986,983          40,651,444
   Accumulated deficit                                                                  (20,839,965)        (27,601,900)
                                                                                       ------------        ------------
     Total stockholders' equity                                                          23,321,736          13,208,929
                                                                                       ------------        ------------






Total Liabilities and Stockholders' Equity                                             $ 29,205,641        $ 18,647,878
                                                                                       ============        ============


See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY
Consolidated Statements of Operations

                                                         Year             Four Months           Year             Year
                                                        Ended                Ended              Ended            Ended
                                                     December 31,         December 31,        August 31,       August 31,
                                                         2000                 1999               1999             1998
                                                     -----------         ------------        ----------        ---------
Revenues
   Oil and gas sales                                $ 13,841,138         $  3,580,765      $   6,881,767    $   2,886,676
   Other operating income                                889,978              271,324            615,608          161,601
                                                     -----------          -----------       ------------     ------------
                                                      14,731,116            3,852,089          7,497,375        3,048,277

Costs and Expenses
   Lease operations                                    1,157,291              496,950            864,675          700,381
   Production taxes                                      990,789              261,997            471,193          178,912
   Exploration expenses                                3,056,466              259,625            269,344        2,290,649
   Abandoned leases and equipment                      1,049,017                 -               323,784        1,451,880
   Impairment of mineral properties                    2,077,698              320,000            300,000        3,775,342
   Depreciation, depletion and amortization            2,711,605              671,593          2,327,992        1,446,726
   General and administrative                          1,871,404              544,485          1,442,338        1,278,270
                                                     -----------        -------------       ------------     ------------
        Total costs and expenses                      12,914,270            2,554,650          5,999,326       11,122,160
                                                     -----------        -------------       ------------     ------------

Income (loss) from operations                          1,816,846            1,297,439          1,498,049       (8,073,883)

Other Income (Expense):
   Interest income                                       232,386               27,082             73,892           98,770
   Interest expense                                     (179,036)            (131,872)          (628,396)        (260,105)
   Loan fee amortization                                 (12,000)              (4,000)           (12,000)        (182,000)
                                                     -----------         ------------       ------------     ------------
                                                          41,350             (108,790)          (566,504)        (343,335)
                                                     -----------         ------------       ------------     ------------

Income (loss) before income
   taxes and  minority interest                        1,858,196            1,188,649            931,545       (8,417,218)
Minority interest in income of subsidiaries             (238,061)                -                  -                -
                                                     -----------         ------------       ------------     ------------

Income (loss) before income taxes                      1,620,135            1,188,649            931,545       (8,417,218)
Income tax benefit, net                                5,141,800                 -                  -                -
                                                     -----------         ------------       ------------     ------------

Net Income (Loss)                                    $ 6,761,935         $  1,188,649       $    931,545     $ (8,417,218)
                                                     ===========         ============       ============     ============


Earnings (Loss) Per Share
   Basic                                             $      0.39         $       0.07       $       0.06     $      (0.55)
   Diluted                                           $      0.39         $       0.07       $       0.06     $      (0.55)

   Weighted average number of
    common shares outstanding:
       Basic                                          17,242,326           15,938,516         15,668,721        15,328,292
       Diluted                                        17,343,957           15,991,526         15,678,567        15,328,292

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY
Consolidated Statements of Stockholders' Equity


                                              Common Stock               Additional
                                         ---------------------            Paid-in         Accumulated
                                         Shares         Amount            Capital           Deficit             Total
                                         ------         ------          -----------       -----------           -----
Balance at September 1, 1997             14,759,198    $ 147,592       $ 35,928,054     $ (21,304,876)     $ 14,770,770

Conversion of debt to common stock          844,318        8,443          4,213,146              -            4,221,589
Common stock warrants exercised              10,000          100             19,900                              20,000
Net loss for the year                          -            -                  -           (8,417,218)       (8,417,218)
                                        -----------     --------        -----------      ------------       -----------

Balance at August 31, 1998               15,613,516      156,135         40,161,100       (29,722,094)       10,595,141

Issuance of common stock in
   exchange for oil and gas properties      325,000        3,250            490,344              -              493,594
Net income for the year                        -            -                  -              931,545           931,545
                                        -----------     --------        -----------      ------------       -----------

Balance at August 31, 1999               15,938,516      159,385         40,651,444       (28,790,549)       12,020,280

Net income for the period                      -            -                  -            1,188,649         1,188,649
                                        -----------     --------        -----------      ------------       -----------

Balance at December 31, 1999             15,938,516      159,385         40,651,444       (27,601,900)       13,208,929

Issuance of common stock for cash,
   net of expenses of $189,752            1,333,333       13,333          2,796,914              -            2,810,247
Issuance of common stock in
   exchange for oil and gas properties      150,000        1,500            439,125              -              440,625
Common stock warrants exercised              50,000          500             99,500              -              100,000
Net income for the year                        -            -                  -            6,761,935         6,761,935
                                        -----------    ---------       ------------     -------------      ------------

Balance at December 31, 2000             17,471,849    $ 174,718       $ 43,986,983     $ (20,839,965)     $ 23,321,736
                                        ===========    =========       ============     =============      ============

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY
Consolidated Statements of Cash Flows

                                                                Year          Four Months          Year           Year
                                                               Ended            Ended             Ended          Ended
                                                            December 31,     December 31,       August 31,     August 31,
                                                                2000             1999              1999           1998
                                                            -----------      -----------        ---------      ---------
Operating Activities
   Net income (loss)                                       $  6,761,935     $  1,188,649     $     931,545   $ (8,417,218)
   Adjustments to reconcile net income(loss) to
     net cash provided (used) in operating activities:
       Deferred income taxes                                 (5,232,718)            -                 -              -
       Depreciation, depletion and amortization               2,711,605          671,593         2,327,992      1,446,726
       Amortization of financing fees                              -               4,000            12,000        162,000
       Abandoned leases and equipment                         1,049,017             -              323,784      1,451,880
       Impairment of properties                               2,077,698          320,000           300,000      3,775,342
       Minority interest in income of subsidiaries              238,061             -                 -              -
       Changes in operating assets and liabilities:
         Receivables                                         (1,465,530)         314,213        (1,391,683)      (499,240)
         Prepaid expenses and other                            (104,441)         133,859          (238,596)        31,346
         Accounts payable and accrued expenses                  494,211        1,320,288         1,593,162        864,114
                                                            ------------     -----------      ------------    -----------
Net cash provided (used) in operating activities              6,529,838        3,952,602         3,858,204     (1,185,050)

Investing Activities
   Development of oil and gas properties                     (6,290,260)        (196,103)       (3,448,320)    (4,806,505)
   Purchase of transportation and other equipment              (157,702)          (3,349)          (31,486)       (42,288)
   Other assets                                                   8,843           75,000           (10,000)          -
                                                            -----------      -----------      ------------     ----------
Net cash (used) in investing activities                      (6,439,119)        (124,452)       (3,489,806)    (4,848,793)

Financing Activities
   Proceeds from long-term debt                               1,173,642           20,131           900,000      3,646,000
   Payments on long-term debt                                (1,658,386)      (1,435,004)       (2,629,118)    (1,500,990)
   Issuances of common stock, net of expenses                 2,910,247             -                 -            20,000
                                                            -----------      -----------      ------------     ----------
Net cash provided (used) by financing activities              2,425,503       (1,414,873)       (1,729,118)     2,165,010
                                                            -----------      -----------      ------------     ----------

Change in Cash and Equivalents                                2,516,222        2,413,277        (1,360,720)    (3,868,833)

Cash and Equivalents at Beginning of Period                   3,381,793          968,516         2,329,236      6,198,069
                                                            -----------     ------------      ------------   ------------

Cash and Equivalents at End of Period                       $ 5,898,015     $  3,381,793      $    968,516   $  2,329,236
                                                            ===========     ============      ============   ============



Supplemental Disclosures:
   Cash paid for interest                                   $   179,036     $    131,872      $    721,292   $     82,295
   Cash paid for income taxes                                    62,497             -                 -              -

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS: The Exploration Company (TXCO or Company) is an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. The Company's primary focus is on developing gas reserves on properties located in Texas, and oil reserves on properties located in South Dakota, North Dakota and Montana.

During 1999, the Company changed its State of Incorporation from Colorado to Delaware and, as a result, changed its legal name to The Exploration Company of Delaware, Inc. However, the Company continues to conduct all business under the name The Exploration Company.

CONSOLIDATION: The financial statements include the accounts of the Company and its majority-owned subsidiaries. The subsidiaries own and operate a gas pipeline which is utilized by the Company for delivery of natural gas from some of its Texas properties. All significant intercompany balances and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR: The Company changed its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 2000. The four-month transition period from September 1 through December 31, 1999 preceded the start of the new year. The fiscal years ended August 31, 1999 and 1998 have not been recast to conform to the new year end of December 31.

REVENUE RECOGNITION: The Company recognizes oil and gas revenue from its interest in producing wells as the oil and gas is sold from the wells.

CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) of oil and gas properties is computed using the unit-of-production method based upon recoverable reserves as determined by the Company's independent reservoir engineers. Oil and gas properties are periodically assessed for impairment. If the unamortized capitalized costs of proved properties are in excess of the undiscounted future cash flows before income taxes, the property is impaired. Future cash flows are determined based on management's best estimate and may consider changes in prices for the product as considered most likely to occur in future periods. Unproved properties are also evaluated periodically and if the unamortized cost is in excess of estimated fair value an impairment is recognized.

OTHER PROPERTY AND EQUIPMENT: Transportation and other equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

FEDERAL INCOME TAXES: The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE  A  -  SUMMARY  OF  SIGNIFICANT   ACCOUNTING   POLICIES  - continued

EARNINGS (LOSS) PER COMMON SHARE: The Company applies SFAS No. 128, Earnings Per Share, for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

FINANCIAL INSTRUMENTS: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company's cash equivalents are cash investment funds which are placed with a major financial institution. Substantially all of the Company's accounts receivable result from oil and gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced credit losses on such receivables.

Unless otherwise specified, the Company believes the book value of the financial instruments approximates their fair value.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows, and the estimate of future years' earnings used as a basis to record the deferred tax asset.

STOCK OPTIONS: The Company applies Accounting Principle Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock option plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

GOVERNMENT REGULATIONS: The Company's oil and gas operations are subject to Federal, state and local provisions regulating the discharge of materials into the environment. Management believes that its current practices and procedures for the control and disposition of such wastes substantially comply with applicable federal and state requirements.

RESTORATION, REMOVAL AND ENVIRONMENTAL MATTERS: The estimated costs of restoration and removal of producing property well sites is generally less than the estimated salvage value of the respective property; accordingly, the Company has not provided for a liability accrual. The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. The Company is not aware of any such remediation requirements material to its operations.

RECENT ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has not issued any recent pronouncements not previously implemented by the Company which would have a significant impact its financial position or on the reporting of its operations.

NOTE B - LONG TERM DEBT

Long-term debt consists of the following at:

                                                                                      December 31,        December 31,
                                                                                          2000                1999
                                                                                      -----------         -----------
Note payable to Information Leasing Corporation, with interest at 12.61%, due in
     monthly   installments  of  $22,404,   with  final  payment  in  2005,  and
     collateralized by compressor equipment.                                           $  893,866       $      -

Note payable to Range  Energy  Finance  Corporation,  with  interest  at 18% and payable from an  overriding  royalty  interest  (ORRI)  granted to Range in certain  producing  oil and gas  properties on its Maverick  County,  Texas
     leasehold  acreage.  The ORRI  terminates upon final payment of the debt.               -            1,015,731

Note payable to  Continental  Resources,  Inc.  with  interest at 9.50%,  due in
     monthly   installments  of  $30,000,   with  final  payment  in  2001,  and
     collateralized by certain oil and gas properties.                                    128,442           458,985

Note payable to Union  Pacific  Resources,  with  interest at 8%, due in monthly installments of $10,000,  with final payment in 2001, and collateralized by
     certain oil and gas properties.                                                       68,590           178,291

Installment  notes with  interest  from 8.25% to 8.75%,  due in current  monthly
     installments of $8,784, with final payment in 2001.                                   32,487            26,928

Note payable to First Federal Leasing,  with interest at 22.96%,  due in monthly installments of $12,965,  with final payment in 2002, and collateralized by
     office equipment.                                                                     37,538              -

Note payable to DeLage Landen Financial  Services,  with interest at 11.85%, due
     in  monthly   installments  of  $834,  with  final  payment  in  2005,  and
     collateralized    by    office    equipment.                                          34,268              -
                                                                                      -----------       -----------

   Total long-term debt                                                                 1,195,191         1,679,935

   Less current portion                                                                  (416,149)       (1,476,730)
                                                                                      -----------       -----------

   Long-term portion of debt                                                          $   779,042       $   203,205
                                                                                      ===========       ===========


The following is a schedule of maturities of long-term debt as of December 31, 2000:

                                                       Year Ended December 31,           Amount
                                                       -----------------------          --------
                                                                 2001                 $   416,149
                                                                 2002                     213,554
                                                                 2003                     218,358
                                                                 2004                     247,484
                                                                 2005                      99,646
                                                                                      -----------
                                                                                      $ 1,195,191
                                                                                      ===========

NOTE C - STOCKHOLDERS' EQUITY

PREFERRED STOCK: The Company has authorized 10,000,000 shares of preferred stock, none of which has been issued at December 31, 2000. Terms of the stock have not been established by the Board of Directors.

STOCKHOLDER RIGHTS PLAN: On June 29, 2000, the Company adopted a Rights Plan (the "Rights Plan") whereby a dividend of one preferred share purchase right (a "Right") was paid for each outstanding share of TXCO common stock. The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics that have been prevalent in many unsolicited takeover attempts. The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of TXCO common stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from TXCO .001 share of Series A Preferred Stock ("Series A Preferred Stock"), subject to adjustment under certain circumstances.

Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) may purchase, at the Right's then current exercise price, shares of TXCO common stock having a value of twice the Right's exercise price. In addition, if, after a person becomes an Acquiring Person, TXCO is involved in a merger or other business combination transaction with another person in which TXCO is not the surviving corporation, or under certain other circumstances, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of the other person having a value of twice the Right's exercise price. The Rights Plan generally may be amended by the Company without the approval of the holders of the Rights prior to the public announcement by TXCO or an Acquiring Person that a person has become an Acquiring Person.

Unless redeemed by TXCO earlier, the Rights will expire on June 29, 2010. The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2000.

STOCK OPTIONS: The Company grants options to its officers, directors, and key employees under its 1995 Flexible Incentive Plan. In 1998, the Company also issued options for the purchase of 600,000 shares of common stock under a nonqualified plan. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FASB 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1995 Flexible Incentive Plan, as amended, was authorized to grant options to management, directors, and key personnel for up to 1,500,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable based on the specific terms imposed at the date of grant.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                Year        Four Months          Year           Year
                                                               Ended           Ended             Ended          Ended
                                                             December 31,   December 31,       August 31,    August 31,
                                                                2000            1999              1999           1998
                                                             -----------    -----------        ---------     ---------
         Risk-free interest rate                               5.11%             6.48%            5.0%            4.0%
         Dividend yield                                         0%                0%               0%              0%
         Volatility of common stock                             .67              1.21              .95             .69
         Weighted-average expected life of option            5 years           5 years          5 years         5 years


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                               Year         Four Months         Year             Year
                                                               Ended          Ended            Ended            Ended
                                                            December 31,    December 31,     August 31,       August 31,
                                                                2000           1999             1999             1998
                                                            -----------     -----------      ---------        ---------
   Pro forma earnings (loss)                                $ 6,241,705      $ 1,122,238      $ 695,970    $ (8,608,865)

   Pro forma earnings (loss) per common share:
     Basic                                                  $      0.36      $      0.07      $    0.04    $     (0.56)
     Diluted                                                       0.36             0.07           0.04           N/A


A summary of the status of the Company's stock option activity and related information is as follows:

                                                             Weighted                                         Weighted
                                                             Average          Exercisable                      Average
                                                           Fair Value of        at End                        Exercise
                                                          Options Granted      of Period        Shares          Price
                                                          ---------------      ---------        ------        --------
     Outstanding at August 31, 1997                                                              439,800       $ 4.06

       Granted                                                 $ 0.48                            600,000         2.12
       Exercised                                                                                 (10,000)        2.00
       Forfeited                                                                                    -             -
                                                                                              ----------

     Outstanding at August 31, 1998                                              379,800       1,029,800         2.95

       Granted                                                 $ 0.95                            139,000         1.20
       Exercised                                                                                    -             -
       Forfeited                                                                                (124,000)        2.70
                                                                                              ----------

     Outstanding at August 31, 1999                                              334,800       1,044,800         2.72

       Granted                                                 $ 1.21                            164,000         2.12
       Exercised                                                                                    -             -
       Forfeited                                                                                    -             -
                                                                                              ----------

     Outstanding at December 31, 1999                                            389,800       1,208,800         2.66

       Granted                                                 $ 1.39                            375,000         2.98
       Exercised                                                                                    -             -
       Forfeited                                                                                (150,000)        6.60
                                                                                              ----------

     Outstanding at December 31, 2000                                            526,800       1,433,800         2.33
                                                                                              ==========


The following table summarizes information about the options outstanding at December 31, 2000:

                                      Options  Outstanding                           Options Exercisable
                      -------------------------------------------------------   -------------------------------
                                        Weighted-Average
                            Number          Remaining       Weighted-Average      Number        Weighted-Average
         Exercise Price   Outstanding    Contractual Life    Exercise Price     Exercisable      Exercise Price
         --------------   -----------    ----------------    --------------     -----------      --------------
            $ 0.98           25,000         7.92 years            $ 0.98            25,000           $ 0.98
              1.25          110,000         7.67 years              1.25           110,000             1.25
              2.125         764,000         7.92 years              2.12            82,000             2.12
              2.62           50,000         5.67 years              2.62            50,000             2.62
              2.75          100,000         4.08 years              2.75           100,000             2.75
              2.78           75,000         9.42 years              2.78              -                2.78
              3.03          300,000         4.33 years              3.03           150,000             3.03
              3.91            9,800         1.00 year               3.91             9,800             3.91
                         ----------                                            -----------

                          1,433,800                                                526,800
                         ==========                                            ===========

Stock  Warrants:   The  following  is  a  summary  of  warrants
outstanding at December 31, 2000:

                                                                                        Weighted          Weighted
                                                 Number              Range of            Average           Average
              Purpose of Warrants               of Shares             Prices          Exercise Price   Contractual Life
           --------------------------           ---------          -------------      --------------   ----------------
Convertible notes and equity financing           1,566,429        $ 2.88 - $ 6.00        $ 3.06            4 years




NOTE D - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computation:

                                                                                                       Per Share
                                                                 Shares                Income            Amount
                                                                 ------                ------           --------
         Year Ended December 31, 2000:

           Basic EPS:
              Net income                                       17,242,326           $ 6,761,935          $ 0.39
              Effect of dilutive options                          101,631                  -                -
                                                              -----------           -----------          ------

           Dilutive EPS                                        17,343,957           $ 6,761,935          $ 0.39
                                                              ===========           ===========          ======

         Four Months Ended December 31, 1999:

           Basic EPS:
              Net income                                       15,938,516           $ 1,188,649          $ 0.07
              Effect of dilutive options                           53,010                  -                -
                                                              -----------           -----------          ------

           Dilutive EPS                                        15,991,526           $ 1,188,649          $ 0.07
                                                              ===========           ===========          ======

         Year Ended August 31, 1999:

           Basic EPS:
              Net income                                       15,668,721           $   931,545          $ 0.06
              Effect of dilutive options                            9,846                  -                -
                                                              -----------           -----------          ------


           Dilutive EPS                                        15,678,567           $   931,545          $ 0.06
                                                              ===========           ===========          ======

         Year Ended August 31, 1998:

           Basic EPS:
              Net income                                       15,328,292          $ (8,417,218)        $ (0.55)
              Effect of dilutive options                             -                     -                -
                                                              -----------          -------------        -------

           Dilutive EPS                                        15,328,292          $ (8,417,218)        $ (0.55)
                                                              ===========          ============         =======


NOTE E - OPERATING LEASES

The Company leases its primary office space through February 2005. The Company incurred rent expense of $133,000, $95,000 and $94,000 for the years ended December 31, 2000 and August 31, 1999 and 1998, and $33,000 for the four months ended December 31, 1999. Future minimum rentals under all noncancelable real estate leases are as follows:

                 Year Ended December 31,                 Amount
                 -----------------------                --------
                          2001                         $ 145,000
                          2002                           149,000
                          2003                           153,000
                          2004                           156,000
                          2005                            26,000




NOTE F - INCOME TAXES

In prior years, the Company did not incur a federal or state income tax expense due to the utilization of tax net operating losses, nor did it receive a tax benefit as its deferred tax assets were fully reserved.

For the year ended December 31, 2000, the components of the Company's income taxes were as follows:

         Current federal tax expense                              $     90,918
         Deferred federal tax (benefit)                             (5,232,718)
                                                                  ------------
             Income tax (benefit), net                            $ (5,141,800)
                                                                  ============


The following items give rise to the deferred tax assets and liabilities:

                                                                    December 31,    December 31,
                                                                        2000            1999
                                                                    -----------     -----------
 Deferred tax assets:
   Tax net operating loss carryforwards                             $ 5,480,000     $ 7,310,000
   Impairment of oil and gas and mineral properties                   1,660,000         986,000
                                                                    -----------     -----------
     Net deferred tax assets                                          7,140,000       8,296,000

           Less valuation allowance                                  (1,907,282)     (8,296,000)
                                                                    -----------     -----------

   Deferred income tax asset recorded                               $ 5,232,718     $      -
                                                                    ===========     ===========


The differences between the statutory federal income taxes and the Company's effective taxes are as follows:

                                                                          Four Months
                                                       Year Ended            Ended         Year Ended       Year Ended
                                                       December 31,       December 31,     August 31,       August 31,
                                                          2000               1999             1999             1998
                                                       ----------         -----------      ----------       ----------
   Statutory federal taxes                           $     551,000       $   404,000     $    317,000      $ (2,862,000)
   Change in valuation allowance                        (6,388,718)         (387,600)      (1,072,020)        3,275,140
   Other changes                                           695,918           (16,400)         755,020          (413,140)
                                                     -------------       -----------     ------------      ------------

   Income tax expense (benefit)                      $  (5,141,800)      $      -        $       -         $       -
                                                     =============       ===========     ============      ============


Prior to 2000, the Company provided a valuation allowance equal to its net deferred tax asset, since it had a history of financial and tax losses. SFAS 109 required the valuation allowance since it was more likely than not such deferred tax assets would not be realized.

However, the Company has undergone significant strategic changes during the last few years. It has impaired or abandoned over $5.4 million on certain unproved leasehold acreage during the past three and a half years, minimizing its remaining exposure on its unproved acreage positions. At the same time, it has significantly increased its revenues from its producing acreage. As a result, the Company is now in position to take advantage of the economic recovery which began in the oil and gas industry several years ago. The Company has consistently increased income before income taxes for the last two and one-half years and management now believes it is more likely than not that a significant portion of its deferred income tax asset will be realized. Therefore, the valuation allowance has been reduced and a deferred tax asset recognized for the amount expected to be realized through taxable earnings. In determining the valuation allowance, the Company uses three year income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. Regardless of management's expectations, there can be no assurance that the Company will generate any specific level of continuing earnings.

The Company has available net operating loss carryforwards of approximately $16,100,000 ($5,480,000 tax benefit) at December 31, 2000, which expire from 2006 to 2015.


NOTE G - MAJOR CUSTOMERS

Sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales as follows:

                                                             A           B             C           D             E
                                                            ---         ---           ---         ---           ---
         Year ended December 31, 2000                       28%          26%          18%         <10%          <10%
         Four months ended December 31, 1999                28%         <10%          57%         <10%          <10%
         Year ended August 31, 1999                         23%         <10%          55%         <10%          <10%
         Year ended August 31, 1998                         20%         <10%         <10%          34%           28%


NOTE H - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


YEAR ENDED  DECEMBER 31, 2000
     The Company issued 150,000 shares of its common stock for commissions it was charged related to the acquisition of leasehold acreage.

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



NOTE I - OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Capitalized  Costs and Costs  Incurred  Relating to Oil and Gas
Activities

The Company's investment in oil and gas properties is as follows at:

                                                                                    December 31,        December 31,
                                                                                       2000                 1999
                                                                                   ------------        ------------
         Proved properties                                                         $ 18,243,408        $ 13,315,233
         Less reserve for impairment                                                 (2,797,408)         (2,323,584)
         Less accumulated depreciation,
           depletion and amortization                                                (7,792,062)         (5,008,142)
                                                                                   ------------        ------------
              Net proved properties                                                   7,653,938           5,983,507

         Unproved properties                                                          8,353,256           7,258,419
         Less reserve for impairment                                                 (2,085,351)           (481,477)
                                                                                   ------------        ------------
              Net unproved properties                                                 6,267,905           6,776,942
                                                                                   ------------        ------------

         Net capitalized cost                                                      $ 13,921,843        $ 12,760,449
                                                                                   ============        ============


Costs incurred, capitalized, and expensed in oil and gas producing activities are as follows:

                                                           Year           Four Months         Year           Year
                                                           Ended             Ended            Ended          Ended
                                                        December 31,      December 31,      August 31,     August 31,
                                                            2000             1999             1999            1998
                                                        -----------       -----------       ---------      ---------
    Property acquisition costs, unproved                $ 2,319,285      $     35,900    $    890,418    $ 1,232,000
    Property development and exploration costs            7,468,066         1,396,125       3,340,702      6,286,745
    Depreciation, depletion and amortization              2,625,924           654,592       2,281,758      1,103,181
    Depletion per equivalent Mcf of production                  .79               .52             .69            .93


NOTE I - OIL AND GAS  PRODUCING  ACTIVITIES  AND  PROPERTIES  - continued

OIL AND GAS RESERVES (UNAUDITED)

The estimates of the Company's proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

The Company's reserve information was prepared as of each respective period end. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved developed reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Estimated quantities of proved developed reserves of oil and gas (all of which are located within the United States) as well as the changes in proved reserves, are as follows:

                                                          Oil           Gas
                                                       (Barrels)       (Mcf)
                                                       ---------      -------

Reserves at August 31, 1997 .......................      245,700     2,156,100

    Discoveries ...................................       70,700     4,541,500
    Revisions of previous estimates ...............     (136,662)      117,852
    Production ....................................      (79,138)     (713,752)
                                                       ---------    ----------

Reserves at August 31, 1998 .......................      100,600     6,101,700

    Discoveries ...................................       32,000     2,803,000
    Purchases of minerals in place ................        1,600       338,000
    Revisions of previous estimates ...............       53,800      (166,700)
    Production ....................................      (82,000)   (2,813,000)
                                                       ---------    ----------

Reserves at August 31, 1999 .......................      106,000     6,263,000

    Discoveries ...................................        4,500       461,000
    Revision of previous estimates ................        6,500       218,000
    Production ....................................      (24,000)   (1,119,000)
                                                       ---------    ----------

Reserves at December 31, 1999 .....................       93,000     5,823,000

    Discoveries ...................................        5,593     2,126,000
    Revisions of previous estimates ...............      144,407      (452,000)
    Production ....................................      (60,000)   (2,965,000)
                                                       ---------    ----------

Reserves at December 31, 2000 .....................      183,000     4,532,000
                                                       =========    ==========

NOTE I - OIL AND GAS  PRODUCING  ACTIVITIES  AND  PROPERTIES  - continued

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved developed oil and gas reserves. Prices used to determine future cash inflows were based on the respective year end weighted average sales prices utilized for the Company's proved developed reserves which were $11.04, $1.99, $2.58 and $1.84 per Mcf of gas and $25.67, $25.39, $19.03 and $10.23 per barrel of oil as of December 31, 2000 and 1999 and August 31, 1999 and 1998. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's reserves and the tax basis of proved oil and gas properties and available operating loss and temporary differences.

                                                          Year           Four Months         Year            Year
                                                          Ended              Ended           Ended           Ended
                                                       December 31,       December 31,     August 31,       August 31,
                                                          2000               1999            1999             1998
                                                      ------------      ------------    ------------     ------------
     Future cash inflows                              $ 54,747,000      $ 15,158,000    $ 17,370,000     $ 11,872,000
     Future production and development costs           (10,516,000)       (2,411,000)     (2,484,000)      (1,327,000)
                                                      ------------      ------------    ------------     ------------
     Future net cash inflows before income tax          44,231,000        12,747,000      14,886,000       10,545,000
     Future income tax expense                          (6,045,000)             -               -                -
                                                      ------------      ------------    ------------     ------------
       Future net cash flows                            38,186,000        12,747,000      14,886,000       10,545,000
     10% annual discount to reflect timing of
       net cash flows                                   (6,226,000)       (2,648,000)     (2,441,000)      (1,721,000)
                                                      ------------      ------------    ------------     ------------

     Standardized Measure of discounted future
       net cash flows relating to proved reserves     $ 31,960,000      $ 10,099,000    $ 12,445,000     $  8,824,000
                                                      ============      ============    ============     ============


The principal factors comprising the changes in the standardized measure of discounted future net cash flows is as follows:

                                                        Year              Four Months         Year             Year
                                                        Ended                Ended            Ended            Ended
                                                     December 31,        December 31,      August 31,       August 31,
                                                        2000                 1999             1999             1998
                                                     -----------         -----------       ---------        ---------
Standardized Measure, beginning of year             $ 10,099,000        $ 12,445,000    $  8,824,000      $ 4,732,000
Discoveries                                            5,935,500             903,000       6,810,000        7,683,000
Purchases of minerals in place                              -                   -            350,000             -
Sales and transfers, net of production costs         (11,693,058)         (2,821,818)     (5,545,899)      (2,007,383)
Revisions in quantity and price estimates             31,208,458             817,318       2,888,899       (1,110,417)
Net change in income taxes                            (2,580,000)               -               -                -
Accretion of discount                                 (1,009,900)         (1,244,500)       (882,000)        (473,200)
                                                    ------------        ------------    ------------      -----------

Standardized Measure, end of year                   $ 31,960,000        $ 10,099,000    $ 12,445,000      $ 8,824,000
                                                    ============        ============    ============      ===========


THE EXPLORATION COMPANY
Schedule II - Valuation and Qualifying Reserves

                                                      Balance           Charged to                                Balance
                                                     Beginning           Costs and                                 End of
                                                     of Period            Expense           Deductions             Period
                                                     ---------           ---------          ----------            --------
Year Ended December 31, 2000
   Allowance for doubtful accounts,
     trade accounts                               $     27,000       $        -         $        -          $       27,000
   Impairment of oil and gas properties              2,805,061           2,077,698               -               4,882,759
   Deferred tax asset valuation allowance            8,296,000                -            (6,388,718)           1,907,282


Four Months Ended December 31, 1999
   Allowance for doubtful accounts,
     trade accounts                               $     27,000       $        -         $        -          $       27,000
   Impairment of oil and gas properties              2,485,061             320,000               -               2,805,061
   Deferred tax asset valuation allowance            8,683,600                -              (387,600)           8,296,000


Year Ended August 31, 1999
   Allowance for doubtful accounts,
     trade accounts                               $     27,000       $        -         $        -          $       27,000
   Impairment of oil and gas properties              3,894,739             300,000         (1,709,678)           2,485,061
   Deferred tax asset valuation allowance            9,755,620                -            (1,072,020)           8,683,600


Year Ended August 31, 1998
   Allowance for doubtful accounts,
     trade accounts                               $       -          $      27,000      $        -          $       27,000
   Impairment of loan to ExproFuels, Inc.              845,487                -              (845,487)                -
   Impairment of oil and gas properties                119,397           3,775,342               -               3,894,739
   Deferred tax asset valuation allowance            6,480,480           3,275,140               -               9,755,620