Form 10-Q
period 2001-03-31
EXPLORATION CO OF DELAWARE INC
filed 2001-05-15
CIK 313395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarter ended                       Commission File No.
                   March 31, 2001                               0-9120



                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                          84-0793089
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

                                                        YES  X    NO
                                                            ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000.

      Common Stock $0.01 par value                         17,471,849
             (Class of Stock)                          (Number of Shares)

                           Total number of pages is 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



Assets                                                                     March 31, 2001                 December 31, 2000
------                                                                     --------------                -----------------
Current Assets
    Cash                                                                  $    8,946,051                   $    5,898,015
    Accounts receivable-net                                                    3,195,440                        3,404,666
    Prepaid expenses                                                             140,910                          226,916
    Deferred tax asset, current portion                                        3,390,000                        1,489,402
                                                                            ------------                      -----------
           Total Current Assets                                               15,672,401                       11,018,999



Property and Equipment
    Oil and gas properties, net                                               13,316,543                       13,921,843
    Other equipment, net                                                         249,095                          161,762
                                                                            ------------                      -----------
                                                                              13,565,638                       14,083,605

Other Assets
    Deferred tax asset, net of current portion                                 1,672,718                        3,743,316
    Other assets                                                                 359,147                          359,721
                                                                            -------------                     -----------
                                                                               2,031,865                        4,103,037
                                                                            ------------                      -----------


           Total Assets                                                    $  31,269,904                    $  29,205,641
                                                                            ============                      ===========











See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


Liabilities and Stockholders' Equity                                    March 31, 2001               December 31, 2000
------------------------------------                                    --------------               -----------------
Current Liabilities
    Accounts payable and accrued expenses                              $    1,175,210               $       1,632,581
    Due to joint interest owners                                            3,029,403                       2,620,644
    Current portion of long term debt                                         278,870                         416,149
                                                                        -------------                     -----------
           Total Current Liabilities                                        4,483,483                       4,669,374


Long-term debt, net of current portion                                        727,917                         779,042

Minority interest in consolidated subsidiaries                                427,374                         435,489


Stockholders' Equity
    Preferred stock, par value $.01 per share,
        authorized 10,000,000, none issued                                       -                             -
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued and outstanding
        17,471,849 shares                                                     174,718                         174,718
    Additional paid-in capital                                             43,986,983                      43,986,983
    Accumulated deficit                                                   (18,530,571)                    (20,839,965)
                                                                         ------------                    ------------
           Total Stockholders' Equity                                      25,631,130                      23,321,736
                                                                         ------------                    ------------


           Total Liabilities and Stockholders' Equity                   $  31,269,904                   $  29,205,641
                                                                         ============                    ============











See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three Months               Three Months
                                                                                Ended                       Ended
                                                                           March 31, 2001              March 31, 2000
                                                                           --------------              --------------
Revenues:
    Gas and oil sales                                                       $  5,557,399                 $  2,560,209
    Other income                                                                 257,038                      243,298
                                                                            ------------                 ------------
                                                                               5,814,437                    2,803,507
Costs and Expenses:
    Lease operations                                                             361,879                      361,369
    Production taxes                                                             407,498                      177,507
    Exploration expenses                                                       1,028,107                      338,634
    Impairment of mineral properties                                             351,000                      365,000
    Depreciation, depletion and amortization                                     625,655                      478,457
    General and administrative                                                   508,421                      409,780
                                                                            ------------                 ------------
            Total costs and expenses                                           3,282,560                    2,130,747
                                                                            ------------                 ------------

Income from Operations                                                         2,531,877                      672,760

Other Income (Expense):
    Interest income                                                               80,899                       33,136
    Interest expense                                                             (35,048)                     (81,448)
    Loan fee amortization                                                            -0-                       (3,000)
                                                                            ------------                 -------------
                                                                                  45,851                      (51,312)
                                                                            ------------                 -------------

Income before income taxes
    and minority interest                                                      2,577,728                      621,448
Minority interest in income of subsidiaries                                      (48,334)                         -0-
                                                                            ------------                 ------------

Income before income taxes                                                     2,529,394                      621,448
Income tax expense                                                             (220,000)                          -0-
                                                                            ------------                 ------------

Net Income                                                                 $   2,309,394                $     621,448
                                                                            ============                 ============


Earnings Per Share:

Basic                                                                      $        0.13                $        0.04
                                                                            ============                 ============

Diluted                                                                    $        0.13                $        0.04
                                                                            ============                 ============


See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months                     Three Months
                                                                               Ended                            Ended
                                                                          March 31, 2001                   March 31, 2000
                                                                          --------------                   --------------
Operating Activities:
Net income                                                             $      2,309,394                  $    621,448
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                                      170,000                           -0-
     Impairment of properties                                                   351,000                       365,000
      Depreciation, depletion and amortization                                  625,655                       481,457
     Minority interest in income of subsidiaries                                 48,334                           -0-
Changes in operating assets and liabilities:
     Receivables                                                                209,226                      (124,150)
     Prepaid expenses and other                                                  86,006                        19,054
     Accounts payable and accrued expenses                                      (48,612)                     (463,723)
                                                                           ------------                  ------------
Net cash provided in operating activities                                     3,751,003                       899,086

Investing Activities:
     Development and purchases
        of gas and oil properties                                            (2,350,473)                   (2,347,848)
     Purchase of other equipment                                               (112,774)                      (57,290)
     Proceeds from the sale of
        of gas and oil properties                                             2,005,133                           -0-
     Distributions to minority interests                                        (56,449)                          -0-
                                                                           ------------                  ------------
Net cash (used) in investing activities                                        (514,563)                   (2,405,138)

Financing Activities:
     Issuance of common stock, net of offering costs                                -0-                     2,810,248
     Proceeds from debt obligations                                                 -0-                        52,720
     Payments on debt obligations                                              (188,404)                     (838,110)
                                                                           ------------                  ------------
Net cash provided (used) in financing activities                               (188,404)                    2,024,858
                                                                           ------------                  ------------

Change in cash and equivalents                                                3,048,036                       518,806

Cash and equivalents at beginning of period                                   5,898,015                     3,381,793
                                                                           ------------                  ------------

Cash and equivalents at end of period                                     $   8,946,051                 $   3,900,599
                                                                           ============                  ============






See notes to consolidated financial statements

                             THE EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Exploration Company (TXCO or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the December 31, 2000 audited consolidated financial statements contained in the Company's annual report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.


2.        COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of March 31, 2001, the Company had outstanding and exercisable warrants and options to purchase 3,000,229 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through October 2010.


The following table sets forth the determination of the number of shares used in the earnings per share computations:


                                          Three Months Ended
                                              March 31,
                                          2001         2000
                                        -------       -------
     Weighted average number of
      shares outstanding-basic         17,471,849    16,690,714

     Net number of shares issued
      on the assumed exercise of
      stock options and warrants          323,541       217,705
                                       ----------    ----------

     Number of shares used in the
      computation of diluted
      earnings per share               17,795,390    16,908,419
                                       ==========    ==========

3.       Income Taxes

For the quarter ended March 31, 2001, the Company recognized income tax expense of $220,000. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for their future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, as well as the anticipated reduction in the deferred tax asset valuation allowance over the next 3 years, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax expense for the current quarter was determined based on the Company's estimated annual total tax expense for 2001.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto as of and for the annual period ended December 31, 2000, as reported in its Form 10-K as of December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $5,898,015 at December 31, 2000 were increased by cash provided from operating activities of $3,751,003. Additionally during the quarter, cash was provided from the sale of gas and oil properties of $2,005,133. This resulted in total cash of $11,654,151 available for use in meeting the Company's ongoing operational and development needs during the three month period ended March 31, 2001.

During the three months ended March 31, 2001, portions of this cash were used to fund payments on debt totaling $188,404 and related interest of $35,048. The Company applied $2,350,473 to fund the expansion and ongoing development of its gas and oil producing properties which included the acquisition of a significant leasehold acreage block for future exploration. Expenditures of $1,198,000 included drilling and completion costs for wells drilled, re-entered or completed during the period and $146,000 for its 3-D seismic acquisition program and infrastructure costs related to its Comanche Ranch Prospect coalbed methane
(CBM) project.

As a result of these activities, the Company's working capital balance significantly increased to $11,188,918 at March 31, 2001 from $6,349,625 at December 31, 2000, while its current ratio improved to 3.50 to 1 compared to
2.36 to 1 for the previous period. Also during the first quarter of 2001, cash flow from operating activities rose 317% to $3,751,003 from $899,086 in the comparative prior year quarter. The Company has now achieved profitability for ten consecutive quarters, with net income of $2,309,394 for the three months ended March 31, 2001. EBITDA (earnings before interest, taxes, depletion, depreciation, amortization and exploration expenses) also attained all-time record levels, reaching $4,569,204 for the current quarter.

The Company's gross gas production for the current quarter averaged 16.5 million cubic feet (MMcf) per day. The Company received an average realized price of $7.92 per Mcf for its natural gas production, compared to $2.70 per Mcf for the comparable period of 2000. During this same quarter, the Company realized $26.65 per Bbl for its oil production, compared to $25.57 per Bbl for the comparable period of 2000. While there is no assurance that the current strength in commodity markets will be sustainable, current gas price levels continue to significantly enhance the Company's ability to meet its ongoing operating cash obligations and development plans.

Overall domestic U.S. exploration and development activity has increased significantly during the past year, including in the Company's core areas of operation in South Texas. The resultant competition for goods and services has caused an industry-wide limited availability of oilfield personnel, services and materials, including drilling, completion and tubular goods. Market forces are expected to continue to exert upward pressure on prices and costs for the Company's ongoing and planned exploration and development activities for the balance of the year.

Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its gas and oil properties, and to continue to meet its normal debt service obligations. If realized gas and oil prices for its gas production from the Maverick Basin or existing Williston Basin oil production are substantially less than expected, if prices for goods and services used in the Company's exploration, development and operating activities rise significantly above budgeted levels, or if Management's efforts to raise additional working capital are not successful, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

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

RESULTS OF OPERATIONS

The increase by 117% in gas and oil revenues for the three month period ending March 31, 2001 over the comparable prior year period is attributable to a 193% increase in gas and 4% increase in oil prices realized during the current quarter. This increase was offset somewhat by a 15% decrease to 661 MMcf from 779 MMcf and a 31% decrease to 12,200 Bbl from 17,700 Bbl in total net gas and oil production respectively, over the comparable prior period. Production taxes increased proportionately with increases in gas and oil revenues compared to the previous period.

Exploration expense increased 204% as compared to the comparable prior period. The increase is due to accelerated exploration levels initiated during the current quarter. Current quarter exploration expenses include $920,000 of dry hole costs consisting of $318,000 incurred in drilling the Briscoe-Saner #3-25, plus an additional dry hole provision of $600,000 for current drilling activity, while the prior year period contained a provision of $128,000 for dry holes and $125,000 provision for current drilling activity. Depreciation, depletion and amortization increased by 31% over the comparable prior quarter. This increase was due to a higher depletion rate over the same period last year due to lower estimated reserve volumes for the current period, while depreciation increased due to the investment in equipment expanding the Paloma lease gathering system in mid-year 2000.

General & administrative expense increased by 24% over the prior period, reflecting higher sustained levels of Company operations, including the addition of two new staff positions in the engineering/operations department. Interest income increased by 144% over the prior period reflecting increased cash reserve levels while interest expense decreased $46,400 reflecting lower outstanding debt levels during the current quarter as compared to the same period in the prior year.

Income tax expense increased by $220,000 over the prior period reflecting a reduction in the deferred tax asset valuation allowance during the period. The reduced valuation was required by the anticipated accelerated usage of the remaining balance of the Company's federal net operating loss carryforward during 2001.

During the current quarter, the Company entered into a joint venture with Saxet Energy, Ltd. (Saxet) and Tom Brown, Inc. (Tom Brown) covering TXCO's 100,000 acre Comanche Ranch prospect. The Company sold a 50% working interest (Saxet 20% and Tom Brown 30%) in its rights below the base of the San Miguel formation for a cash consideration. During the current quarter the joint venture partners initiated a proprietary 78-square mile 3-D seismic survey and have completed approximately 83% of the field data acquisition phase through early May. The joint venture partners are in process of designing an exploration program with expectations of initiating a drilling program targeting the Glen Rose formation prior to the end of 2001. The extent of the multi-well drilling program will be determined after completion of the 3-D seismic survey. The partners expect the new 3-D survey data will confirm and potentially expand the existing Glen Rose reef inventory on their target acreage, currently consisting of over 40 reef prospects previously defined by older, 2-D seismic studies.

During the current quarter, the Company significantly expanded its growing CBM prospects, and exercised its option to purchase a five-year oil and gas lease on the shallow rights above the base of the San Miguel formation on 157,000 acres of the Chittim Ranch acreage in Maverick County, Texas. With some exceptions, the Company controls drilling rights from the surface to the base of the San Miguel formation. The Company's average working interest in the Chittim lease is 98.9%. With this acquisition, the Company now has over 250,000 contiguous acres prospective for CBM gas production. Also during the current quarter, the Company acquired an additional thirteen well bores on its adjoining Comanche Ranch lease prospective for CBM development. Todate, the Company has acquired a total of 55 existing well bores from previous operators on the Comanche Ranch lease. Ongoing evaluation of geologic and available historic well data indicates that approximately 45 of the well bores appear prospective for re-completion as CBM producers, while the remaining well bores may be suitable for future conversion as disposal or injection wells.

The Company initiated the drilling of seven new wells and re-entered eleven CBM well bores during the three months ended March 31, 2001. Six of the seven new wells found economic quantities of hydrocarbons. The Briscoe-Saner #2-25 (100%
WI) was completed as an Austin Chalk oil well at 2,390 feet. The second well, the Briscoe-Saner #3-25 (100% WI) was drilled to test a Glen Rose reef and the underlying Sligo formation but did not encounter economic quantities of hydrocarbons in either formation and was plugged and abandoned. The Company's third well was the Comanche Ranch #7-110 (100%WI), an Olmos test well. The well was drilled to a depth of 1,100 feet, encountered 14 feet of Olmos sand pay and flow tested at an absolute open flow rate of 1.5 MMcf gross per day on flowing tubing pressure of 380 psi. The well was completed and placed on production as a gas well early in the second quarter.

The fourth well, the Paloma "E" #1-53 (62.5% WI), was drilled to a total depth of 5,290 feet and completed as a Glen Rose reef gas well and placed on production on March 31. The well had an absolute open flow test of 8.5 MMcf gross per day on flowing tubing pressure of 1,156 psi. The fifth well, the Comanche Ranch #1-34 (100% WI), another Olmos test well, was drilled to a depth of 1,390 feet and is awaiting completion. The Burr #2-31 (100% WI), well number six, was drilled to the Glen Rose formation at 5,280 feet. This well was completed and placed on production in April with an initial flow rate of 2.0 MMcf gross per day on flowing tubing pressure of 1,780 psi. The final well drilled during the quarter was the Chittim "B" #1-83 (100%WI), another Olmos test. The well reached total depth of 1,390 feet early in the second quarter and is awaiting completion as an oil well in the basal Olmos sand.

In addition to the seven new wells drilled, the Company re-entered 11 existing well bores to develop the coal zones in the Olmos formation on its Comanche lease. Nine of the wells were perforated and acidized with six of these undergoing additional fracturing procedures. These wells were connected to production equipment in April and have commenced the process of dewatering and production of gas. The remaining two wells are awaiting further evaluation regarding specific completion alternatives.

Throughout the current quarter Blue Star Oil & Gas (Blue Star) continued working under their revised timetable for the application of enhanced 3-D seismic processing techniques on the Jurassic formation seismic field data. During and subsequent to the end of the quarter, Blue Star and TXCO continued discussions regarding the status of Blue Star's compliance with the terms and intent of their original joint operating agreement. TXCO continues to review its options under the agreement in order to confirm the project is not being unreasonably delayed and to further assure the ultimate development of the project.


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


                                   THE EXPLORATION COMPANY
                                   (Registrant)


                                   /s/ Roberto R. Thomae
                                   Roberto R. Thomae,
                                   Chief Financial Officer
                                   cSigning on behalf of the Registrant and as
Date:  May 10, 2001                chief accounting officer)