Form 10-Q
period 2001-06-30
EXPLORATION CO OF DELAWARE INC
filed 2001-08-14
CIK 313395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter ended                             Commission File No.
             June 30, 2001                                      0-9120



                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                       84-0793089
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

                                                        YES   X   NO
                                                            ----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001.

Common Stock $0.01 par value                                17,397,049
     (Class of Stock)                                   (Number of Shares)

                           Total number of pages is 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Assets                                                                     June 30, 2001                 December 31, 2000
------                                                                     -------------                 -----------------

Current Assets
    Cash                                                                  $    6,665,189                   $    5,898,015
    Accounts receivable, net                                                   3,022,590                        3,404,666
    Prepaid expenses                                                             340,292                          226,916
    Deferred tax asset, current portion                                        1,700,000                        1,489,402
                                                                            ------------                      -----------
           Total Current Assets                                               11,728,071                       11,018,999



Property and Equipment
    Gas and oil properties, net                                               17,601,884                       13,921,843
    Other equipment, net                                                         214,347                          161,762
                                                                             -----------                      -----------
                                                                              17,816,231                       14,083,605

Other Assets
    Deferred tax asset, net of current portion                                 3,362,718                        3,743,316
    Other assets                                                                 358,286                          359,721
                                                                             -----------                      -----------
                                                                               3,721,004                        4,103,037
                                                                             -----------                      -----------


           Total Assets                                                    $  33,265,306                    $  29,205,641
                                                                             ===========                      ===========










See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


Liabilities and Stockholders' Equity                                    June 30, 2001                December 31, 2000
------------------------------------                                    -------------                -----------------

Current Liabilities
    Accounts payable and accrued expenses                               $   3,746,849                   $   1,632,581
    Due to joint interest owners                                            2,148,586                       2,620,644
    Current portion of long term debt                                         261,880                         416,149
                                                                          -----------                      ----------
           Total Current Liabilities                                        6,157,315                       4,669,374


Long-term debt, net of current portion                                        675,040                         779,042

Minority interest in consolidated subsidiaries                                413,870                         435,489


Stockholders' Equity
    Preferred stock, par value $.01 per share,
        authorized 10,000,000, none issued                                       -                             -
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued and outstanding
        17,496,849 shares at June 30, 2001 and
        17,471,849 shares at December 31, 2000                                174,968                         174,718
    Additional paid-in capital                                             44,017,983                      43,986,983
    Accumulated deficit                                                   (18,173,870)                    (20,839,965)
                                                                          -----------                     -----------
           Total Stockholders' Equity                                       26,019,081                      23,321,736
                                                                          -----------                     -----------


           Total Liabilities and Stockholder's Equity                   $   33,265,306                   $  29,205,641
                                                                          ===========                     ===========










See notes to consolidated financial statements.

                            THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months                  Three Months
                                                                              Ended                         Ended
                                                                          June 30, 2001                 June 30, 2000
                                                                          -------------                 -------------

Revenues:
    Gas and oil sales                                                       $  3,625,011                 $  2,660,600
    Other income                                                                 306,104                      213,073
                                                                              ----------                   ----------
                                                                               3,931,115                    2,873,673
Costs and Expenses:
    Lease operations                                                             679,792                      386,317
    Production taxes                                                             257,980                      189,317
    Exploration expenses                                                         809,306                      369,609
    Impairment of mineral properties                                             613,000                      390,000
    Depreciation, depletion and amortization                                     639,008                      424,375
    General and administrative                                                   560,336                      428,787
                                                                              ----------                   ----------
            Total costs and expenses                                           3,559,422                    2,188,405
                                                                              ----------                   ----------

Income from Operations                                                           371,693                      685,268

Other Income (Expense):
    Interest income                                                               69,022                       78,634
    Interest expense                                                             (36,612)                     (19,217)
    Loan fee amortization                                                            -0-                       (9,000)
                                                                              ----------                   ----------
                                                                                  32,410                       50,417
                                                                              ----------                   ----------

Income before income taxes
    and minority interest                                                        404,103                      735,685
Minority interest in income of subsidiaries                                      (30,401)                         -0-
                                                                              ----------                   ----------

Income before income taxes                                                       373,702                      735,685
Income tax expense                                                               (17,000)                     (60,918)
                                                                              ----------                   ----------

Net Income                                                                 $     356,702                $     674,767
                                                                              ==========                   ==========


Earnings Per Share:

Basic                                                                      $        0.02                $        0.04
                                                                              ==========                   ==========

Diluted                                                                    $        0.02                $        0.04
                                                                              ==========                   ==========

See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Six Months                  Six Months
                                                                               Ended                         Ended
                                                                           June 30, 2001                June 30, 2000
                                                                           -------------                -------------

Revenues:
    Gas and oil sales                                                       $  9,182,410                 $  5,220,809
    Other income                                                                 563,142                      456,371
                                                                              ----------                   ----------
                                                                               9,745,552                    5,677,180
Costs and Expenses:
    Lease operations                                                           1,041,671                      747,686
    Production taxes                                                             665,478                      366,824
    Exploration expenses                                                       1,837,413                      708,243
    Impairment of mineral properties                                             964,000                      755,000
    Depreciation, depletion and amortization                                   1,264,663                      902,832
    General and administrative                                                 1,068,757                      838,567
                                                                              ----------                   ----------
            Total costs and expenses                                           6,841,982                    4,319,152
                                                                              ----------                   ----------

Income from Operations                                                         2,903,570                    1,358,028

Other Income (Expense):
    Interest income                                                              149,921                      111,770
    Interest expense                                                             (71,660)                    (100,665)
    Loan fee amortization                                                            -0-                      (12,000)
                                                                              ----------                    ---------
                                                                                  78,261                         (895)
                                                                              ----------                    ---------

Income before income taxes
    and minority interest                                                      2,981,831                    1,357,133
Minority interest in income of subsidiaries                                      (78,735)                         -0-
                                                                              ----------                  -----------

Income before income taxes                                                     2,903,096                    1,357,133
Income tax expense                                                              (237,000)                     (60,918)
                                                                              ----------                  -----------

Net Income                                                                 $   2,666,096                $   1,296,215
                                                                              ==========                  ===========


Earnings Per Share:

Basic                                                                      $        0.15                $        0.08
                                                                              ==========                  ===========

Diluted                                                                    $        0.15                $        0.07
                                                                              ==========                  ===========

See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months                     Six Months
                                                                              Ended                           Ended
                                                                          June 30, 2001                   June 30, 2000
                                                                          -------------                   -------------

Operating Activities:
Net income                                                               $    2,666,096                 $   1,296,215
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                                      170,000                           -0-
     Impairment of mineral properties                                           964,000                       755,000
     Depreciation, depletion and amortization                                 1,264,663                       914,832
     Minority interest in income of subsidiaries                                 78,735                           -0-
Changes in operating assets and liabilities:
     Receivables                                                                382,076                      (190,933)
     Prepaid expenses and other                                                (113,376)                        4,447
     Accounts payable and accrued expenses                                    1,642,210                    (1,593,118)
                                                                            -----------                   -----------
Net cash provided in operating activities                                     7,054,404                     1,186,443

Investing Activities:
     Development and purchases
        of gas and oil properties                                            (7,861,421)                   (2,861,254)
     Purchase of other equipment                                               (112,559)                     (111,783)
     Proceeds from the sale of
        gas and oil properties                                                2,005,133                           -0-
     Proceeds from the sale of
        of other equipment                                                        8,993                           -0-
     Distributions to minority interests                                       (100,355)                          -0-
                                                                            -----------                   -----------
Net cash (used) in investing activities                                      (6,060,209)                   (2,973,037)

Financing Activities:
     Issuance of common stock, net of offering costs                             31,250                     2,810,248
     Proceeds from debt obligations                                              51,893                       137,448
     Payments on debt obligations                                              (310,164)                   (1,257,727)
                                                                            -----------                   -----------
Net cash provided (used) in financing activities                               (227,021)                    1,689,969
                                                                            -----------                   -----------

Change in cash and equivalents                                                  767,174                       (96,625)

Cash and equivalents at beginning of period                                   5,898,015                     3,381,793
                                                                            -----------                   -----------

Cash and equivalents at end of period                                     $   6,665,189                 $   3,285,168
                                                                            ===========                   ===========





See notes to consolidated financial statements

                             THE EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (Unaudited)


1.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Exploration Company (TXCO or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the December 31, 2000 audited consolidated financial statements contained in the Company's annual report on Form 10-K.

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

     In June, 2001, the FASB issued SFAS No. 141 Business Combinations which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets which addresses how intangible assets should be accounted for upon their acquisition. This statement is effective for calendar year 2002, but is permitted to be early adopted. Neither of these two Statements is expected to have an impact on the Company's financial position or results of operations.


2.        COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

     As of June 30, 2001, the Company had outstanding and exercisable warrants and options to purchase 2,975,229 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through October 2010.

     The following table sets forth the determination of the number of shares used in the earnings per share computations:

                                                   Three Months Ended                  Six Months Ended
                                                   ------------------                  ----------------
                                                         June 30,                           June 30,
                                               2001                 2000            2001             2000
                                               ----                 ----            ----             ----
Weighted average number of
  shares outstanding-basic                 17,484,761           17,421,849      17,478,305        17,056,281

Net number of shares issued
  on the assumed exercise of
  stock options and warrants                  110,860              313,790         206,777           317,507
                                           ----------           ----------      ----------        ----------
Number of shares used in the
  computation of diluted
  earnings per share                       17,595,621           17,735,639      17,685,082        17,373,788
                                           ==========           ==========      ==========        ==========

3.       INCOME TAXES

     The Company has recorded a deferred tax asset for the amount expected to be realized through taxable earnings. In determining taxable earnings, the Company uses three-year income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. Total income tax expense is computed based on the Company's estimated annualized federal income tax for the year, considering the impact of any change in the amount of deferred tax asset.


ITEM 2.      MANAGEMEN'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $5,898,015 at December 31, 2000 were increased by cash provided from operating activities of $7,054,404 for the six months ended June 30, 2001. Additionally during the six month period, cash of $2,014,126 was obtained from the sale of gas and oil properties and other equipment, $51,893 was provided from debt obligations, and $31,250 resulted from the exercise of an outstanding option for the purchase of the company's common stock. This resulted in total cash of $15,049,688 available for use in meeting the Company's ongoing operational and development needs.

During the first quarter, portions of this cash were used to fund payments on debt totaling $188,404. The Company applied $2,350,473 to fund the expansion and ongoing development of its gas and oil producing properties which included the acquisition of a significant leasehold acreage block for future exploration. These expenditures included $1,198,000 for drilling and completion costs for wells drilled, re-entered or completed during the period and $146,000 for its 3-D seismic acquisition program and infrastructure costs related to its Comanche Ranch Prospect coalbed methane (CBM) project.

During the current quarter ending June 30, 2001 additional portions of this capital were used to fund payments of debt totaling $121,760. The Company applied $5,510,948 to fund the expansion and ongoing development of its gas and oil producing properties. These expenditures included $4,369,000 for drilling and completion costs for wells drilled, re-entered or completed during the period and infrastructure costs related to its CBM project. Approximately $967,800 was expended for the ongoing 3-D seismic acquisition program on its Comanche Ranch Prospect. Also during the period, an additional 48 well bores were purchased at a cost of $150,000 on the Comanche Ranch Prospect for the expansion of its CBM project.

As a result of the ongoing drilling and re-entry activities, the Company's working capital balance has decreased from $6,349,625 at December 31, 2000 to $5,570,756 at June 30, 2001, with its current ratio declining to 1.90 to 1 compared to 2.36 to 1 for the previous period. However, cash flow from operating activities rose 495% to $7,054,404 from $1,186,443 in the comparative prior year period. Net income for the current quarter was $356,702 and $2,666,096 for the six months ended June 30, 2001. EBITDA (earnings before interest, taxes, depletion, depreciation, amortization and exploration expenses) reached $7,040,832 for the six months ended June 30, 2001 as compared to $3,835,873 for the same prior year period, an increase of 84%.

Domestic U.S. exploration and development activity throughout the industry has increased significantly during the past year, including in the Company's core areas of operation in South Texas. The resultant competition for goods and services has caused an industry-wide limited availability of oilfield personnel, services and materials, including drilling, completion and tubular goods. Market forces are expected to continue to exert upward pressure on prices and costs for the Company's ongoing and planned exploration and development activities for the balance of the year.

However, Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its gas and oil properties, and to continue to meet its normal debt service obligations. If realized gas and oil prices for its Maverick Basin or Williston Basin production are substantially less than expected, or if prices for goods and services used in the Company's exploration, development and operating activities rise significantly above budgeted levels or Management's efforts to raise additional working capital are not successful, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains its ability to extend the timing of currently planned development activities to match available working capital, while maintaining its current operating obligations on a timely basis.

RESULTS OF OPERATIONS

The increase by 36% and 76% in gas and oil revenues for the second quarter and year-to-date periods of year 2001 over the same periods in year 2000 is attributable primarily to increased gas prices realized during the current periods while being partially offset by fluctuations in production volumes. As reflected in the following table, gas prices realized were 42% and 110% higher respectively while oil prices declined 4% for the quarter and 1% for the six months ended June 30, 2001. Gas sales volumes increased 3% for the current quarter while being down 7% for the current six month period. Oil sales volumes decreased 19% and 25% respectively, over the comparable prior periods.

                                                         2001                                 2000
                                                         ----                                 ----
                                                 Sales           Average              Sales            Average
                                                 Volume           Prices              Volume            Prices
                                                 ------           ------              ------            ------
Three months ended June 30,
              Gas (Mcf)                          672,975       $   4.91               651,338         $   3.45
              Oil  (Bbls)                         12,874       $  24.85                15,932         $  25.96

Six months ended June 30,
              Gas (Mcf)                        1,333,953       $   6.40             1,430,643         $   3.04
              Oil  (Bbls)                         25,085       $  25.73                33,632         $  25.76


Lease operating expenses increased 76% and 39% respectively for the three and six months ended June 30, 2001 as compared to the same periods of 2000. The increase primarily reflects higher costs of salt water disposal and H2S removal from 3 wells added to production during the current quarter along with higher operating costs associated with the de-watering phase of the CBM pilot program initiated in 2001. Production taxes increased proportionately with increases in gas and oil revenues compared to the previous periods.

Exploration expense increased 119% and 159% as compared to the prior year periods. These increases are due to accelerated exploration activity levels initiated during the current periods. Current quarter exploration expenses include $736,000 for dry hole costs while the prior year period included $209,000. For the six months ended June 30, 2001, exploration expenses included $1,657,000 for dry hole costs while the comparable prior year period contained $456,000. Impairment expense increased 57% to $613,000 and 28% to $964,000 respectively over the prior periods. This increase is primarily attributable to a $262,000 charge during the current quarter for marginal producing properties, while there was no similar charge in the prior year. Depreciation, depletion and amortization increased by 51% and 40% over the comparable prior year periods. This increase was due to higher depletion rates over the same periods last year due to lower estimated reserve volumes at June 30, 2001, while depreciation increased due to the investment in equipment expanding the Paloma lease gathering system in mid-year 2000.

General and administrative expense increased by 31% and 27% respectively over the prior periods, reflecting higher sustained levels of Company operations and is due primarily to increased salaries, wages and benefits associated with staff increases subsequent to June, 2000. Also included in the increase are higher costs for property and liability insurance coverage and increased investor relations and associated compliance reporting activities. Year to date interest income reflects the higher cash reserve levels in interest bearing assets. This increase was marginally offset by declining interest rates during 2001.

Income tax expense for the current quarter declined over the prior quarter due primarily to management's revised estimate of total taxable income for the current year, as well as refinements made to its original estimate of the next three years taxable income. For the respective six month periods, total tax expense was 8.2% of pretax income in 2001 compared to 4.5% in 2000.

DRILLING ACTIVITIES

During the first quarter, the Company entered into a joint venture with Saxet Energy, Ltd. (Saxet) and Tom Brown, Inc. (Tom Brown) covering TXCO's 100,000 acre Comanche Ranch prospect. The Company sold a 50% working interest (Saxet 20% and Tom Brown 30%) in its rights below the base of the San Miguel formation for cash. During the first quarter the joint venture partners initiated a proprietary 78-square mile 3-D seismic survey. During the second quarter, data collection was completed and ongoing data processing is expected to be completed by late August or early September. Based on early interpretation of the western-most portion of the seismic survey, a well targeting the Glen Rose formation began drilling in June. Subsequent to the end of the current quarter, the well reached total depth and casing was set. The partners are currently evaluating the economic potential of the well. The extent of the ongoing drilling program will be determined upon completion of processing of the entire 3-D seismic survey. The partners expect the new 3-D survey data will confirm and potentially expand the existing Glen Rose reef inventory on their target acreage currently consisting of over 40 reef prospects.

In February, the Company significantly expanded its growing CBM prospects, and exercised its option to purchase a five-year oil and gas lease on the shallow rights on 157,000 acres of the Chittim Ranch acreage in Maverick County, Texas. With some exceptions, the Company controls drilling rights from the surface to the base of the San Miguel formation. The Company's average working interest in the Chittim lease is 99.3%. With this acquisition, the Company now has over 250,000 contiguous acres prospective for CBM gas production. During the first quarter, the Company acquired 13 well bores on its adjoining Comanche Ranch lease prospective for CBM development. During the second quarter, the Company acquired an additional 48 well bores on the lease. Todate, the Company has acquired a total of 103 existing well bores from previous operators on the Comanche Ranch lease. Ongoing evaluation of geologic and available historic well data indicates that approximately 93 of the well bores appear prospective for re-completion as CBM producers, while the remaining well bores may be suitable for future conversion as disposal or injection wells.

During the first quarter the Company initiated drilling activities on seven new wells and re-entered eleven CBM well bores. Six of the seven wells drilled found economic quantities of hydrocarbons. The Briscoe-Saner #2-25 (100% WI) was completed as an Austin Chalk oil well at 2,390 feet. The second well, the Briscoe-Saner #3-25 (100% WI) was drilled to test a Glen Rose reef and the underlying Sligo formation but did not encounter economic quantities of hydrocarbons in either formation and was plugged and abandoned. The Company's third well was the Comanche Ranch #7-110 (100%WI), an Olmos test well. The well was drilled to a depth of 1,100 feet, encountered 14 feet of Olmos sand pay and flow tested at an absolute open flow rate of 1.5 MMcf gross per day on flowing tubing pressure of 380 psi. The well was completed and placed on production as a gas well early in the second quarter.

The fourth well, the Paloma "E" #1-53 (62.5% WI), was drilled to a total depth of 5,290 feet, was completed as a Glen Rose reef gas well and placed on production on March 31. The well had an absolute open flow test of 8.5 MMcf gross per day on flowing tubing pressure of 1,156 psi. The fifth well, the Comanche Ranch #1-34 (100% WI), another Olmos test well, was drilled to a depth of 1,390 feet and is currently undergoing completion. The Burr #2-31 (100% WI), well number six, was drilled to the Glen Rose formation at 5,280 feet. This well was completed and placed on production in April with an initial flow rate of 2.0 MMcf gross per day on flowing tubing pressure of 1,780 psi. The final well drilled during the first quarter was the Chittim "B" #1-83 (100%WI), another Olmos test. The well reached total depth of 1,390 feet early in the second quarter and is being completed as an oil well in the basal Olmos sand.

During the second quarter the Company, as operator, initiated drilling of nine wells on its core Maverick Basin acreage. Four wells tested formations from the Austin Chalk to the Glen Rose intervals while the remaining five wells targeted the San Miguel formation and the Olmos sands and coals. The Paloma "E"#1-192 (62.5% WI), originally a Glen Rose reef test, reached total depth in early May. While not encountering economic levels of hydrocarbons in the targeted reef, the well is being evaluated for completion in an overlying McKnight formation. The Burr #3-31 (100% WI) was drilled and completed in a Glen Rose reef. This new reef well had an absolute open flow test of 4.6 MMcf per day on flowing tubing pressure of 1,700 psi and was placed on production in late June. The Johnston #1-232 (68.8% WI) (the Johnston lease was formerly known as the Alkek lease) was completed as an Austin Chalk oil producer at a depth of 1540 feet. The Kincaid #1-218 (50% WI) had numerous gas shows while drilling to the targeted McKnight formation below 4,500 feet. The Company set pipe on the new well and it is awaiting completion.

Five wells were drilled on the newly acquired Chittim Ranch lease which targeted the Olmos sands and coals and the deeper San Miguel formation. The Chittim B #1-150 (100 % WI) was drilled to 1,313 feet, was perforated and acidized in the Olmos coal formation. The Chittim "B" #1-607N (100% WI) was drilled to the Olmos formation and was perforated in the San Miguel formation and is currently awaiting further completion procedures. The Chittim "B" #1-609 (100% WI), drilled in May targeted the Olmos coals, did not encounter economic quantities of hydrocarbons and was plugged and abandoned. Drilling of the Chittim "B" #1-58 (100% WI) started on May 31 and it was perforated and acidized in the Olmos coal formation. Drilling on the Chittim "B" #1-97 (100% WI) started in early June targeting the San Miguel formation and the deeper Olmos sands and coals. TXCO found all three targets, and the well is presently awaiting completion. Although four of the five wells drilled encountered the targeted Olmos coals, the prospectivity of establishing future CBM production will occur with the addition of dewatering/production facilities after additional wells are drilled or reentered.

Also during the current quarter the Company, in conjunction with the U.S. Geologic Survey (USGS), continued its extensive engineering and geologic study of its CBM acreage. The joint effort by TXCO and the USGS to study the quality, aerial extent and thickness of the Olmos coals is well underway. During the second quarter, the USGS drilled two CBM wells on the Comanche lease under its agreement with TXCO in addition to performing desorption tests on 4 additional wells. The Comanche Ranch #1-613 (100% WI) was perforated and acidized and is awaiting final connection, while the Comanche Ranch #1-117 (100% WI) is currently awaiting completion.

RE-ENTRY ACTIVITIES

During the first quarter the Company re-entered 11 existing well bores to develop the coal zones in the Olmos formation on its Comanche lease. Nine of the wells were perforated and acidized with six of these undergoing additional fracturing procedures. These wells were connected to production equipment in April and have commenced the process of dewatering and production of gas. The remaining two wells were perforated and acidized in the second quarter. One well was connected to production equipment for dewatering and the remaining well is being use to monitor pressure within the formation.

During the current quarter an additional 8 existing well bores were re-entered to further develop CBM production on the Comanche lease. While one well bore was deemed unusable, seven were perforated and acidized with three of these undergoing additional fracturing procedures. All of these wells were connected to production equipment and have commenced the process of dewatering the coals.

TXCO's growing CBM pilot program on the Comanche lease now totals 24 active wells, including 22 wells currently being de-watered. TXCO owns a 100% WI in its CBM prospective acreage and wells. The company's estimate to drill or re-enter 36 CBM wells this year remains under review for expansion, helped by a strong working capital position and the initial favorable results of its ongoing pilot program.

Also during the current quarter the Company re-entered two existing well bores on its Burr lease which had been plugged and abandoned by the previous operator. While acidizing the perforations in the Georgetown formation for conversion to a salt water disposal well, the Burr #1-48 began to flow an economic quantity of natural gas. The well was placed on production and is currently producing 45 mcf per day with flowing tubing pressure of 430 psi. Subsequently, the Burr #1-49 was re-entered in an attempt to convert the well to a salt water disposal well. This re-entry attempt also resulted in the establishment of a flow of natural gas. The Burr #1-49 is currently scheduled to be placed on production in August.

Throughout the current quarter, Blue Star Oil & Gas (Blue Star) has continued working under its revised timetable for the application of enhanced 3-D seismic processing techniques on the Jurassic formation seismic field data. During the period and subsequent to June 30, 2001, Blue Star and TXCO continued discussions regarding the status of Blue Star's compliance with the terms and intent of their original joint operating agreement. TXCO continues to review its options under the agreement in order to confirm the project is not being unreasonably delayed and to further assure the ultimate development of the project.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 25, 2001, the Company held the Annual Meeting of Shareholders at the Petroleum Club of San Antonio, pursuant to the notice mailed to shareholders of record on April 10, 2001. The following matters were submitted for approval by vote at the meeting. All matters were approved by the shareholders vote and the results of the voting is shown below for each matter.

          1.   Election of Six Directors:

               Nominee                         For                Against
               -------                         ---                -------

               Stephen M. Gose, Jr.         15,685,843            586,336
               Michael Pint                 15,984,917            297,262
               Robert L. Foree, Jr.         15,715,917            566,262
               Alan L. Edgar                15,632,917            649,262
               James E. Sigmon              15,716,397            565,782
               Thomas H. Gose               15,682,397            599,782

                  There were no changes in Directors of the Company

          2. Proposal to amend the Company's Certificate of Incorporation that would establish a classified board of directors.

                  For           Against         Abstain        Broker Non-votes
                  ---           -------         -------        ----------------
               9,294,804       1,172,596         28,152            5,786,627

          3. Proposal to amend the Company's Certificate of Incorporation that would eliminate the right of stockholders of the Company to act by written consent.

                  For           Against         Abstain        Broker Non-votes
                  ---           -------         -------        ----------------
               9,175,835       1,237,642         82,075            5,786,627



          4. Proposal to amend the Company's 1995 Flexible Incentive Plan to increase by 200,000 the maximum number of shares of Common Stock that may be issued with respect to awards under the plan.

                  For               Against              Abstain
                  ---               -------              -------
               15,023,365          1,214,551             44,263

          5. Proposal to ratify the appointment of Akin, Doherty, Klein & Feuge, P.C., as independent auditors of the Company and its subsidiaries for the calendar year ending December 31, 2001.

                  For               Against              Abstain
                  ---               -------              -------
               15,985,905           279,468              16,806

ITEM 5.           OTHER INFORMATION

          On June 27, 2001 the Board of Directors approved a common share buyback program to purchase up to $2 million of the Company's common shares in open market or privately negotiated treasury purchases. Subsequent to June 30, 2001, the Company has purchased 99,800 shares of its common stock at a cost of $246,000 under this program.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE EXPLORATION COMPANY
                                        (Registrant)


                                   /s/ Roberto R. Thomae
                                   Roberto R. Thomae,
                                   Chief Financial Officer
                                   (Signing on behalf of the Registrant and as
                                   chief accounting officer)
Date:  August 13, 2001