Form 10-Q
period 2001-09-30
EXPLORATION CO OF DELAWARE INC
filed 2001-11-14
CIK 313395

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter ended                     Commission File No.
                September 30, 2001                           0-9120



                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                                    84-0793089
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
                                                        YES    X    NO
                                                             -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001.


      Common Stock $0.01 par value                             17,397,049
             (Class of Stock)                               (Number of Shares)


           THIS DOCUMENT IS AVAILABLE ON THE INTERNET AT WWW.TXCO.COM

                           Total number of pages is 16

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Assets                                                                 September 30, 2001                December 31, 2000
------                                                                  ------------------               -----------------
Current Assets
    Cash                                                                   $   2,486,912                    $   5,898,015
    Accounts receivable, net                                                   1,896,936                        3,404,666
    Prepaid expenses                                                             194,051                          226,916
    Deferred tax asset, current portion                                          800,000                        1,489,402
                                                                            ------------                     ------------
           Total Current Assets                                                5,377,899                       11,018,999



Property and Equipment
    Gas and oil properties, net                                               20,369,244                       13,921,843
    Other equipment, net                                                         370,768                          161,762
                                                                            ------------                     ------------
                                                                              20,740,012                       14,083,605

Other Assets
    Deferred tax asset, net of current portion                                 4,262,718                        3,743,316
    Other assets                                                                 357,425                          359,721
                                                                            -------------                    ------------
                                                                               4,620,143                        4,103,037
                                                                            ------------                     ------------


           Total Assets                                                    $  30,738,054                    $  29,205,641
                                                                            ============                     ============
















See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Liabilities and Stockholders' Equity                                  September 30, 2001              December 31, 2000
------------------------------------                                  ------------------              -----------------
Current Liabilities
    Accounts payable and accrued expenses                               $   3,186,028                  $    1,632,581
    Due to joint interest owners                                              866,052                       2,620,644
    Current portion of long term debt                                         342,394                         416,149
                                                                         ------------                     -----------
           Total Current Liabilities                                        4,394,474                       4,669,374


Long-term debt, net of current portion                                        620,345                         779,042

Minority interest in consolidated subsidiaries                                430,574                         435,489


Stockholders' Equity
    Preferred stock, par value $.01 per share,
        authorized 10,000,000, none issued                                       -                             -
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued and outstanding
        17,496,849 shares at September 30, 2001 and
        17,471,849 shares at December 31, 2000                                174,968                         174,718
    Additional paid-in capital                                             44,017,983                      43,986,983
    Accumulated deficit                                                   (18,654,283)                    (20,839,965)
    Less treasury stock, at cost
        99,800 shares in 2001 and none in 2000                               (246,007)                            -0-
                                                                         ------------                    ------------
           Total Stockholders' Equity                                      25,292,661                      23,321,736
                                                                         ------------                    ------------


           Total Liabilities and Stockholders' Equity                   $  30,738,054                   $  29,205,641
                                                                         ============                    ============









See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months                Three Months
                                                                              Ended                       Ended
                                                                      September 30, 2001           September 30, 2000
                                                                      ------------------           ------------------
Revenues:
    Gas and oil sales                                                      $   2,348,855                $   3,992,843
    Other income                                                                 336,940                      244,231
                                                                            ------------                 ------------
                                                                               2,685,795                    4,237,074
Costs and Expenses:
    Lease operations                                                             689,839                      344,417
    Production taxes                                                             163,881                      287,822
    Exploration expenses                                                         673,190                      712,412
    Impairment of mineral properties                                             351,000                      885,000
    Depreciation, depletion and amortization                                     690,231                      517,753
    General and administrative                                                   560,518                      441,100
                                                                            ------------                 ------------
            Total costs and expenses                                           3,128,659                    3,188,504
                                                                            ------------                 ------------

Income (Loss) from Operations                                                   (442,864)                   1,048,570

Other Income (Expense):
    Interest income                                                               25,542                       41,421
    Interest expense                                                             (28,773)                     (29,196)
                                                                            ------------                 ------------
                                                                                  (3,231)                      12,225
                                                                            ------------                 ------------

Income (loss) before income taxes
    and minority interest                                                       (446,095)                   1,060,795
Minority interest in income of subsidiaries                                      (17,068)                       -0-
                                                                            ------------                 ------------
Income (loss) before income taxes                                               (463,163)                   1,060,795
Income tax expense                                                               (17,250)                     (15,000)
                                                                            ------------                 ------------

Net Income (Loss)                                                          $    (480,413)               $   1,045,795
                                                                            ============                 ============


Earnings (Loss) Per Share:

Basic                                                                      $       (0.03)               $        0.06
                                                                            ============                 ============

Diluted                                                                    $       (0.03)               $        0.06
                                                                            ============                 ============


See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Nine Months                 Nine Months
                                                                              Ended                       Ended
                                                                       September 30, 2001          September 30, 2000
                                                                       ------------------          ------------------
Revenues:
    Gas and oil sales                                                      $  11,531,265                $   9,213,652
    Other income                                                                 900,082                      700,602
                                                                            ------------                 ------------
                                                                              12,431,347                    9,914,254
Costs and Expenses:
    Lease operations                                                           1,731,510                    1,092,103
    Production taxes                                                             829,360                      654,646
    Exploration expenses                                                       2,510,602                    1,420,655
    Impairment of mineral properties                                           1,315,000                    1,640,000
    Depreciation, depletion and amortization                                   1,954,894                    1,420,585
    General and administrative                                                 1,629,275                    1,279,667
                                                                            ------------                 ------------
            Total costs and expenses                                           9,970,641                    7,507,656
                                                                            ------------                 ------------

Income from Operations                                                         2,460,706                    2,406,598

Other Income (Expense):
    Interest income                                                              175,463                      153,191
    Interest expense                                                            (100,433)                    (129,861)
    Loan fee amortization                                                            -0-                      (12,000)
                                                                            ------------                 ------------
                                                                                  75,030                       11,330
                                                                            ------------                 ------------

Income before income taxes
    and minority interest                                                      2,535,736                    2,417,928
Minority interest in income of subsidiaries                                      (95,803)                        -0-
                                                                            ------------                 ------------

Income before income taxes                                                     2,439,933                    2,417,928
Income tax expense                                                              (254,250)                     (75,918)
                                                                            ------------                 ------------

Net Income                                                                 $   2,185,683                $   2,342,010
                                                                            ============                 ============


Earnings Per Share:

Basic                                                                      $        0.13                $        0.14
                                                                            ============                 ============

Diluted                                                                    $        0.12                $        0.13
                                                                            ============                 ============




See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months                   Nine Months
                                                                            Ended                         Ended
                                                                     September 30, 2001            September 30, 2000
                                                                     ------------------            ------------------
Operating Activities:
Net income                                                               $    2,185,683                $    2,342,010
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                                      170,000                           -0-
     Impairment of mineral properties                                         1,315,000                     1,640,000
     Depreciation, depletion and amortization                                 1,954,894                     1,432,585
     Minority interest in income of subsidiaries                                 95,803                           -0-
Changes in operating assets and liabilities:
     Receivables                                                              1,507,730                    (1,374,189)
     Prepaid expenses and other                                                  32,865                        22,620
     Accounts payable and accrued expenses                                     (201,145)                      127,190
                                                                           ------------                  ------------
Net cash provided in operating activities                                     7,060,830                     4,190,216

Investing Activities:
     Development and purchases
        of gas and oil properties                                           (11,627,829)                   (5,320,564)
     Purchase of other equipment                                               (310,304)                     (116,740)
     Proceeds from the sale of
        gas and oil properties                                                2,005,133                           -0-
     Proceeds from the sale
        of other equipment                                                        8,993                           -0-
     Distributions to minority interests                                       (100,718)                          -0-
                                                                           ------------                   -----------
Net cash (used) in investing activities                                     (10,024,725)                   (5,437,304)

Financing Activities:
     Issuance of common stock, net of offering costs                             31,250                     2,810,248
     Purchase of  treasury stock                                               (246,007)                          -0-
     Proceeds from debt obligations                                             153,231                       793,992
     Payments on debt obligations                                              (385,682)                   (1,442,274)
                                                                           ------------                  ------------
Net cash provided (used) in financing activities                               (447,208)                    2,161,966
                                                                           ------------                  ------------

Change in cash and equivalents                                               (3,411,103)                      914,878

Cash and equivalents at beginning of period                                   5,898,015                     3,381,793
                                                                           ------------                  ------------

Cash and equivalents at end of period                                     $   2,486,912                 $   4,296,671
                                                                           ============                  ============





See notes to consolidated financial statements

                             THE EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Exploration Company (TXCO or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the December 31, 2000 audited consolidated financial statements contained in the Company's annual report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

In June, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, but is permitted to be early adopted. This statement is not expected to have an impact on the Company's financial position or results of operations.


2. COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of September 30, 2001, the Company had outstanding and exercisable warrants and options to purchase 3,180,229 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through August 2011.

The following table sets forth the determination of the number of shares used in the earnings per share computations:

                                           Three Months Ended              Nine  Months Ended
                                           ------------------              ------------------
                                               September 30,                  September 30,
                                       2001                 2000        2001               2000
                                       ----                 ----        ----               ----
 Weighted average number of
  shares outstanding-basic            17,411,309       17,421,849      17,455,973    17,178,137

Net number of shares issued
  on the assumed exercise of
  stock options and warrants              85,741          457,425         130,199       381,251
                                      ----------       ----------      ----------    ----------

Number of shares used in the
  computation of diluted
  earnings per share                  17,497,050       17,879,274      17,586,172    17,559,388
                                      ==========       ==========      ==========    ==========

3.       INCOME TAXES

The Company has recorded a deferred tax asset for the amount expected to be realized through taxable earnings. In determining taxable earnings, the Company uses income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. Total income tax expense is computed based on the Company's estimated annualized federal income tax for the year, considering the impact of any change in the amount of deferred tax asset.


4.       STOCK REPURCHASE

On June 27, 2001 the Board of Directors approved a common share buyback program to purchase up to $2 million of the Company's common shares in open market or privately negotiated treasury purchases. The timing and amount of these stock purchases are determined at the discretion of management. As of September 30, 2001, the Company has purchased 99,800 shares of its common stock at a cost of $246,007 under this program.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Certain  statements  in this  report are not  historical  in  nature,  including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2000. See "Disclosure Regarding Forward Looking Statements" on page 14.


LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $5,898,015 at December 31, 2000 were increased by cash provided from operating activities of $7,060,830 for the nine months ended September 30, 2001. Additionally during the nine month period, cash of $2,014,126 was obtained from the sale of gas and oil properties and other equipment, $153,231 was provided from debt obligations, and $31,250 resulted from the exercise of an outstanding option for the purchase of the company's common stock. This resulted in total cash of $15,157,452 available for use in meeting the Company's ongoing operational and development needs.

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

During the second quarter, portions of this capital were used to fund payments of debt totaling $121,760. The Company applied $5,510,948 to fund the expansion and ongoing development of its gas and oil producing properties. These expenditures included $4,369,000 for drilling and completion costs for wells drilled, re-entered or completed during the period and infrastructure costs related to its CBM project. Approximately $967,800 was expended for the ongoing 3-D seismic acquisition program on its Comanche Ranch Prospect. Also during the period, an additional 48 well bores were purchased at a cost of $150,000 on the Comanche Ranch Prospect for the expansion of its CBM project.

During the third quarter ended September 30, 2001 additional portions of capital were used to fund payments of debt totaling $75,518. The Company applied $3,766,408 to fund the expansion and ongoing development of its gas and oil producing properties which included the acquisition of an additional leasehold block contiguous to its existing acreage block in the Maverick Basin. These expenditures included $3,201,000 for drilling and completion costs for wells drilled, re-entered or completed during the quarter and infrastructure costs related to its CBM project. An additional $184,000 was expended for the 3-D seismic acquisition program on its Comanche Ranch Project. Also during the current period, the Company purchased 99,800 shares of its common stock at a cost of $246,000 under its common share buyback program (see "Stock Repurchase" in note 4 to Item 1)

As a result of the ongoing drilling and re-entry activities which were funded entirely by internally generated cash flow, the Company's working capital balance has decreased from $6,349,625 at December 31, 2000 to $983,425 at September 30, 2001, with its current ratio declining to 1.22 to 1 compared to
2.36 to 1 for the previous period. During this same period, cash flow from operating activities rose 169% to $7,060,830 from $4,190,216 in the comparative prior year period. The Company had a net loss of $480,413 for the current quarter and a net profit of $2,185,683 for the nine months ended September 30, 2001. EBITDA (earnings before interest, taxes, depletion, depreciation, amortization and exploration expenses) reached $8,320,862 for the nine months ended September 30, 2001 as compared to $7,041,029 for the same prior year period, an increase of 18%.

During year 2001 domestic U.S. exploration and development activity throughout the industry increased significantly, including in the Company's core areas of operation in South Texas. The resultant competition for goods and services caused an industry-wide limited availability of oilfield personnel, services and materials, including drilling, completion and tubular goods. Notwithstanding recent indications of softening prices and availability in various categories of goods and services used by the Company, ongoing volatility in commodity prices and market forces will continue to negatively impact the Company's current exploration and development activities for the balance of the current year as well as its plans for year 2002. Not unlike many other U.S. based exploration and production companies given the current industry conditions, the volatile commodity price environment and recent tragic world events, the Company has significantly curtailed further new drilling activities to conserve liquidity for the remainder of 2001.

Based on current projections, the Company may incur a deficit in working capital by year end 2001. Management has initiated various strategies to enable the Company to maintain its ongoing operating obligations in the ordinary course of business while pursuing outside sources of new working capital. TXCO will fund its remaining year 2001 operating expenses from existing working capital and projected operating cash flows. The Company will continue to extend the timing of payments on its remaining 2001 exploration and development expenditures in order to match available levels of internally generated discretionary cash resources.

At September 30, 2001, internal engineering estimates indicated TXCO's proved reserves should reach over 17.1 Bcf of equivalent units of natural gas reserves, as compared to 5.6 Bcfe at January 1, 2001. TXCO is pursuing discussions with various banks and other potential lenders seeking to establish a new borrowing facility or project financing mechanism. The Company expects it will be successful in negotiating a new borrowing facility secured by its gas and oil properties, with borrowings likely to be limited to a base level determined by the amount of available reserves. TXCO expects it will be able to obtain a sufficient level of capital from a favorably structured borrowing facility, complementing its internally generated working capital, and providing the Company with additional flexibility to pursue its exploration and development activities at a higher spending level than internally generated funding would otherwise allow.

There can be no assurances that TXCO will be able to successfully negotiate an acceptable credit facility with adequate funding levels or within a timeframe consistent with its own schedule requirements. If realized gas and oil prices for or if levels of its Maverick Basin or Williston Basin production are substantially less than expected, or if prices for goods and services used in the Company's exploration, development and operating activities rise significantly above budgeted levels or if Management's efforts to raise additional working capital are not successful, the Company's financial condition and liquidity will be adversely affected. Should this occur, Management believes it can retain the ability to extend the timing of its planned development and exploration activities to match available working capital, while maintaining its current operating activity levels and related financial obligations on an acceptable basis.


RESULTS OF OPERATIONS

Gas and oil revenues for the third quarter decreased 41% while they increased 25% for the year-to-date period of year 2001 over the same periods in year 2000. The quarterly decrease is attributable to lower gas prices realized during the current period along with a decline in production volumes. The increase for the year-to-date period is attributable to higher gas prices realized while being partially offset by a decrease in production volumes. As reflected in the following table, average gas prices realized were 26% lower for the quarter while being 52% higher for the year-to-date period. Average oil prices declined 19% for the quarter and 6% for the nine months ended September 30, 2001. Gas sales volumes decreased 23% and 13% for the current three and nine month periods from the comparable periods in 2000. Oil sales volumes decreased 3% and 19% respectively, over the comparable prior periods.

                                                             2001                                 2000
                                                             ----                                 ----
                                                    Sales            Average              Sales            Average
                                                   Volume            Prices              Volume            Prices
                                                   ------            ------              ------            ------
Three months ended September 30,
              Gas (Mcf)                              623,856        $  3.26               811,854          $  4.42
              Oil  (Bbls)                             13,171        $ 24.16                13,620          $ 29.80

Nine months ended September 30,
              Gas (Mcf)                            1,957,810        $  5.40             2,242,497          $  3.54
              Oil  (Bbls)                             38,256        $ 25.19                47,253          $ 26.92


Lease operating expenses increased 100% and 59% respectively for the three and nine months ended September 30, 2001 as compared to the same periods of 2000. The increase primarily reflects the higher costs of H2S removal from three wells added to production during the previous quarter along with higher operating costs associated with the de-watering phase of the CBM pilot program initiated in 2001. Production taxes fluctuated proportionately with the gas and oil revenues compared to the previous periods.

Exploration expense decreased 6% for the current quarter and increased 77% for the nine months ended September 30, 2001 as compared to the prior year periods. The increase in the year to date period over the prior year of 2000 is due to accelerated exploration activity levels initiated during the period. For the nine months ended September 30, 2001, exploration expenses included $2,269,000 for dry hole costs while the comparable prior year period contained $1,127,000. Impairment expense decreased 60% to $351,000 and 20% to $1,315,000 over the respective prior periods. This decrease for the current quarter is primarily attributable to a lower lease expiration rate impacting the Company's Williston Basin acreage. The year-to-date decrease reflects a lower lease expiration rate impacting the Company's Williston Basin acreage while offset by an increase of $152,000 in the impairment provision, primarily for marginal Williston Basin producing properties.

Depreciation, depletion and amortization increased by 33% and 38%, respectively, over the comparable prior year periods. The current quarter and year to date increases were due primarily to increasing depletion rates on maturing gas wells reflecting their lower remaining reserve volumes as estimated by the Company at the end of the period. In addition, depreciation increased over the comparative prior year periods reflecting the increased investment in equipment expanding the Paloma lease gas gathering system's production capacity in the latter half of year 2000.

General and administrative expense increased by 27% for the current quarter and year-to-date periods over the comparative prior periods, reflecting the higher sustained levels of Company operations and was due primarily to increased salaries, wages and benefits associated with staff increases subsequent to September, 2000. Also contributing to the increase were higher costs for property and liability insurance and investor relations and associated compliance reporting activities. Year to date interest income reflects the higher cash reserve levels over the comparative prior periods, offset marginally by declining interest rates during 2001. Income tax expense for the current quarter remained constant over the prior quarter reflecting management's revised estimate of total taxable income for the current year, as well as refinements made to its original projections of future years' taxable income. For the respective nine month periods, total tax expense was 10.4% of pretax income in 2001 compared to 3.1% in 2000.


DRILLING ACTIVITIES

During the first quarter of 2001, the Company entered into a joint venture with Saxet Energy, Ltd. (Saxet) and Tom Brown, Inc. (Tom Brown) covering TXCO's 100,000 acre Comanche Ranch prospect. The Company sold a 50% working interest (Saxet 20% and Tom Brown 30%) in its rights below the base of the San Miguel formation for cash. Also during the first quarter the joint venture partners initiated a proprietary 78-square mile 3-D seismic survey. During the second quarter, data collection was completed with additional data processing expected to be completed by November 2001. Based on early interpretation of the western-most portion of the seismic survey, a well targeting the Glen Rose formation began drilling in June. During the current quarter, a completion was attempted in the Glen Rose formation but found the reef to be water bearing. Additional completion attempts in the overlying Georgetown and Austin Chalk formations did not encounter economic quantities of hydrocarbons. The extent of this ongoing drilling program will be determined upon completion of processing of the entire 3-D seismic survey. The partners continue to expect the new 3-D survey data will confirm and potentially expand the existing Glen Rose reef inventory on their target acreage which currently consists of over 40 reef prospects.

In February 2001, the Company significantly expanded its growing CBM prospects, and exercised its option to purchase a five-year oil and gas lease on the shallow rights on 157,000 acres of the Chittim Ranch acreage in Maverick County, Texas. With some exceptions, the Company controls drilling rights from the surface to the base of the San Miguel formation. The Company's average working interest in the new Chittim lease is 99.3%. With this acquisition, the Company now has over 250,000 contiguous acres prospective for CBM gas production. Also during the first quarter, the Company acquired 13 well bores on its adjoining Comanche Ranch lease prospective for CBM development. During the second quarter, the Company acquired an additional 48 well bores on the lease. Todate, the Company has acquired a total of 103 existing well bores from previous operators on the Comanche Ranch lease. Ongoing evaluation of geologic and available historic well data indicates that approximately 93 of the well bores appear prospective for re-completion as CBM producers, while the remaining well bores may be suitable for future conversion to disposal or injection wells.

During the first quarter of 2001 the Company initiated drilling activities on seven new wells and re-entered eleven CBM well bores. Six of the seven wells drilled found economic quantities of hydrocarbons. The Briscoe-Saner #2-25 (100%
WI) was completed as an Austin Chalk oil well at 2,390 feet. The second well, the Briscoe-Saner #3-25 (100% WI) was drilled to test a Glen Rose reef and the underlying Sligo formation but did not encounter economic quantities of hydrocarbons in either formation and was plugged and abandoned. The Company's third well was the Comanche Ranch #7-110 (100% WI), an Olmos test well. The well was drilled to a depth of 1,100 feet, encountered 14 feet of Olmos sand pay and flow tested at an absolute open flow rate of 1.5 MMcf gross per day on flowing tubing pressure of 380 psi. The well was completed and placed on production as a gas well during the second quarter.

The fourth well, the Paloma "E" #1-53 (62.5% WI), was drilled to a total depth of 5,290 feet, was completed as a Glen Rose reef gas well and placed on production on March 31. The well had an absolute open flow test of 8.5 MMcf gross per day on flowing tubing pressure of 1,156 psi. The fifth well, the Comanche Ranch #1-34 (100% WI), another Olmos test well, was drilled to a depth of 1,390 feet and remains under evaluation. The Burr #2-31 (100% WI), well number six, was drilled to the Glen Rose formation at 5,280 feet. This well was completed and placed on production in April with an initial flow rate of 2.0 MMcf gross per day on flowing tubing pressure of 1,780 psi. The final well drilled during the first quarter was the Chittim "B" #1-83 (100% WI), another Olmos test targeting the Olmos sands and coals. The well reached total depth of 1,390 feet early in the second quarter, found both targets and currently awaits further completion procedures.

During the second quarter the Company, as operator, initiated drilling of nine wells on its core Maverick Basin acreage. Four wells tested formations from the Austin Chalk to the Glen Rose intervals while the remaining five wells targeted the San Miguel formation and the Olmos sands and coals. The Paloma "E" #1-192 (62.5% WI), originally a Glen Rose reef test, reached total depth in early May. While not encountering economic levels of hydrocarbons in the targeted reef, the well was completed as a gas well in the overlying McKnight formation. The Burr #3-31 (100% WI) was drilled and completed in a targeted Glen Rose reef. The new reef well had an absolute open flow test of 4.6 MMcf per day on flowing tubing pressure of 1,700 psi and was placed on production in late June. The Johnston #1-232 (68.8% WI) (the Johnston lease was formerly the Alkek lease) was drilled and completed as an Austin Chalk oil producer at a depth of 1540 feet. The Kincaid #1-218 (50% WI) was drilled to a depth of 5,053 feet and completed in the McKnight formation late in the current period, while initial production is now pending the evaluation of additional gas processing facilities.

Five wells drilled during the second quarter on the newly acquired Chittim Ranch lease targeted the Olmos sands and coals and the deeper San Miguel formation. The Chittim B #1-150 (100% WI) was drilled to 1,313 feet, was perforated and acidized in the Olmos coal formation. The Chittim "B" #1-607N (100% WI) was drilled to the Olmos formation, perforated in the San Miguel formation and currently awaits further completion procedures. The Chittim "B" #1-609 (100%
WI), was drilled in May, targeted the Olmos coals, did not encounter economic quantities of hydrocarbons and was plugged and abandoned. Drilling of the Chittim "B" #1-58 (100% WI) started in late May and was perforated and acidized in the Olmos coal formation. Drilling on the Chittim "B" #1-97 (100% WI) started in early June targeting the San Miguel formation and the deeper Olmos sands and coals, found all three targets and is presently awaiting completion. Although four of the five wells drilled encountered the targeted Olmos coals, the prospect of establishing future CBM production from outlying locations will occur with the addition of dewatering/production facilities after additional wells are drilled or re-entered.

Also during the second quarter the Company, in conjunction with the U.S. Geologic Survey (USGS), continued its extensive engineering and geologic study of its CBM acreage. The joint effort by TXCO and the USGS to study the quality, aerial extent and thickness of the Olmos coals is continuing. During the second quarter, the USGS drilled two CBM wells on the Comanche lease under its agreement with TXCO in addition to performing desorption test on four additional wells. The Comanche Ranch #1-613 (100% WI) was perforated, acidized and awaits final connection, while the Comanche Ranch #1-117 (100% WI) remains awaiting completion.

During the third quarter ended September 30, 2001 the Company participated in drilling five new wells, ending the period with four wells in progress and successfully completing one new gas producer. The Paloma "E" #2-110 (62.5% WI), was drilled to a total depth of 6,205 feet. While the targeted Glen Rose reef contained water, the well was plugged back, completed in the McKnight formation and remains under evaluation. The Burr #1-17 (100% WI) was drilled to a total depth of 5,210. Completion was attempted in both the Glen Rose and McKinght formations. Neither zone encountered economic quantities of hydrocarbons. The well is currently shut in awaiting its conversion to a salt water disposal well. Next, the Chittim 1-141 (48% WI), was drilled with a horizontal displacement of 3,750 feet in a Glen Rose shoal at a vertical depth of 5,300 feet. This new gas well tested at an absolute open flow rate of 4.7 MMcf per day, was placed on production on October 2, and is currently delivering 2,000 Mcf of gas per day on flowing tubing pressure of 1,300 psi. The Company believes the new well has established at least 12 locations that qualify as proved undeveloped reserves. Internal engineering estimates of expected reserve additions from the new well and the 12 locations are approximately 8 Bcfe (net) of proved undeveloped reserves based on 320-acre spacing. The fourth well, the Radicke-Wipff #1-81 (60 % WI) was drilled to the Glen Rose formation and subsequently proved to be dry and was plugged and abandoned. Drilling of the Briscoe Saner #2-47 (100% WI) began late in the third quarter and was completed to a depth of 5,264 feet, targeting a Glen Rose reef. This new reef well tested at an absolute open flow rate of 113 MMcf per day. The well was placed on production on November 2, and is currently delivering 2,000 Mcf of gas per day on flowing tubing pressure of 1890 psi.


RE-ENTRY ACTIVITIES

During the first quarter the Company re-entered 11 existing well bores to develop the coal zones in the Olmos formation on its Comanche lease. Nine of the wells were perforated and acidized with six of these undergoing additional fracturing procedures. These wells were connected to production equipment in April and have commenced the process of dewatering and production of gas. The remaining two wells were perforated and acidized in the second quarter. One well was connected to production equipment for dewatering and the remaining well is being used to monitor pressure within the formation.

During the second quarter an additional eight existing well bores were re-entered to further develop CBM production on the Comanche lease. While one well bore was deemed unusable, seven were perforated and acidized with three of these undergoing additional fracturing procedures. All of these wells were connected to production equipment and have commenced the process of dewatering the coals.

During the third quarter the Company re-entered 19 existing well bores resulting in 11 new CBM well completions, one new Georgetown gas well completion and three re-entry wells in progress, while four re-entry wells were plugged and abandoned. TXCO has accelerated its aggressive CBM de-watering pilot program on the Comanche lease by adding these 11 additional CBM wells to the pilot program. Though quantities of CBM gas have increased, the overall gas volumes currently being produced are not yet economic because the reservoir water pressure has not yet decreased below the level necessary for gas to desorb from the coal. The Company anticipates moving to Phase II CBM production during 2002, wherein water production would significantly decline and gas production rates would continue to increase, eventually reaching profitability. The CBM Pilot program now features 33 wells currently being de-watered. TXCO owns a 100% WI in its CBM prospective acreage and existing wells. For 2001 year to date, 41 CBM wells have been drilled or re-entered, surpassing the original 36-well target component of TXCO's original 2001 drilling program.

During the second quarter of 2001, the Company had re-entered two existing well bores on its Burr lease which were plugged and abandoned by their previous operator. While acidizing the perforations in the Georgetown formation for conversion to a salt water disposal well, the Burr #1-48 began to flow an economic quantity of natural gas. The well was placed on production and is currently producing 45 Mcf per day with flowing tubing pressure of 430 psi.
During the current quarter the Burr #1-49 was re-entered in an attempt to convert the well to a salt water disposal well. This re-entry attempt also resulted in the establishment of a flow of natural gas. The Burr #1-49 is currently producing 33 Mcf per day with flowing tubing pressure of 145 psi.

Also during the third quarter, TXCO geologists identified yet another potential productive zone in another portion of its lease holdings in the prolific
Maverick Basin. A well-defined area has been mapped in the Escondido Sands (1,000 ft. - 1,200 ft.) which lay above the Olmos zone on a 12,000-acre portion of TXCO's Comanche lease. TXCO applied a fracture stimulation program to four existing well bores that appears to be very effective. Company engineers are evaluating the initial production characteristics resulting from the fracture procedures. Recent initial flow rates from one of the re-entered wells exceeded 400 Mcf per day from this shallow gas horizon. The Company continues to monitor this new production closely and is optimistic that significant additional proved undeveloped reserves will be added to TXCO's proved gas reserves from these activities in the coming months. Currently, Company engineers have identified at least nine additional offset drilling locations which the Company hopes to add to its drilling program in 2002.

For 2001 year-to-date, the Company has drilled or re-entered 65 new wells, surpassing its original 2001 drilling program target of 51 wells. Not including wells remaining in progress, 2001 year-to-date drilling and re-entry activities have resulted in an 87% overall success rate.

Throughout the nine month period ended September 30, 2001, Blue Star Oil & Gas (Blue Star) has indicated to TXCO that work is progressing under a revised timetable in the application of various enhanced 3-D seismic processing techniques on its Jurassic formation 3-D seismic database. This database includes the 47 square miles of Jurassic formation seismic field data Blue Star acquired on a portion of TXCO's existing Paloma and Kincaid leases, in addition to seismic field data covering Blue Star's adjacent 191,000 acre Chittim Ranch lease. During this period and subsequent to September 30, 2001, Blue Star and TXCO have maintained discussions regarding the status of Blue Star's compliance with the terms and intent of their original joint operating agreement. TXCO continues to review its options under the agreement in order to confirm the project is not being unreasonably delayed and to further assure the ultimate development of the project.

Should Blue Star fail to meet its remaining performance and/or financial obligations on a timely basis as required under the agreement, its existing option to drill up to two exploratory Jurassic wells will terminate and financial penalties will be incurred by Blue Star. Pursuant to the agreement, Blue Star must drill a well on TXCO's lease acreage which penetrates the Jurassic formation in order to earn any ongoing interest in the deep rights on the subject 50,000 acre portion of TXCO's Maverick County acreage block. Should Blue Star's option terminate, TXCO is confident it will be able to attract additional industry participation, allowing the Company to accelerate the exploration of this potential new gas horizon.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated or expected prices, production volumes, reserve levels, number of drilling locations and sources, levels, timing and costs of financing. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements.

The Company undertakes no obligation to update any information contained in this report or to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances that occur, or which the Company becomes aware of, after the date hereof. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new natural gas and oil reserves, the price for which such reserves can be sold, environmental concerns effecting the drilling of natural gas and oil wells, as well as general market conditions, competition and pricing.

More information about potential factors that could affect the Company's operating and financial results is included in TXCO's annual report on Form 10-K for the year ended Dec. 31, 2000, and the quarterly reports on Form 10-Q for the periods ended March 31, 2001, and June 30, 2001, all of which are on file, together with the Company's other filings at the Securities and Exchange Commission, can be viewed on TXCO's Web site at www.txco.com and copies of which are available from the Company without charge.

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

Date:  November 13, 2001