Form 10-K
period 2001-12-31
EXPLORATION CO OF DELAWARE INC
filed 2002-03-29
CIK 313395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                          COMMISSION FILE NUMBER 0-9120


                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                    84-0793089
         (State or other jurisdiction of               (I.RS. Employer
          incorporation or organization)              Identification No.)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant is $44,926,311 based upon the average of the high and low bid price of such stock as reported by the NASDAQ Small-Cap Market under the symbol TXCO on March 15, 2002.

     The number of shares outstanding of the Registrant's Common Stock as of March 15, 2002 was 17,397,049 of which 14,515,771 shares were held by non-affiliates.

     Documents Incorporated by Reference:   NONE


                                    INDEX AND CROSS REFERENCE SHEET


                                                       PART I                                                  PAGE

Item 1.      Business.....................................................................................        3

Item 2.      Properties...................................................................................       14

Item 3.      Legal Proceedings............................................................................       21

Item 4.      Submission of Matters to a Vote of Security Holders..........................................       21


                                                       PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters..................................................................       22

Item 6.      Selected Financial Data......................................................................       22

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................................       23

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................................       31

Item 8.      Consolidated Financial Statements and Supplementary Data ....................................       32

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................................................       32


                                                      PART III

Item 10.     Directors and Executive Officers of the Registrant...........................................       32

Item 11.     Executive Compensation.......................................................................       34

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management...............................................................................       36

Item 13.     Certain Relationships and Related Transactions...............................................       38


                                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..........................................................................       38

Signatures................................................................................................       40

Audited  Consolidated Financial Statements of The Exploration Company.....................................      F-1

                                     PART I

ITEM 1.  BUSINESS
                         GENERAL DEVELOPMENT OF BUSINESS

The Exploration Company (the "Company" or "TXCO") was incorporated in the State of Colorado on May 16, 1979, for the purpose of engaging in oil and gas exploration, development and production and became publicly held through an offering of its common stock in November 1979. In May 1999, the Company changed its state of incorporation from Colorado to Delaware, becoming The Exploration Company of Delaware, Inc. The Company continues doing business as The Exploration Company and its trading symbol on the Nasdaq Stock MarketSM remains TXCO. Effective in January 2000, the Company changed its annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31.

Throughout its history, the Company's primary focus has been oil and gas exploration and production. Its long-term business strategy has been to acquire undeveloped mineral interests and to develop a multi-year inventory of drilling prospects internally through the application of state of the art technologies, such as 3-D seismic and enhanced horizontal drilling techniques. The Company strives to discover, develop and/or acquire more oil and gas reserves than it produces each year from these internally developed prospects. As opportunities arise, the Company may selectively participate with industry partners in prospects generated by TXCO as well as by other parties. The Company also attempts to maximize the value of its technical expertise by contributing its geological, geophysical and operational core area competencies through joint ventures or other forms of strategic alliances with well capitalized industry partners in exchange for carried interests in seismic acquisitions, leasehold purchases and/or wells to be drilled. From time to time, the Company offers portions of its developed and undeveloped mineral interests for sale. The Company finances its activities primarily through internally generated operating cash flows, while combining debt financing, equity offerings or sale of interests in properties when favorable terms or opportunities are available.

Prior to 1992, the Company's revenues were derived principally from the sale of natural oil and gas production from working, royalty and mineral interests, as well as sales of mineral interests acquired through leasing activities. From 1992 through 1996 the Company expanded its scope of activities by entering the then emerging alternative fuels vehicle conversion business through the creation of its ExproFuels division. In 1996, Management redirected its focus and resources to its core oil and gas exploration and production business.
Accordingly, the ExproFuels division was incorporated and majority equity interest spun-off via stock dividend to TXCO shareholders.

The continued availability of new equity and debt capital in 1998 through 2001, combined with the re-investment of TXCO's growing positive cash provided from operations, reaffirmed Management's ongoing strategy for improved shareholder value by maintaining its focus on its core business of oil and gas exploration and production. This strategy has allowed the Company to attract recognized industry partners, expand its core area leasehold acreage, increase its 3-D seismic database and interpretative skill set, and dramatically grow its reserve base while maintaining a conservative debt profile and growing through its drill bit success. Although measured progress was achieved during the year ended December 31, 2001, TXCO experienced the same challenges as many U.S. based exploration and production companies given the current industry conditions, the continuing volatile commodity price environment and tragic world events. In response to deteriorating market dynamics, prior to year-end 2001 the Company curtailed its record level drilling activities, conserving liquidity while awaiting meaningful improvements in industry conditions. Even though it significantly reduced its discretionary cash expenditure levels during the last quarter, the Company finished the year with a working capital deficit of over $1,550,000 at December 31, 2001. The combination of price volatility in commodity, exploration and operating costs together with slightly declining production from its older, maturing gas wells resulted in marginally lower operating revenues of $14,509,000 and a net loss of $50,283 for 2001 as compared to revenues of $14,731,000 and net income of $6,761,000 in year 2000. While no similar benefit was reflected in 2001 earnings, net income for 2000 included the impact of a deferred federal income tax benefit of $5,232,700 reflecting the cumulative future tax benefit of a portion of its net operating loss carry forwards from past losses.

The Company was otherwise successful in achieving significant progress and record growth during 2001 in many key areas of operations. Record 2001 results included a 339% reserve replacement, an increase of 9.06 Bcfe of gas reserve additions from 73 drilled or re-entered wells with an 81% success rate, and record positive cash provided from operations of $8,564,000. The following table illustrates key features of the Company's continuous development over the 4 fiscal years presented.

                                                                Dec-2001        Dec-2000       Aug-1999       Aug-1998
                                                                --------        --------       --------       --------
No. of new gas wells added                                            54               6              6              4
No. of new oil wells added                                             9               3              2              2

Gas Production in Mcf                                          2,673,000       2,965,000      2,813,000        713,752
Gas Reserve Additions (Mcf) from drilling                      8,664,000       2,126,000      2,803,000      4,541,500

Oil Production in Bbl                                             50,000          60,000         82,000         79,138
Oil Reserve Additions (Bbl) from drilling                         66,000           5,000         32,000         70,700

Operating Revenues                                           $14,509,487     $14,731,116     $7,497,375     $3,048,277
Net Income (Loss)                                            $   (50,283)    $ 6,761,935     $  931,545    ($8,417,218)
Net cash provided (used) from operations                      $8,564,022     $ 6,529,838     $3,858,204   ($ 1,185,050)

Non-developed Texas acreage leased                               372,000         365,000         95,000         56,000
Non-developed  Williston Basin acreage leased                    105,000         302,000        380,000        543,000


Over the last four years, TXCO has developed its natural gas production base significantly. This overall growth is primarily attributable to ongoing drilling activities and the acquisition of significant new non-developed leasehold acreage in the Company's core area of operations, the Maverick Basin of South Texas. The growth is also reflected in the changed mix in leasehold: expansion in Texas acreage acquisitions, versus reduction in the Williston acreage through expiration or sales of maturing leases. During the same periods, operating revenues were significantly impacted by commodity price fluctuations, as the industry struggled to regain its momentum after the crash in oil and gas prices in 1997 and 1998.

While the Company's production levels trended upward from 1998 to 2000, operating profitability was finally established during 1999 for the first time in TXCO's recent history, overcoming 1999's erratic commodity prices. Improvements in gas prices during 2000 allowed TXCO to maintain its profitability, providing record levels of cash from operations which were further leveraged through drill bit success from growing exploration activities. During 2001 realized gas prices ranged from over $10.50 per Mcf in January to a low of $1.26 per Mcf in October. While profitability was not sustainable in 2001 due in large part to continued volatility in oil and gas prices, TXCO's continued drill bit success added over 9.06 Bcfe of proved reserves and established a record reserve replacement of 339%. The reserve additions far exceeded the Company's 2001 production levels, and compared most favorably to the recent domestic U.S. industry reserve replacement rate of 144%, as published by the U.S. Department of Energy. Proved reserves increased 126% by year-end and year over year equivalent gas production decreased by 11% in 2001. The decrease is indicative of the maturing profile of the Company's existing Glen Rose reef gas wells, the primary source of TXCO's historical gas production. In 2002, the Company expects to significantly grow its production levels by exploiting the record level of low risk, proved undeveloped locations contained in its growing oil and gas reserve base.

TXCO's operating strategy includes the pursuit of multiple growth opportunities begun in 2001 and carried over into 2002, based on diversification in exploration targets within its core area of operations. By aggressively expanding its surrounding lease holdings where geology indicates the likely continuation of known or prospective oil and gas producing formations, TXCO is well positioned to pursue new oil and gas reserves and expand its production base. The Maverick Basin offers this diversity in its multiple hydrocarbon bearing horizons. During 2001, the Company expanded its Maverick Basin lease block to over 372,000 essentially contiguous acres and successfully completed a record 54 new gas wells in diverse horizons including the Glen Rose, the Olmos coals, the Escondido sands, the McKnight and the Georgetown intervals. An additional 9 new oil wells were completed in varying horizons including the San Miguel, the Austin Chalk and the Edwards formations.

During 2001, the Company made significant strides in diversifying its oil and gas exploration efforts by identifying and pursuing the exploration of at least five new exploration targets in addition to targeting new Glen Rose reef-based gas production. Following up on its 63 new oil and gas well completions in 2001, new exploration targets for 2002, in descending depth order, are: first, developing additional gas production from the Escondido sands; second, accelerating Coal Bed Methane (CBM) gas production from dewatering Olmos coals; third, expanding water flood oil production from the San Miguel interval; fourth, continuing horizontal drilling for Glen Rose shoal gas production; and fifth, increasing efforts to initiate drilling by operating partners in pursuit of deep Jurassic formation gas. Each of these exploration targets has the potential to establish meaningful additions to TXCO's oil and gas reserves and significant numbers of new proved undeveloped and lower risk drilling locations. The enhanced risk profile and growth potential of the Company's exploration and development plans are evidenced by the robust 339% rate of reserve replacement during 2001. The Company estimates it has at least 225 Bcfe of net unrisked reserve potential to be developed on its existing acreage during the next three years.

Should its exploration and development plans progress as intended, the Company expects to continue the rapid growth of its oil and gas reserves in 2002 and to attain meaningful growth in oil and gas production levels. Pending further improvements in expected oil and gas prices going forward and the establishment of meaningful new levels of oil and gas production from its 1st quarter 2002 drilling results, TXCO has designed a conservative capital expenditure budget of $6.6 million for 2002. Initial plans target 19 new wells primarily aimed at expanding production and proved gas reserves from the Glen Rose interval. This level of expenditure is primarily dependent on TXCO maintaining sufficient positive operating cash flow levels, and also relies on approximately 1/3 of the expenditures to be funded from the Company's recently announced $25 million revolving credit facility with Hibernia National Bank. The initial borrowing base of $5 million is determined as a percentage of the discounted value of the Company's oil and natural gas reserves. Based on TXCO's continuing drilling success in 2002, the Company expects it will have sufficient working capital available to minimize required borrowings, continue growing its oil and gas reserve base and expects to return to profitability by year end. Although there is no assurance the Company will be successful in maintaining its ongoing drilling success at sufficient levels to return to profitability during 2002, Management retains its ability to modify its capital expenditure program consistent with its available liquidity in order to continue to meets its ongoing operating and debt service obligations.

                           PRINCIPAL AREAS OF ACTIVITY
OIL AND GAS OPERATIONS

Throughout 2001, the Company has been actively developing its core mineral interests in the Maverick Basin in South Texas, and re-evaluating its economic alternatives related to its remaining properties in the Williston Basin of North Dakota. These activities included the drilling or re-entry of 73 wells in South Texas during 2001. The increase in Maverick Basin drilling activity reflects the Company's continued ability to generate sufficient working capital from profitable internal operations and from industry sources, allowing for expansion of its Texas-based lease acreage holdings and natural gas exploration and production activities. Marginally decreasing Maverick Basin gas production during 2001 combined with historically high gas prices resulted in improved positive cash flows for the first three quarters of the year. However, the benefits were shortlived, as gas prices fell during the fourth quarter. Although crude oil prices also stabilized during the year, industry activity or interest has not returned to pre-1998 levels in the area of the Williston Basin where most of the Company's oil leases are located. The Company's strategy remains focused on its core gas producing and higher margin exploration activities in the Maverick Basin.

MAVERICK BASIN

The Company has owned at least a 50% leasehold interest in over 50,000 contiguous acres in Maverick County, Texas since 1989. These holdings have increased to 372,000 acres through 2001. Originally the lease block consisted of two leases, the Paloma with 33,000 acres and the Kincaid with 17,000 acres. The lease block is situated on the Chittim Anticline, a large regional structure, under which hydrocarbons have been found in as many as seven separate horizons dating back over 65 years. One of these zones is the Lower Glen Rose or Rodessa interval. It is a carbonate formation that has produced billions of cubic feet of natural gas from patch reefs within the zone. Past development in the area was halted due to the inability of previous operators to accurately predict the location of these porosity-bearing reefs. Ten years ago, utilizing new technological advances, the Company applied an innovative processing method to the 2-D seismic available in the area and confirmed a method of locating these porosity intervals.

Between 1993 and 1998, the Company expanded its in-house geophysical database to include multiple 3-D seismic surveys totaling over 55 square miles, covering approximately 36,000 acres of its Maverick Basin leases. Company geologists and geophysicists conclusively identified and mapped numerous geological formations at various depths on its leases. The mapping has provided numerous drilling alternatives for future evaluation of the multiple horizons known to be productive for oil and/or gas within and around its leases in the Maverick Basin. Consistent with the capital resources available, the Company has been selectively developing the Glen Rose interval, while the shallower intervals have provided alternative completion targets for these underlying reefs.

From 1989 to 1998, TXCO participated in the drilling of 26 wells in the Maverick Basin, with increasing degrees of drilling success. By the end of 1998, TXCO's daily net gas production from its Maverick Basin properties reached 1.96 MMcf (million cubic feet) from 16 gas wells. While 100% successful in locating Glen Rose patch reefs, the Company's geologists and geophysicists could not distinguish between those containing hydrocarbons and those containing water. Management continued to review technical data gained with the drilling of each well, to modify its seismic interpretation model and improve its ability to distinguish between water-filled reefs and gas-filled reefs in expanding the geologically defined area known as the Prickly Pear Field. In 1998, 6 new gas well discoveries in succession on the Paloma Lease extended the Prickly Pear Field by several miles north and east of its previous recognized boundaries. The 6 wells produced gross daily production volumes ranging from 1 MMcf to 4 MMcf per well.

Fiscal year 1999 brought a continuation of growth in new production and revenues for the Company, as well as the expansion of TXCO's leasehold position over the Maverick Basin. During 1999, the Company acquired interests in over 39,000 acres of additional oil and gas leases contiguous to its Maverick Basin production, bringing its total lease position to approximately 90,000 acres at year-end. During the year, TXCO participated in drilling 10 gas prospects, resulting in 5 new gas wells, further expanding the known producing area of the Prickly Pear Field on the Company's Paloma lease. Four of the other wells were drilled on leases acquired during fiscal 1999, while one was located on the Company's Kincaid lease. All 5 of these step-out wells were at least 5 to 9 miles from the nearest Prickly Pear Field production. Their drilling resulted in 2 completed oil wells and 1 completed gas well during 1999. Of the other 2 step out wells, one was completed as a marginal gas producer in 2000.

The turn of the century brought many changes for TXCO. Effective January 1, 2000 the Company adopted a calendar year end of December 31, leaving the fiscal year end of August 31. During the 4 month transition period from August 31 through December 31, 1999, TXCO initiated drilling on 3 gas prospects, one each on its Paloma, Chittim and Alkek leases. This drilling resulted in 1 new gas reef well on the Paloma lease, 1 marginal gas well on the Chittim lease and 1 non-economic well on the Alkek lease which was plugged and abandoned. Expansion of the Company's 3-D seismic database also progressed during this period, as TXCO completed the acquisition of an additional 31,700 acres of seismic data over a portion of newly leased acreage contiguous and north of the Paloma lease. At January 1, 2000, leased acreage totaled approximately 115,000 acres. During the transition period, TXCO also completed negotiations and entered a joint operating agreement with Blue Star Oil and Gas, Ltd., for the development of its deep Jurassic prospect underlying its Paloma and Kincaid leases.

Calendar year 2000 marked a year of dramatic growth in numerous directions for TXCO as leasehold acreage, operating revenues and operating profits all reached record levels. During 2000, the Company's Maverick Basin core area lease block grew to over 365,000 acres primarily due to two transactions. The Company acquired lease interests consisting of all depths under 95,000 acres on the Comanche Ranch in March plus an option to lease the shallow depths above the base of the San Miguel formation on 150,000 acres on the adjoining Chittim Ranch in June. Both leases are prospective for CBM production and various shallow oil and gas bearing zones above the base of the San Miguel formation. In addition, the Comanche lease covers all depths including the deep Jurassic interval. The Chittim lease option was exercised in January 2001.

TXCO participated in drilling a total of 25 new gas, oil or CBM prospects and 2 re-entries during 2000. Of the drilled wells, 5 were completed as producers, with 2 Paloma gas wells, 1 marginal Kincaid oil well, 1 marginal Chittim gas well and 1 marginal Chittim oil well. Both of the re-entry attempts resulted in marginal completions, including 1 Chittim gas well and 1 Paloma oil well. A total of 14 wells remained in progress at year-end 2000.

Included were 7 new CBM wells involved in the initial stages of an ongoing dewatering pilot program on the Comanche lease. Of the remaining 7 wells, 1 Burr gas well. 1 Burr oil well and 1 Williston basin oil well were completed during 2001. The remaining 4 wells are in varying stages of completion at year end 2001and include 2 Paloma wells, and 1 well each on the Alkek and Wipff lease in Texas.

CBM GAS PILOT PROGRAM

TXCO ended 2001 firmly entrenched at the forefront of Texas-based exploration for CBM gas production. The United States Geological Survey (USGS) credited TXCO with the establishment of the first CBM field in Texas, recognizing the Company's Farias #5-110 well, completed in April 2001, as the discovery well. The Texas Railroad Commission assigned the name "Sacatosa (CBM Olmos) Field" to the extensive coal deposits which extend across approximately 250,000 acres of TXCO's lease block under its Comanche and Chittim leases. Eager to encourage the continuing development of this potential new source of CBM gas, the USGS formed a cooperative research effort with TXCO to determine the gas in place, rank, quality, extent and thickness of the Olmos coals in order to fully assess the resource potential of the new CBM field. The USGS drilled two CBM wells on the Comanche lease with TXCO under their agreement, collecting extensive amounts of samples and data for further laboratory testing and evaluation. Extensive desorption and adsorption tests on these wells as well as 10 additional core tests confirmed the coals were gas-saturated. Published coal quality data confirmed the Olmos coals are classified as having the favorable ranking of high-volatile C bituminous coal, which is preferable for potential CBM production. Additional measurements indicated samples of Olmos coal from the Sacatosa (CBM Olmos) Field from varying depths contained quantities of CBM gas ranging to as much as 350 standard cubic feet per ton of coal. Further study confirmed the thickness, depth and gas content of the Olmos coals were similar to coals in other established and commercially productive CBM basins such as the Black Warrior in Alabama, the Cherokee Basin in Oklahoma and the Raton Basin in New Mexico and Colorado.

Based on the encouraging results of its exploratory core and well drilling program for CBM gas in 2000 and 2001, TXCO significantly expanded its CBM activities in 2001 by drilling or re-entering 44 prospective CBM wells and establishing 4 separate CBM pilot projects. TXCO is currently dewatering 34 of the wells in its CBM pilot program targeting CBM gas production from the multiple seams of high-volatile bituminous coal present under its leases. Current CBM production from these pilot projects has reached as much as 175 Mcf per day, with water production approaching 2000 barrels per day. Though quantities of CBM gas are still increasing, the overall gas volumes currently produced have not yet reached economic levels. Additionally, adsorption analysis indicates that the reservoir pressure has not decreased below the level necessary for the CBM gas to desorb from the coal. The Company expects to establish economic production quantities of CBM gas during the second half of 2002.

SAN MIGUEL OIL WATER FLOOD PROJECTS

The large volume of water typically produced in the dewatering phase of CBM production normally represents a significant component of the operating expense in the production of CBM gas. However, in conjunction with its CBM dewatering projects, TXCO has engineered a synergistic water disposal cost reduction program to dispose of the CBM water into a neighboring formation. In September 2001, TXCO initiated a water flood injection pilot program targeting oil production from the San Miguel formation, located about 400 feet below the base of the Olmos coal interval. A proven San Miguel water flood oil-field directly offsets the northern boundary of TXCO's Comanche lease. Conoco's Sacatosa (San Miguel) Field has produced over 40 million barrels of oil and 19 Bcf of gas since its discovery in 1956. Conoco began water flooding the San Miguel sand interval in 1966 and continues to successfully operate the huge field. Initial geologic and engineering studies indicate the San Miguel sand interval under the Comanche lease is a look-alike structure in size and structural position relative to Conoco's adjacent San Miguel water flood field. Using its increased volumes of CBM water production, TXCO added a second San Miguel water flood pilot subsequent to year-end 2001. Additional operating efficiencies were gained by re-entering existing vertical well bores as prospective San Miguel oil producers. Company engineers selected and re-entered existing horizontal well bores in close proximity to the vertical wells in each of the pilots for recompletion as water injection wells. To date, initial response from these early stage water injection pilots has been very encouraging. TXCO hopes to add significant additional proved oil reserves during 2002 from the planned expansion of its new San Miguel water flood program.

GLEN ROSE REEF OIL DISCOVERY

During 2001, the Company significantly advanced its joint venture with Saxet Energy, Ltd. (Saxet), a privately held Houston exploration company, and Tom Brown, Inc. (NasdaqNM: TMBR), a $1 billion Denver based independent covering TXCO's 100,000 acre Comanche Ranch prospect. The Company sold a 50% working interest (Saxet 20% and Tom Brown 30%) in its rights below the base of the San Miguel formation. During 2001 the joint venture partners completed the acquisition of a proprietary 100-square mile 3-D seismic survey covering the western half of the Comanche Prospect, including Saxet's Cinco Ranch lease on the western flank of the Comanche acreage. Based on early interpretation of the western-most portion of the seismic survey, a well targeting the Glen Rose formation was spudded in June 2001 on the Cinco Ranch portion of the prospect. Unfortunately the reef was water bearing. Additional completion attempts in the overlying Georgetown and Austin Chalk formations did not encounter economic quantities of hydrocarbons. By year-end 2001, the partners completed the acquisition and processing of the entire 3-D survey. An additional 30 seismically defined Glen Rose reefs were identified and a second well was planned targeting a particularly attractive prospect on TXCO's Comanche lease which contained evidence of multiple Glen Rose reefs stacked over a previously unidentified structure.

Subsequent to the end of the year, Saxet spudded the Comanche 1-111 well in February 2002, the first well to target a Glen Rose reef on the Comanche lease since its acquisition. The well encountered significant oil flows from a depth of approximately 6,500 feet. The well produced approximately 5,000 barrels of light crude oil in a 24-hour period before the operator was able to stop the flow. The well was subsequently completed and tested rates up to 3,600 BOPD on a 28/64" choke with tubing pressure of 495 psi before being curtailed due to a lack of surface facilities to handle the large volume of oil. The well has been continually flowed at a rate of 500 BOPD on a 10/64" choke with tubing pressure of 735 psi over a week later. TXCO (50%WI) and its partner Saxet (50%) have established the oil discovery is in a large reef complex approximately 850 acres in size with 55 feet of net pay. Drilling on a delineation well commenced March 27, 2002. The Comanche 1-2 well was spudded approximately 4,500 feet northeast of the Comanche 1-111 discovery well. The Company and its partner are in process of filing an application for the establishment of new field discovery allowable producing rules. The Company believes the Texas Railroad Commission will establish an allowable rate of up to 1,000 barrels of oil per day on wells in the new field. Although reserves have not been determined at this time, TXCO expects that they will significantly impact the Company.

This discovery, while potentially very important by itself, may lead to additional discoveries from other reefs situated similarly across the Comanche lease. The Company is currently in process of modifying its original 2002 drilling schedule to accommodate additional Comanche lease Glen Rose wells targeting oil bearing reefs. Due to the success of the Comanche 1-111 oil well, TXCO expects to realize a material increase in its borrowing base under its recently announced reserve backed Credit Facility with Hibernia National Bank. This new component of TXCO's growing reserve base is another strong confirmation of the multiple horizon/completion characteristic of the Company's lease block in the Maverick Basin.

GLEN ROSE SHOAL HORIZONTAL GAS DISCOVERY

During the third quarter of 2001, TXCO announced the discovery of a horizontal Glen Rose shoal gas play on a portion of its Chittim lease. Company geologists had detected the presence of a large carbonate shoal (or carbonate "sand" bar) located within the Glen Rose interval. The target area provided good well control from nearby vertical producing wells which had logged or otherwise penetrated the structure while attempting completions in other oil or gas-bearing horizons. Based on their knowledge of the interval, Company engineers designed a well with a horizontal displacement of 3,750 in a promising and well-defined section of a large Glen Rose shoal at a vertical depth of 5,300 feet. The Chittim 1-141 gas well (48% WI) was completed in September 2001 with a calculated absolute open flow rate (AOF) of 4,690 MMcfpd with flowing pressure of 1,300 psi. The well was placed on production on October 2, 2001 at a rate of 2,042 MMcfpd with flowing pressure of 1,360 psi. Based on this discovery, Company engineers identified 12 proved, undeveloped locations from the targeted Glen Rose shoal. At December 31, 2001 the Company's independent engineering firm estimated the proved undeveloped reserves represented by the 12 locations to be
5.3 Bcf of natural gas. TXCO plans for 2002 include drilling 6 low-risk horizontal Glen Rose shoal wells commencing in February 2002.

Subsequent to the end of the year, TXCO spudded the Chittim 1-142 (48% WI) on February 5, 2002. The well was drilled to a vertical depth of 5,350 feet with a horizontal displacement of 3,650 feet and completed as a horizontal gas well in March 2002 with a calculated AOF of 7.1 MMcfpd. The Company plans to drill at least 5 additional horizontal Glen Rose shoal gas wells during the balance of 2002.

 MAVERICK BASIN DRILLING ACTIVITY RECAP

TXCO participated in drilling a total of 73 new gas, oil or CBM prospects including 25 drilling wells and 48 re-entries during 2001. Of the 25 drilling wells, 11 were completed as producers, with 3 Paloma gas wells, 3 Burr gas wells, 1 Chittim horizontal gas well, 1 Briscoe-Saner gas well, 1 Comanche gas well, 1 Briscoe-Saner oil well and 1 marginal Wipff oil well, while 5 wells were dry holes. A total of 9 drilling wells remained in progress at year-end. 40 of the 48 re-entry attempts resulted in completions, including 30 CBM gas wells, 4 San Miguel oil wells, 1 Escondido gas well, 2 Burr gas wells, and 3 new water disposal or injection wells. 1 re-entry remained in progress at year-end, while 7 were dry holes. At year-end, 34 CBM gas wells continued de-watering in the ongoing CBM pilot program on the Comanche lease, while 8 San Miguel oil wells were involved in the initial stages of the San Miguel water flood project.

At year-end December 2001, TXCO's net production reached 8.4 MMcf per day (gross
16.2 MMcf per day) from 72.47 net gas wells. At current gas prices, this production level would not allow the Company to generate sufficient working capital to entirely fund its 2002 capital expenditure program from internally generated operating cash flow. The expanding geophysical database, historical drilling results and the growing number of prospective formations targeted by the Company and its partners reaffirmed the Company's longstanding belief that it has significant exploration and development possibilities on its growing Maverick Basin lease block. At year end 2001, the Company held leases totaling over 372,000 acres and had accumulated 310 square miles of 3-D seismic data covering most of its Maverick Basin lease block. Based on the newly completed 78 square mile 3-D seismic survey over the western half of the Comanche lease, 30 additional Glen Rose reefs were identified, increasing the number of TXCO's fully 3-D imaged porosity-bearing Glen Rose patch reefs to 66 individual reefs scattered across its extensive acreage position. The Company's Comanche lease acquisition in 2000 included access to 70 miles of 2-D seismic data that indicate the existence of an additional 15 Glen Rose Reef locations on the eastern half of the 95,000 lease block. TXCO and its partners Saxet and Tom Brown expect to commission a new 3-D seismic survey over the eastern half of the Comanche lease prospect prior to the end of 2002. Based on current drilling activity levels, the 81 seismically defined patch reefs represent a potential four to five year drilling inventory.

JURASSIC FORMATION

Fiscal 1999 marked the year that the Company's concerted efforts resulted in a new joint venture to explore the potential of the Jurassic formation under its growing lease block. During 2000 and 2001 the Company, together with industry partners, made significant progress in expanding its 3-D seismic database over a much larger portion of the Maverick Basin.

Commencing in September 1999, Blue Star Oil and Gas, Ltd. (Blue Star), a Dallas based privately held exploration company, designed a 3-D seismic acquisition program over the 426 square mile area of the Maverick Basin targeted by the joint venture. The initiation of field data acquisition work continued throughout the year. The extensive data acquisition portion of the project was completed late in the third quarter of 2000. In November 2000, pursuant to its exploration joint venture with the Company, Blue Star confirmed that it had completed the seismic data acquisition phase and began processing the seismic data on the entire 426 square miles of 3-D seismic data, including 37,000 acres of TXCO leases and Blue Star's 190,000 acre Chittim Ranch lease. By year end 2000, Blue Star had shared with TXCO's Jurassic project management team the preliminary results from the data migration, processing and initial interpretation of the seismic study.

Based on the preliminary interpretations of the 3-D seismic study, all indications from Blue Star management confirmed they were preparing to drill the initial Jurassic test well on TXCO's acreage early in 2001. In March 2001 Blue Star contacted TXCO and announced Blue Star's decision to apply additional, enhanced 3-D seismic processing techniques on their entire Jurassic seismic database. Blue Star further advised that the prospective seismic processing would likely take several months to finalize and could cost an additional $1 million. By year end 2001, Blue Star had completed its enhanced 3-D seismic processing, had provided TXCO with a digitized seismic data set covering 164 square miles of the Maverick Basin and a proposed drilling location on the Paloma lease. Drilling should commence in early 2002. See further discussion on the most recent developments relating to the Jurassic Blue Star project as set forth in ITEM 2. PROPERTIES - Drilling Activity - Maverick Basin.

WILLISTON BASIN

 The Company participated in drilling a total of 14 wells during fiscal 1997 through 1998 in attempts to establish economic production and develop oil and gas reserves in the Red River and Lodgepole formations. Drilling activities were commenced prior to the collapse of oil and gas prices in late 1997 and early 1998 and were suspended by the end of 1998. During this same period, TXCO accumulated over 1,100 miles of 2-D seismic and approximately 64 square miles of 3-D seismic data covering approximately 40,800 acres of selected portions of its acreage in the Williston Basin. No new drilling was conducted by the Company in the Williston Basin during 1999 due to the continued unfavorable economics in the region. The continued volatility or weakness in crude oil prices rendered the production of marginal levels of oil with high associated water production, as is typical of many wells in the Basin, uneconomical. The Company participated in drilling 1 well (1.6% WI) in late 2000. The outside operated well was proposed on a spacing unit in which TXCO owned a fractional interest which it contributed to the unit. The well was completed as an oil well in 2001. Through 2001, the Company continued to re-evaluate all of its Williston Basin lease obligations, making lease extension payments on a selective basis, emphasizing those leases with particular geologic attributes or with adequate remaining primary lease terms. Consistent with Management's strategy to focus exploration efforts and resources on the development of its core producing area in South Texas, TXCO has maintained marketing efforts offering its remaining Williston Basin holdings to other exploration companies with a focus on this area.

For the year ended December 31, 2001, the Company's interests produced an average of 71 net barrels of crude oil per day from 4.26 net wells. At December 31, 2001 TXCO retained approximately 99,000 net acres of its original position.

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

During 2001, three purchasers of the Company's oil and gas production accounted for 57%, 30% and <10%, respectively, of total oil and gas sales. In the event any of these major customers declined to purchase future production, the Company believes that alternative purchasers could be found for such production at comparable prices.

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

                                       11
                                    EMPLOYEES

As of December 31, 2001, the Company employed 21 full-time employees including management. The Company believes its relations with its employees are good. None of the Company's employees are covered by union contracts.



                               GENERAL REGULATIONS

The extraction, production, transportation, and sale of oil, gas, and minerals are regulated by both state and federal authorities. The executive and legislative branches of government at both the state and federal levels have periodically proposed and considered proposals for establishment of controls on alternative fuels, energy conservation, environmental protection, taxation of crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, the Company is unable to predict what effect, if any, implementation of such proposals would have upon the Company's operations. A listing of the more significant current state and federal statutory authority for regulation of the Company's current operations and business are provided herein below.

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

FEDERAL AND STATE TAX CONSIDERATIONS

Revenues from oil and gas production are subject to taxation by the state in which the production occurred. In Texas, the state receives a severance tax of 4.6% for oil production and 7.5% for gas production. North Dakota production taxes typically range from 9.0% to 11.5% while Montana's taxes range up to 17.2%. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that the Company may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment. For Federal Income Tax purposes, the Company has net operating loss carry forwards of $14,300,000 which are scheduled to expire in 2006 - 2019. During 2000, the Company recognized a deferred federal income tax benefit of $5,231,000 reflecting the cumulative estimated future tax benefit of a portion of its net operating loss carry forwards from past losses. For 2001, this benefit was unchanged. See Notes to the Audited Consolidated Financial Statements.

                             CERTAIN BUSINESS RISKS

RELIANCE ON ESTIMATES OF PROVED  RESERVES AND FUTURE NET REVENUES:
DEPLETION OF RESERVES

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this report represents only estimates. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the present value of proved reserves for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain constant based on prices in effect at December 31, 2001. The following table details the prices used for these estimates for the respective dates presented:

                          12/31/01    12/31/00   2/31/99     8/31/99
                          --------    --------   -------     -------
   Gas price per Mcf      $  2.72      $11.04      $1.99      $ 2.58
   Oil price per Bbl       $17.31      $25.67     $25.39      $19.03

Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "Properties ".

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

NET INCOME OR LOSS FROM OPERATIONS

In its recent history, the Company has recorded both net income and net losses. For the year ended December 31, 2001 the Company recorded a net loss of $50,283; for the year ended December 31, 2000 the Company recorded net income of $6.76 million; for the transition period ended December 31, 1999, the Company recorded net income of $1.19 million and for the fiscal year ended August 31, 1999, the Company recorded net income of $.93 million. The Company experienced net losses for all years previous. There can be no assurance that the Company will not experience operating losses in the future.

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

CERTAIN CORPORATE DEFENSIVE MATTERS

The Company's Articles of Incorporation, By laws and Delaware law contain provisions that may have the effect, together or separately, of delaying, deferring, or preventing a change in control of the Company. In particular, the Company may issue up to 10 million shares of preferred stock with rights and privileges that could be senior to its outstanding common stock, without the consent of the holders of the common stock. The Company's Certificate of Incorporation and Bylaws provide, among other things, for advance notice of stockholder's proposals and director nominations, and provide for non-cumulative voting in the election of Directors. On June 29, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan (Rights Plan) under which uncertificated preferred stock purchase rights were distributed as a stock dividend to its common shareholders at a rate of one right for each share of common stock held of record as of July 19, 2000. Unless previously redeemed by the Company, the rights will expire on June 29, 2010. The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics that have been prevalent in many unsolicited takeover attempts. On May 25, 2001, a majority of the Company's shareholders approved an amendment to its Certificate of Incorporation providing for the establishment of a classified board of directors. The classified board provision established three classes of directors, with each class to be elected for a three-year term on a staggered basis. The classified board provision is intended to promote management continuity and stability and to afford time and flexibility in responding to unsolicited tender offers.

ITEM 2.  PROPERTIES
                               PHYSICAL PROPERTIES


The Company's administrative offices are located at 500 North Loop 1604 East, Suite 250, San Antonio, Texas. These offices, consisting of approximately 7,850 square feet, are leased through February 28, 2005 at $12,119 per month with annual escalations each March 1.

All the Company's oil and gas properties, reserves, and activities are located onshore in the continental United States. There are no quantities of oil or gas subject to long-term supply or similar agreements with foreign government authorities.


                     PROVED RESERVES, FUTURE NET REVENUE AND
                 PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

The following unaudited information as of December 31, 2001, relates to the Company's estimated proved oil and gas reserves, estimated future net revenues attributable to such reserves and the present value of such future net revenues using a 10% discount factor (PV-10 Value), as estimated by Netherland Sewell & Associates, Inc., a Dallas, Texas engineering firm. Estimates of proved developed oil and gas reserves attributable to the Company's interest at December 31, 2001 and 2000 and August 31, 1999 are set forth in Notes to the Audited Financial Statements included in this Annual Report on Form 10-K. The PV-10 Value was prepared in accordance with SEC requirements using constant prices and expenses as of the calculation date, discounted at 10% per year on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

                    PV-10 VALUE OF
                     YEARS ENDING           ESTIMATED FUTURE
                     DECEMBER 31              NET REVENUES
                     -----------              ------------
                       2002                $    3,052,900
                       2003                     4,569,100
                       2004                     2,633,300
                       2005                     1,285,100
                       2006                       706,200
                       Thereafter               1,735,900
                                           --------------

                       Total               $   13,982,500
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

                                               YEARS ENDED      4 MONTHS ENDED      YEAR ENDED
                                               DECEMBER 31,       DECEMBER 31,       AUGUST 31,
                                               ------------       ------------       ----------
                                             2001       2000          1999              1999
                                             ----       ----          ----              ----
Oil:
       Production in Barrels                50,000      60,000        24,000           82,000
       Average sales price per Barrel       $23.55      $27.85        $20.80           $12.27
Gas:
       Production in Mcf                 2,673,000   2,965,000     1,119,000        2,813,000
       Average Sales Price per Mcf           $4.56       $4.10         $2.75            $2.07

     Average cost of production
           per equivalent Mcf (1)            $1.13        $.65          $.60             $.40

(1) Oil and gas were combined by converting oil to gas Mcf equivalent on the basis of 1 barrel of oil = 6 Mcf of gas. Production costs include direct lease operations and production taxes.


                    PRODUCING PROPERTIES - WELLS AND ACREAGE

The following table sets forth the Company's producing wells and developed acreage assignable to such wells for the last three fiscal years:

                                                              PRODUCTIVE WELLS
                                                              ----------------
                               DEVELOPED ACREAGE       OIL                GAS           TOTAL
                               -----------------       ---                ---           -----
 PERIOD ENDED                GROSS        NET     GROSS     NET    GROSS     NET    GROSS     NET
 ------------                -----        ---     -----     ---    -----     ---    -----     ---

Year Ended 12/31/01          19,870     11,140      53     39.12     96      72.47   149    111.59
Year Ended 12/31/00          15,920      8,257      28     15.63     47      25.49    75     41.12
Year Ended 12/31/99          11,720      5,185      18      6.29     29      12.56    47     18.85

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

                               UNDEVELOPED ACREAGE

As of December 31, 2001, the Company owned, by lease or in fee, the following undeveloped acres, all of which are located in the Continental United States, as follows:
                                                                   ESTIMATED
                                                                    FY2002
         UNITED STATES         GROSS ACRES         NET ACRES      DELAY RENTALS
         -------------         -----------         ---------      -------------
            Texas                  372,000           329,000          $ 541,266
            North Dakota            89,336            86,363            170,398
            South Dakota            14,475            11,850              4,114
            Montana                    960               960              3,840
                                ----------         ---------      -------------

        Totals                     476,771           428,173          $ 719,618
                                   =======           =======          =========


Five large Texas leases totaling approximately 66,000 gross acres contain varying requirements to drill a well every 90 to 150 days to keep the respective lease in effect. The Company is presently drilling under the terms of the leases and expects to keep the leases in force by continuous development during the year.


                                DRILLING ACTIVITY

During calendar 2001, the Company's drilling activity increased to 73 wells drilled or re-entered compared to 27 in calendar 2000. In addition, current year activity included ongoing drilling operations on 16 wells that were in progress at the end of calendar year 2000. The following table sets forth the Company's drilling activity for the last three fiscal years:

                                 DRILLING WELLS

                                    2001                          2000                           1999
                         --------------------------    ---------------------------    --------------------------
                            GROSS          NET            GROSS           NET             GROSS          NET
                         PROD   DRY    PROD    DRY     PROD    DRY    PROD     DRY     PROD   DRY    PROD    DRY
                         ----   ----   ----    ----    ----    ----   -----   ----    -----  ---     ----   ----

Oil Wells                   5      1    3.70   0.63       2     1      .78   0.50       2      0     1.75   0.00
Gas Wells                  18      5   15.53   4.37       6     6     3.76   2.13       6      0     3.78   0.00
                           --      -   -----   ----     ---     -     ----   ----       -      -     ----   ----

Total Wells                23      6   19.23   5.00       8     7     4.54   2.63       8      0     5.53   0.00
                           ==      =   =====   ====       =     =     ====   ====       =      =     ====   ====

The Exploration Company participated in the drilling of 25 wells (22.17 net) during 2001. Of these, 22 wells (19.67 net) were operated by the Company. At December 2001, 9 (9.0 net) of these wells remained in progress.

Included in the respective year 2001 columns are the results of the current year's drilling activity involving the 16 wells spud in the prior fiscal year and in progress at the beginning of 2001. These wells resulted in 9 producing (8.17 net) gas wells and 3 producing (2.02 net) oil wells. In addition, 2 wells resulted in 1 dry (0.88 net) gas well and 1 dry (1.0 net) oil well while 2 wells (1.63 net) remained in progress at December, 2001.

Included in the respective year 2000 columns were 2 producing (1.63 net) gas wells and 1 (0.25 net) dry well drilled during the four month transition period ended December 31, 1999, plus 1 producing (0.5 net) gas well spud in the prior fiscal year. In addition to the wells detailed in the table above, the Company had an interest in 14 wells (11.81 net) in progress at December 31, 2000 from year 2000 drilling and 1 well (0.88 net) from the prior fiscal year.

                                       17

                                 RE-ENTRY WELLS

                                   2001                               2000                            1999
                         --------------------------     -------------------------     --------------------------
                             GROSS         NET             GROSS          NET            GROSS           NET
                          PROD   DRY   PROD    DRY      PROD   DRY    PROD    DRY     PROD   DRY     PROD    DRY
                         ----   ----   ----    ----     ----   ---   -----   ----     ----   ---     ----    ---

Oil Wells                   4      1    4.00   1.00       1     0      .84   0.00       0      0     0.00   0.00
Gas Wells                  36      7   36.00   7.00       0     0     0.00   0.00       0      0     0.00   0.00
                           --      -   -----   ----     ---     -     ----   ----       -      -     ----   ----

Total Wells                40      8   40.00   8.00       1     0     0.84   0.00       0      0     0.00   0.00
                           ==      =   =====   ====       =     =     ====   ====       =      =     ====   ====


During the year 2001 the Company re-entered 48 (48.0 net) existing wells, of which 40 (40 net) wells are currently producing, while 1 well (1.0 net) remained in progress at December 31, 2001. During the year 2000 the Company re-entered 2 (1.84 net) existing wells, of which one well is currently producing, while the other well was in progress at December 31, 2000 and was dry in 2001.

                        TOTAL DRILLING AND RE-ENTRY WELLS

                                        2001                      2000                          1999
                           -----------------------     ----------------------------   -------------------------
                             GROSS          NET          GROSS            NET            GROSS           NET
                          PROD   DRY   PROD    DRY     PROD   DRY    PROD     DRY     PROD   DRY   PROD     DRY
                          ----   ----  ----   ----     ----   ---    -----    ----    ----  ---    ----     ---
Oil Wells                   9      2    7.70   1.63       3     1     1.62   0.50       2     0     1.75   0.00
Gas Wells                  54     12   51.53  11.37       6     6     3.76   2.13       6     0     3.78   0.00
                           --     --   -----  -----     ---     -     ----   ----       -     -     ----   ----

Total Wells                63     14   59.23  13.00       9     7     5.38   2.63       8     0     5.53   0.00
                           ==     ==   =====  =====       =     =     ====   ====       =     =     ====   ====


The Company began year 2001 with 16 wells (13.70 net) in progress from year 2000. During year 2001, the Company initiated 73 (70.17 net) new drilling / re-entry wells. These wells resulted in 54 gas (51.53 net) wells, 9 oil (7.70 net) wells, 14 dry (13.00 net) wells and 12 wells (11.64 net) were in progress at December 31, 2001.

MAVERICK BASIN

Throughout the 1990's, the Company pursued a strategy to expand its core Maverick Basin producing properties. In addition to using internally generated working capital for exploration and development activities, TXCO accelerated its growth, where possible, by entering into strategic joint ventures or operating agreements targeted at leveraging the Company's increased leasehold values, recognized technical abilities and exploration success in its core area of interest. TXCO entered into several new joint venture or joint operating agreements during 2001 and 2000 while advancing on ventures entered into in past years, whereby the Company successfully teamed with qualified industry partners who contributed investment capital, mineral leases, 3-D seismic data and/or offered the Company a carried interest in mineral leases, 3-D seismic acquisition programs and wells to be drilled. These contributions were made in exchange for TXCO's geophysical, geological and operational expertise, and in certain instances, in exchange for an interest in a portion of the Company's non-producing oil and gas lease interests.

During September 1998, the Company entered into two separate joint operating agreements (JOA), one with Ashtola Exploration Company, Inc. and the second with Picosa Creek Partnership. In the first, TXCO earned a 63% working interest in Ashtola's 8,800 acres Alkek lease adjoining TXCO's Paloma lease, together with rights to an existing 3-D seismic survey over the subject block. The acreage was contributed to a JOA dated May 1999 with Castle Exploration Company and is being developed in conjunction with the JOA discussed below. Two wells were drilled under the Picosa Creek JOA during 2000. Both were placed on production by year-end 2000, one as a gas well, and the other as an oil producer.

                                       18
In November 1998, the Company finalized a JOA with Ameritex Ventures, II Ltd., allowing Ameritex and its partners to earn a 50% interest in the shallow and intermediate depths in TXCO's existing 17,000 acre Kincaid lease by their funding 100% of a 27 square mile 3-D seismic program over 17,000 acre in 1999. During 2000, three gas prospects were drilled under the agreement resulting in one marginal oil completion and two non-economic wells which were plugged and abandoned.

In May 1999, the Company finalized a JOA with Castle Exploration Company, a subsidiary of Castle Energy Corporation, (NasdaqNM: CECX) whereby Castle committed up to $5,300,000 to fund 100% of the costs of purchasing leases, acquire 3-D seismic and drill up to 12 Glen Rose reef wells on targeted acreage contiguous to TXCO's productive Paloma lease. TXCO was named as operator, and contributed its 8,800 acre Alkek lease in exchange for shared rights to all 3-D seismic acquired, a 25% carried interest in the initial 12 wells, a 50% interest in future lease acquisitions and up to a 50% interest in all wells to be drilled on the leases. Pursuant to the agreement, Castle funded 100% of TXCO's costs to lease 31,700 acres and complete a 3-D seismic acquisition program by November 1999.

During 2000, the partners drilled two wells under the agreement. Neither well encountered economic quantities of gas and both were plugged and abandoned. Accordingly, Castle exercised its option under the agreement not to carry the Company on subsequent wells. Under the current phase of the agreement, TXCO retains its 50% interest in all acreage and 3-D seismic acquired and can participate with a 50% interest in all future wells to be drilled on the leases. Pursuant to the JOA and Castle's elections, Castle has a 50 % interest remaining only in the undeveloped portion of the Burr lease,

In August 1999, the Company purchased from Peacock-Maverick Drilling and Peacock Exploration their interests in producing wells and oil and gas leases covering in aggregate 24,500 acres in exchange for 325,000 shares of TXCO common stock valued at $493,594. The purchase included a 12.5 % working interest in a 12,800 acres tract out of the 190,000+ acres Chittim Ranch, including 6 producing gas wells located thereon. The acreage is contiguous to the eastern flank of TXCO's Paloma lease. In addition, the Company received a 100% working interest in the Wipff/Shaw lease, totaling 11,700 acres located within 5 miles to the west of TXCO's Paloma lease.

In September 1999, the Company finalized an agreement with Blue Star for an exploration project targeting the deep Jurassic interval underlying TXCO's Maverick Basin lease block. Blue Star paid TXCO a cash consideration upon closing and agreed to fund 100% of a 426 square mile 3-D seismic acquisition program including over 37,000 acres of TXCO's Paloma and Kincaid leases. Blue Star was also obligated to provide the Company approximately 50,000 acres of new 3-D seismic survey data, of TXCO's selection from the completed 426 square mile survey. In addition, Blue Star agreed to fund 100% of the costs of drilling 2 exploratory wells to test the deep Jurassic interval. Should both wells be drilled timely, Blue Star would earn a 50% interest in the deep rights in TXCO's Paloma and Kincaid leases covering in aggregate 50,000 acres. TXCO and its partners would keep a 50% working interest in future Jurassic wells drilled under the agreement. According to the original agreement, should initial drilling not occur within certain deadlines, Blue Star could be obligated to reimburse TXCO up to $900,000 for certain expenditures in order for Blue Star to maintain its rights under the agreement. By year end 2000, Blue Star had completed the acquisition of 3-D seismic data over 426 square miles of the Maverick Basin, including TXCO's related 37,000 acres. Preliminary results of the initial processing and interpretation of the Blue Star seismic data were extremely encouraging to the partners, and appear to corroborate the geologic model defined in the original 3-D seismic study completed by TXCO in 1999. That model supports the premise that structures that should contain significant deposits of hydrocarbons are present in the Jurassic interval under its acreage block. Based on these encouraging results, Blue Star indicated it anticipated beginning preparations to drill the first Jurassic test well on TXCO's Maverick Basin acreage in early part of 2001.

                                       19
On March 13, 2001 Blue Star's Management advised TXCO of their decision to apply enhanced 3-D seismic processing techniques on their seismic survey data. Blue Star estimated the expanded seismic processing could cost an additional $1 million, would take months to finalize in order to better define their geologic model of the interval and would likely preclude any drilling prior to the end of 2001. Blue Star hoped to enhance its process of selecting the initial drilling locations to test the 18,000+ feet deep structure underlying the targeted acreage block. TXCO believed that the results of the expanded processing will reduce the initial drilling risk for the benefit of all its partners, enhancing the overall success of the venture while potentially reducing exploration costs in the long term.

While the advent of new, more advanced technology may reduce the overall drilling risks involved in this highly technical drilling project, undue delays in drilling the first well could cause the expiration of Blue Star's original option to drill on TXCO's acreage. Throughout 2001, TXCO closely monitored Blue Star's progress pursuant to their performance obligation under the agreement to assure the project was not being unreasonably delayed or detrimental to the ultimate development of the project. During the first quarter of 2002, Blue Star's team of geoscientists met with TXCO's exploration team on several occasions to include the Company's assistance in interpreting the final results of the long awaited newly enhanced 3-D seismic processing. Blue Star also requested TXCO's expertise in the identification and final ranking of multiple proposed Jurassic drilling locations on TXCO's effected acreage. In March 2002, Blue Star delivered a nearly final processed digital data set containing over 83 square miles of digitized seismic data for TXCO's ongoing review. As of the date of this report, Blue Star confirms that it has received acceptable proposals from several qualified drilling contractors and has conducted final inspections and is obtaining current title opinions on all drilling locations. TXCO believes drilling on its first Jurassic prospect will commence in the very near future.

In April 2000 the Company expanded its core Maverick Basin properties as it acquired a lease covering over 95,000 acres on the Comanche Ranch contiguous to the south of Blue Star's Chittim Ranch Lease and southeast of TXCO's existing Maverick Basin acreage block. The lease was granted by the Ewing Halsell Foundation giving the Company a 100% leasehold interest to all depths not reserved under any existing leases or held by production by other operators. There were no drilling obligations for six years and initial geologic interpretation of available seismic data indicated that multi-zone production potential existed, including evidence of approximately 40 Glen Rose reefs and indications of a deep Jurassic structure below 16,000 feet. Other progressively deepening targets and intervals include CBM gas from the coalbeds in the shallow Olmos formation, oil from the San Miguel and Austin Chalk formations above 4,000 feet, and primarily natural gas from the mid-depth Georgetown, Glen Rose, Pearsall, and Sligo formations above 8,000 feet.

By the third quarter of 2001, the Company had also acquired over 100 previously existing shut-in well bores from earlier operators on its new Comanche Ranch Lease. To date, most of the well bores have been inspected and identified as re-entry locations prospective for CBM production. Ongoing evaluation of geologic and available historic well data indicated that approximately (93) of the well bores appeared prospective for recompletion as CBM gas wells or San Miguel oil wells, while the remaining well bores may be suitable for future conversion to disposal or injection wells. The Company believes CBM production will eventually make up a significant portion of the future gas production from this acreage

During the first quarter of 2001, the Company entered into a joint venture with Houston based Saxet and Denver based Tom Brown, Inc. (NasdaqNM: TMBR). The
Company sold a 50% working interest (Saxet 20% and Tom Brown 30%) in the Comanche lease below the base of the San Miguel formation for cash, with Saxet as the operator. By year-end 2001, the new partners had contracted Dawson Geophysical (NasdaqNM: DWSN) and completed the acquisition of a proprietary, 100-square-mile 3-D survey including over 78 square miles of the Comanche Ranch and 22 square miles of an adjoining property owned by Saxet. Based on early interpretation of the first half of the seismic survey, a well targeting the Glen Rose formation was spudded in June 2001. The Cinco B-1 gas prospect encountered a reef that was found to contain water and was not economic. Further drilling on the Comanche prospect in 2001 was curtailed pending the completion of processing of the entire 3-D seismic survey. An additional 30 seismically defined Glen Rose reefs were identified and a second well was planned after year end, targeting a particularly attractive prospect on TXCO's Comanche lease which contained evidence of multiple stacked Glen Rose reefs.

The Comanche 1-111 was spudded in February 2002, The well encountered significant flows of oil while drilling, producing over 5,000 barrels in a 24 hour period. It was subsequently completed and tested rates as high as 3600 BOPD and has been continually flowed at a rate of 500 BOPD over a week later. TXCO (50%WI) and its partner Saxet (50%) have established the oil discovery is in a large reef complex approximately 850 acres in size with 55 feet of net pay. Drilling on the Comanche 1-2, the first delineation well, commenced on March 27, 2002 and located approximately 4,500 feet northeast of the Comanche 1-111 oil discovery well. Pending further evaluation of the Comanche 1-111 discovery well and results of the currently drilling delineation well, the Company anticipates modifying its original 2002 drilling program to incorporate the expected development of this newly discovered field.

In January 2001, the Company exercised its option to purchase a five-year oil and gas mineral lease for the shallow rights above the base of the San Miguel Formation on 150,000 acres of the Chittim Ranch acreage in Maverick County, Texas. Highly prospective for CBM gas production, the acreage is contiguous to and between the Company's Paloma/Kincaid lease block to the northwest and its Comanche Ranch lease to the south. With some exceptions, the Company controlled drilling rights from the surface to the base of the San Miguel Formation ranging from 300 to 2000 feet in depth. TXCO's average working interest on the Chittim lease is 99.3%. This purchase increased the Company's leasehold position in the Maverick Basin to over 365,000 acres, and established the largest single leasehold position in Maverick County. Within these holdings, the Company now owns more than 250,000 acres of prospective CBM acreage covering portions of three South Texas counties, including Maverick, Dimmit and Zavala Counties, constituting what it believes to be the largest block of CBM gas prospective acreage in the state of Texas.

At December 31, 2001, the Company's 3-D seismic database grew to approximately 310 square miles from 231 square miles in 2000. During 2001 the Company received new high definition seismic data totaling approximately 84 square miles over a large portion of Blue Star's Chittim Ranch lease, contiguous to TXCO's Paloma/Kincaid lease block. Additionally, Blue Star also provided TXCO with approximately 80 square miles of newly processed, higher definition, seismic data covering most of the surface of the Company's Paloma and Kincaid leases. Company geophysicists have updated their seismic model incorporating the new seismic data providing TXCO with a much-enhanced overall image of the Jurassic interval extending far beyond the area of its previously available data.

WILLISTON BASIN

TXCO was not active in the Williston Basin in 2001. While oil prices have stabilized during the year, industry interest has not returned to the level it reached prior to the price collapse of late 1997. No new drilling had been pursued since exploration activities were suspended in 1998. The Company did elect to participate in one outside operated drilling well proposed on a spacing unit in which TXCO owned a minor interest which it contributed to the unit. This was the only opportunity to contribute acreage to a drilling prospect identified during the year. In 2000, TXCO contributed 10 net acres contiguous to a neighboring operator's prospect and joined in drilling the Hutzenbiler 1-19H. TXCO has a 1.60% working interest in this well which was completed as an oil well in January 2002.

Throughout 2001, the Company continued to evaluate its existing operations in the Williston Basin. Even with the higher oil prices during 2001, the Company's producing properties were still faced with high unit production costs and declining production volumes. The Company has continued to review the valuation of its properties through out the year, with particular emphasis on their continued economics. During 2001, Management identified one marginal Williston Basin producing property whose capitalized costs were in excess of anticipated future reserve potential and adjusted its remaining carrying basis to equal its anticipated potential value with a charge to impairment in the amount of $409,000. The Company also continued its selective lease maintenance program targeting primarily those leases not covered under existing 3-D seismic programs or otherwise not possessing known distinguishing features of particular geologic significance. During 2001, the Company charged a total of $808,200 to abandonment expense, related to 40,052 acres which expired during the year.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during the 4th quarter of fiscal year 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The following is a range of high and low bid prices for the Company's common stock for each quarter presented based upon bid prices reported by the National Association of Securities Dealers Quotations system under the call symbol "TXCO":
                                          RANGE OF BID PRICES
      QUARTER ENDED:                     HIGH             LOW
      --------------                     ----             ---

     December 2001                    $   2.74          $ 1.95
    September 2001                        2.97            1.88
         June 2001                        4.03            1.90
        March 2001                        4.25            2.63

     December 2000                        3.53            2.50
    September 2000                        3.19            2.38
         June 2000                        3.22            1.88
        March 2000                        3.88            1.78

     December 1999
       (Four month Transition Period)     3.06            1.53

       August 1999                        2.94            1.00
          May 1999                        1.41             .75
     February 1999                        1.50             .62
     November 1998                        1.41             .75



As of March 15, 2002, there were approximately 1,650 holders of record of the Company's Common Stock. The transfer agent for the Company is EquiServe Trust Company, Boston, Massachusetts. The Company has not paid any cash dividends on its Common Stock in past years and does not expect to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information is derived from and qualified in its entirety by the Audited Consolidated Financial Statements of the Company and the Notes thereto as set forth in this Annual Report on Form 10-K commencing on page F-1.

                                                          4 MONTHS ENDED
                             YEAR ENDED DECEMBER 31        DECEMBER 31,               YEAR ENDED AUGUST 31
                             ----------------------                       -------------------------------------
                               2001            2000            1999          1999          1998          1997
                               ----            ----            ----          ----          ----          ----
Operating Revenues           $14,509,487   $14,731,116    $ 3,852,089    $ 7,497,375   $ 3,048,277    $ 1,083,511

Income (Loss) from
  continuing operations          (50,283)    6,761,935      1,188,649        931,545    (8,417,218)    (3,398,866)

Basic Income (Loss)
   per common share from
   continuing operations          (0.003)         0.39           0.07           0.06        (0.55)          (0.27)

Total Assets                  29,843,432    29,205,641     18,647,878     17,553,815    16,264,632     21,652,726

Long-term obligations            862,177     1,195,191      1,679,936      3,094,809     4,823,927      4,995,000

Stockholders' equity         $23,056,696   $23,321,736    $13,208,929    $12,020,280   $10,595,141    $14,770,770

Weighted average shares
 outstanding - Basic          17,441,242    17,242,326     15,938,516     15,668,721    15,328,292     12,576,255


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company's financial condition and results of operations was based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note A to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements:

SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

The Company accounts for its natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells, costs to acquire mineral interests and 3-D seismic costs are capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses including 2-D seismic costs and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding a oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.

RESERVE ESTIMATES

The Company's estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic.

For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company reviews its oil and gas properties for impairment at least annually and whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties. The Company has recognized impairments in prior years and there can be no assurance that impairments will not be required in the future.

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto.

                         CAPITAL RESOURCES AND LIQUIDITY

CALENDAR YEAR ENDED DECEMBER 31, 2001

During the year ended December 31, 2001, beginning cash reserves of $5,898,015 were increased by net cash provided from operating activities of $8,564,022 resulting in a total of $14,462,037 in internally generated working capital for use in funding the ongoing expansion, development and exploration of the Company's oil and gas properties. Additionally, cash of $2,005,133 was obtained from the sale of oil and gas properties $153,231 was provided from debt obligations, and $31,250 resulted from the exercise of an outstanding option for the purchase of the Company's common stock. This resulted in total cash of $16,651,651 available for use in meeting the Company's ongoing operational and development needs.

The Company applied $13,360,347 of its working capital to fund the expansion and ongoing development of its oil and gas properties. Included were drilling, completion, seismic and leasehold acquisition costs totaling $13,255,071 primarily targeting TXCO's core area, the Maverick Basin. This represented expenditures for the drilling, completion and re-entry of 73 oil and gas wells and new Maverick Basin mineral lease purchases of approximately 158,000 acres. Also included was $94,271 for the expansion of the Company's Paloma lease gas gathering facilities.

The Company made timely payments of $486,244 on its long-term debt obligations during 2001, while payments on interest totaled $128,373. Additionally, the Company purchased 99,800 shares of its common stock for its treasury at a cost of $246,007 under its common share buyback program approved by the Board of Directors on June 27, 2001.

As a result of these activities, the Company ended the year 2001 with a negative working capital of $1,554,454 and a current ratio of .73 to 1. This year-end position compares to positive working capital of $6,349,625 and a current ratio of 2.36 to 1 at December 31, 2000. The decrease in ending working capital is attributable to the increased levels of development activities through the third quarter coupled with the sharp decline in realized gas prices during the second half of 2001.

BANK CREDIT FACILITY: TXCO had no bank debt at December 31, 2001. On March 4, 2002 the Company entered into a $25,000,000 oil and gas reserve based Revolving Credit Facility (the Facility) with Hibernia National Bank providing a credit line with an initial borrowing base set at $5 million. Interest is payable monthly, with principal due at maturity in March 2005. Use of proceeds are for the acquisition and development of oil and gas properties and general corporate working capital purposes. The Facility provides the lender with semiannual scheduled redeterminations, at mid-year and each subsequent anniversary date. The Facility provides for two unscheduled redeterminations per year, at the Company's discretion. Borrowings under the Facility are secured by a first priority mortgage covering the Company's working and other interests in the majority of its oil and gas leases. The interest rate under the facility will initially be based on the Wall Street Journal Prime Rate plus applicable margin. A Eurodollar Rate plus applicable margin may be utilized at the election of the Company. The Facility contains certain financial covenants and other negative restrictions common for financing of this type, to include but not limited to the following: maintenance of a minimum Current Ratio of 1.00 to 1 from the date of closing through June 30, 2002 and 1.25 to 1, thereafter; maintenance of a Maximum Debt/Ebitdax ratio of 3.00 to 1 until maturity; a Minimum Interest Coverage of 2.50 to 1 until maturity.

Although the Company had a working capital deficit at December 31, 2001, Management is cautiously optimistic that with its new credit facility in place, and with anticipated production increases from its successful first quarter 2002 drilling activities to date and going forward, the Company will be able meet its ongoing operating cash requirements for 2002 and to complete its scheduled exploration and development goals as targeted by its 2002 capital expenditure program.

However, there is no assurance that the Company will reestablish profitability in 2002 or that expected increases in new oil and gas production will be realized, nor that sufficient debt capital will remain available from its new borrowing Facility. Should these concerns be realized or should commodity prices weaken significantly, the Company's financial condition could be adversely effected, and could cause the Company to defer planned capital expenditures consistent with its available capital resources.

CALENDAR YEAR ENDED DECEMBER 31, 2000

During the year ended December 31, 2000, beginning cash reserves of $3,381,793 were increased by net cash provided from operating activities of $6,529,838 resulting in a total of $9,911,631 in internally generated working capital for use in funding the ongoing expansion, development and exploration of the Company's oil and gas properties. Strengthening gas prices were reflected in ongoing positive cash flow from operations in the latter half of the year and contributed significantly to the Company's ability to expand its planned activities. In February 2000, $2,810,248, net of offering costs, was provided through a private placement of common stock with SwissPartners Investment Network AG, a private investment firm based in Zurich, Switzerland. Proceeds from the placement were for general corporate purposes, but the timing of its receipt early in the year, allowed the Company to complete the acquisition of significant additional acreage in its core Maverick Basin area. The funding also provided additional flexibility to accelerate ongoing exploration activities. An additional $1,173,642 was provided during the year from new equipment purchase financing, while $100,000 was provided from the exercise of outstanding warrants for the purchase of shares of the Company's common stock.

The Company applied $6,290,260 of its working capital to fund the expansion and ongoing development of its oil and gas properties. Included were drilling, completion and leasehold acquisition costs totaling $4,865,807 primarily targeting TXCO's core area, the Maverick Basin. Included in these costs were expenditures for the drilling, completion and re-entry of 29 oil and gas wells and new Maverick Basin mineral lease purchases of approximately 100,000 acres for the year. Also included was $1,347,505 applied in the expansion of the Company's Paloma lease gas gathering facilities, including the purchase of two new natural gas compressors at a total cost of $1,012,404.

The Company made timely payments of $1,658,386 on its long-term debt obligations during 2000, while payments on interest totaled $179,036. These payments led to the early retirement in May 2000, of the then remaining $1,015,731 due under the original 1998 financing agreement with Range Energy Finance Corporation (NYSE:RRC).

As a result of these activities, the Company ended the year 2000 with a positive working capital of $6,349,625 and a current ratio of 2.36 to 1. This greatly improved year-end position compared to positive working capital of $207,660 and a current ratio of 1.04 to 1 at December 31, 1999. The dramatic increase in working capital was attributable to the growth in operating cash flow from ongoing operations, the Company's ability to raise equity capital and the improvements in commodity prices throughout the year.

FOUR MONTH TRANSITION PERIOD  ENDED DECEMBER 31, 1999

The Company changed its fiscal year from August 31 to December 31, effective for the calendar year beginning January 1, 2000. The four-month transition period from September 1 through December 31, 1999 preceded the start of the new calendar year 2000 as presented above. The following discussion relates only to this four-month transition period.

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

As a result of these activities, working capital improved from a negative $1,524,594 at August 31, 1999 to a positive $207,660 at December 31,1999. The current ratio improved to a 1.04 to 1 compared to a current ratio of .70 to 1 at the beginning of the period. The improvement in working capital and current ratio levels were primarily due to sustained oil and gas production levels and continued strength in these commodity prices.

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

The Company applied $3,448,320 of its working capital to fund the expansion and ongoing development of its oil and gas properties. Included were drilling and completion costs of $2,791,544 for current year drilling of 10 Maverick Basin oil and gas wells, plus costs associated with 2 wells drilled during the last quarter of 1998. Also included were $211,101 in 3-D seismic acquisition and reprocessing costs and $390,000 in lease extension payments to maintain non-producing lease acreage in the Company's growing Maverick Basin lease block.

The Company made timely payments on long term debt of $2,629,118 during 1999, including $1,966,956 paid on the Range financing agreement. Scheduled payments totaling $662,162 were made on the Company's remaining long-term notes during the remainder of the year.

During the 3rd quarter of 1999, TXCO successfully entered into a joint venture agreement with Castle Exploration Company, (Castle) a wholly owned subsidiary of Castle Energy Corporation (Nasdaq:CECX), whereby Castle agreed to fund up to $5,300,000 for 100% of all costs to acquire approximately 25,000 acres of additional leases, fund a 42 square mile 3-D seismic survey and drill up to 12 gas wells. In exchange, TXCO contributed its interest in an 8,800 lease to the venture, was named operator and was to be carried at no cost, for a 25% interest in the first 12 wells drilled. Additionally, TXCO will be licensed to share in all seismic data gathered and will earn a 50% working interest in all leases acquired with the funds. At year-end, all 3-D seismic acquisition and processing had been completed, and Company geologists and geophysicists were in process of interpreting and evaluating the new data.

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

As a result of these activities, the Company ended fiscal year 1999 with negative working capital of $1,525,594 and a current ratio of .70 to 1. This compared to positive working capital of $516,693 and a current ratio of 1.19 to 1 at August 31, 1998. Working capital weakened during 1999 primarily due to cash outlays for its aggressive ongoing development activities and due to timely payments made under the terms of the Range financing agreement. Although the Company had a working capital deficit at year-end, included in current liabilities is $2,110,620 estimated as the debt payment for fiscal 2000 under the Range financing agreement.

2002 CAPITAL REQUIREMENTS

The major components of the Company's plans, and the requirements for additional capital for 2002, include the following:

MAVERICK BASIN ACTIVITY:

Initial capital expenditures planned for 2002 total over $6,597,000, are presented net to the Company's interest, and target its Maverick Basin core properties. The primary component of these expenditures is $6,215,000 for both drilling and re-entry wells, while over $360,000 is earmarked for gas gathering infrastructure expansion activities and other property and equipment purchases. The Company's budgeted capital expenditures are intended to be flexible. Overall budgeted capital outlays are subject to substantial increase should the Company's key exploration targets, development activities or special situations or opportunities warrant higher capital outlays than originally planned. Management is particularly interested in accelerating the development of its CBM pilot project, its San Miguel water flood pilot and its Glen Rose reef target objectives as additional expenditures are warranted.

The Company initially plans to drill or re-enter a minimum of 19 wells, including 9 Glen Rose reef prospects, 6 Glen Rose shoal horizontal prospects and 4 re-entries targeting San Miguel oil wells. The 9 Glen Rose reef wells are targeted at prospects defined by TXCO's 3-D seismic database. A typical Paloma lease Glen Rose reef well costs the Company approximately $225,000 to $275,000 to complete or $160,000 as a dry hole, on a net basis. Glen Rose reef prospects on the Comanche lease are expected to average $100,000 more than Paloma lease wells, as the Glen Rose interval trends deeper down dip when encountered under the Comanche lease. The typical horizontal Glen Rose shoal gas wells targeting this newly identified horizontal gas play cost the Company approximately $365,000 to complete or $210,000 as a dry hole, on a net basis. A typical San Miguel re-entry well typically cost less that $50,000, on a net basis.

SUBSQUENT EVENT

Pending further evaluation of the Comanche 1-111 oil discovery well drilled in February 2002 and results of the currently drilling Comanche 1-2 delineation well, the Company anticipates modifying its original 2002 drilling program to incorporate the expected development of this newly discovered oil field.

The Company continues to benefit from its carried interest in the ongoing 3-D seismic processing and interpretation activities continuing on its deep Jurassic project under its Paloma/Kincaid lease block, as all costs have been funded 100% to date by its partner and operator, Blue Star Oil and Gas, Ltd. No substantial funding requirements are required of TXCO nor are any planned for 2002 for the project.

Estimated expenditures required to maintain the Company's interest in all of its remaining undeveloped South Texas leasehold acreage for fiscal 2002 are approximately $540,000 exclusive of required drilling obligations.


WILLISTON BASIN ACTIVITY:

The Company plans to maintain its existing producing properties and the payment of delay rentals and lease extensions on selected undeveloped leases, with scheduled 2002 delay rentals of $179,000 and will continue in its efforts to offer remaining acreage, seismic data, and identified prospects to other industry operators.

SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

While management is confident it has identified sufficient sources of working capital to carry out its current exploration and development plans on its Texas leaseholds, as well as to meet its obligations in the ordinary course of business through the end of the coming year, there is no assurance that energy prices or other market factors will continue to improve. Should prices weaken, or should expected new oil and gas production levels from planned 2002 drilling not be attained, the resulting reduction in projected revenues would cause the Company to re-evaluate its expected sources of working capital and would adversely effect the Company's ability to carry out its current operating plans.

SUBSEQUENT EVENT:

Subsequent to year-end, Management was actively involved in ongoing discussions with various industry partners and domestic and foreign-based sources of debt, project or equity financing. On March 4, 2002 the Company entered into a $25,000,000 oil and gas reserve based Revolving Credit Facility with Hibernia National Bank. The Facility provides a 3 year term revolving credit line with an initial borrowing base set at $5 million, with interest due monthly and principal due at maturity. Use of proceeds are for the acquisition and development of oil and gas properties and general corporate working capital purposes. Due to the success of its 1st quarter 2002 drilling activities, including the Comanche 1-111 oil discovery well drilled in February 2002, TXCO anticipates a material near term increase in the borrowing base under its new Revolving Credit Facility.

The Company also expects it will have a continuing ability to further increase its borrowing base commensurate with the expected additional growth of its proved oil and gas reserves throughout the base term of the new Facility. Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its oil and gas properties and continue to meet its normal operational and debt service obligations on a timely basis.

                              RESULTS OF OPERATIONS

CHANGE IN FISCAL YEAR

A Form 8-K was filed on December 29, 1999, reporting the decision of the Board of Directors of the Company to change its annual reporting period from a fiscal year ending August 31 to a calendar year ending December 31 effective for the calendar year beginning January 1, 2000. The transition period for this change was reported on February 4, 2000, on the Company's Transition Report on Form 10-Q for the four month period ended December 31, 1999.


2001 COMPARED TO 2000

The Company reported a net loss of $50,283 or $0.003 per basic and diluted share for the year ended December 31, 2001, compared to a net income of $6,761,935 or $0.39 per basic and diluted share for the prior year. Net income in 2000 included a deferred tax benefit of $5,232,700 while no similar benefit was recognized in 2001.

Although, 2001 revenues decreased by 1.5% compared to year 2000 levels, current year oil and gas production declined by 9.8% and 17.5% respectively as compared with prior year levels. The 17.5% decline in oil production primarily reflects the advancing decline curve of maturing oil wells in the Williston Basin. In addition, a 15.4 % decline in the average price of oil was offset somewhat by an 11% increase in the average price of gas as compared to prior year prices for both commodities. The decline in 2001 gas production compared to the prior year reflects the general production decline of the Company's existing mix of maturing gas wells. This decline was partially offset by new gas production from the 54 new gas wells drilled and completed during the year. Included in the number of gas wells classified as producing at 2001 were 34 CBM gas wells which are still in their initial dewatering stage, and are not yet contributing a significant amount of new gas production. A significant contribution of new CBM gas production is expected from these wells upon their reaching Phase 2 of the dewatering process.

Average daily net gas production rates in 2001 decreased to 7,300 Mcf, an 11% decline over the prior year, while average daily net oil production rates in 2001 decreased to 136 Bbls, a 26% decline over the prior year. The Company expects to reverse these declining production rates based on its year 2002 drilling success to date and expected results from ongoing drilling projects.

Lease operations expense for year 2001 increased 108% compared to year 2000. This increase is primarily due to the addition of 54 new gas wells and 9 new oil wells during 2001. The increase reflects the incremental direct costs of operating the new wells, including typical costs such as pumper, electricity, water disposal, and other direct overhead charges, as added during 2001 to the Company's existing lease operating expense levels. The 7 new Burr wells increased overall annual lease operating costs by approximately $469,000 due to the higher costs of chemical treatment for H2S removal and related costs of operating an amine plant for these gas wells plus costs associated with salt water disposal. The 34 newly connected CBM wells currently in the dewatering pilot project added $419,000 in incremental operating costs in 2001 and reflect the high operating costs associated with the de-watering phase of the CBM pilot program initiated in the current year. Additionally, ad valorem taxes increased approximately 30% in calendar 2001 compared to 2000 reflecting increased appraised values for new oil and gas properties as well as increased valuations of exiting wells due to higher oil and gas prices over the prior year. Exploration expenses remained consistent with the 2000 level.

Pursuant to the successful efforts method of accounting for mineral properties, the Company periodically assesses its producing and non-producing properties for impairment. Impairment and abandonments decreased by 15% primarily due to lower impairment rates on non-producing acreage in the Williston basin during 2001 versus 2000. This decrease was somewhat offset by an increase in impairments of producing properties resulting from the lower oil and gas prices at year-end and the resultant decreased property values in the year-end reserve report. Depreciation, depletion and amortization increased by almost $500,000 or 18% over calendar 2000 levels due primarily to the increased number of producing wells being depleted and higher depletion rates for 2001 caused by lower year-end reserve volumes as a result of lower oil and gas prices at December 31, 2001. The increase in depreciation was due to increased investments in other equipment including the expansion of the Paloma lease gathering system throughout the year. The increase in amortization was primarily due to the additional amortization related to the 78-square mile 3-D seismic survey on the Comanche Ranch acquired during 2001.

General and administrative costs increased 19% compared to 2000 levels reflecting the higher sustained level of Company operations. 68% of the increase was due primarily to increased salaries, wages and benefits associated with staff increases including 2 engineering and administrative staff additions and 6 new field personnel during the current year. Also contributing to the increase were higher costs for property and liability insurance, increased accounting and auditing fees and increased state franchise tax expenses.

The 19% decrease in interest income reflects the declining cash levels in interest bearing accounts and declining interest rates during 2001 versus 2000 levels. Interest expense decreased by $51,000 in 2001 from 2000 due to the retirement of the Range debt during the second quarter of 2000. Income tax expensed decreased by $5,216,800 due to the recognition of a deferred federal tax benefit of $5,232,700 in 2000, while no similar benefit was recognized in 2001.

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

Exploration expenses increased $2,787,000 compared to 1999 levels primarily due to the high dry hole expense resulting from accelerated exploration activities initiated during the current year. Current year charge-offs included the costs of 7 drilling wells to dry hole expense while there were no dry holes in the prior year.

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

General and administrative costs increased 30% compared to 1999 levels reflecting the higher sustained level of Company operations. Increased salaries and related costs were due primarily to the addition of two employees and increased compensation levels over the comparable period in 1999. An increase in investor communications of $86,000 reflects the increased level of presentations and associated print and electronic material design and preparation costs incurred by the Company in conjunction with domestic and international investor and industry conferences during 2000.

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

Exploration expenses decreased by 88% compared to 1998 levels due to the high drilling success in the Maverick Basin compared to multiple Williston Basin dry holes drilled or abandoned during the prior year. Abandoned leases and equipment expense decreased by 78% primarily to the non-recurring nature of the one time charge off of uneconomical producing properties during 1998 due to the oil and gas price collapse during 1998. Impairment expense decreased by 92% also due to the non-recurring nature of the initially large impairment provisions required due to the oil price collapse in the prior year, while lower 1999 impairment provisions proved adequate in light of the improvement in realized oil and gas prices during the last half of the current year. Depreciation, depletion and amortization increased by 61% over 1998 levels due primarily to an increase in depletion. The change in depletion was due to the adverse impact on year-end reserve estimates caused by declining oil production and increasing water disposal costs associated with Williston Basin production.

The decrease in loan fee amortization expense as compared to 1998 reflects the non-recurring nature of the prior period's recognition of $180,000 in previously capitalized prepaid loan fees due to the conversion of a $4,000,000 debenture in January 1998. Fiscal 1998 loan fee amortization expense has been reclassified for comparative purposes with current year expense. Interest expense increased by 142% over 1998, reflecting a full year of interest charges on borrowings under the Range financing agreement entered into during the last quarter of the prior year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK: The Company's major market risk exposure is the commodity pricing applicable to its oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Prices have fluctuated significantly over the last four years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. A 10% fluctuation in the price received for oil and gas production would have an approximate $ 1.3 million impact on the Company's annual revenues and operating income.

INTEREST RATE RISK: The Company's exposure to interest rate risk was minimal at December 31, 2001 as all of its existing debt was at fixed rates. Subsequent to year-end, the Company has borrowed funds under a new revolving credit facility with Hibernia National Bank, with interest tied to the Wall Street Journal Prime rate. At March 28, 2002 the Company had $2.8 million in borrowings under the Facility with interest at 4.75% per annum. Under terms of the Facility, the Company has the option to lock in a fixed interest rate for a period of up to 6 months using LIBOR rates plus an applicable margin, which at March 25, 2002 totaled 5.04%. Should interest rates start to rise, the Company can convert its outstanding loan balance to the LIBOR option rate within 3 days of its election. An annualized 10% fluctuation in interest charged on the outstanding balance at March 25, 2002 would have an approximate $13,000 impact on the Company's annual net income.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES
None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 15, 2002:

            NAME                   CLASS                      POSITION                                 AGE
            ----                   -----                      --------                                 ---

      Stephen M. Gose, Jr.           B           Chairman of the Board of Directors                     72
                                                 Member Compensation and Nominations Committees

      Michael J. Pint                C           Director, Chairman Audit Committee                     58
                                                 Member Compensation and Nominations Committees

      Robert L. Foree, Jr.           A           Director, Chairman Nominations Committee               72
                                                 Member Audit and Compensation Committees

      Alan L. Edgar                  B           Director, Chairman Compensation Committee              56
                                                 Member Audit and Nominations Committees

      James E. Sigmon                C           President and Director                                 53

      Thomas H. Gose                 A           Director and Assistant Secretary                       46
                                                 Member Audit and Nominations Committee

      Roberto R. Thomae                          Chief Financial Officer                                51
                                                 Secretary/Treasurer, Vice President-Finance

      Richard A. Sartor                          Controller                                             49


Stephen M. Gose, Jr., has served as Chairman of the Board of Directors of the Company since July 1984. He has been a member of the Compensation Committees since June 1997 and served as its Chairman through April 1998. Mr. Gose was a member of the Audit Committee From June 1997 through May 2001 and served as its Chairman from June 1997 through April 1998. He has been a member of the Nominations Committee since its inception in May 2001. Mr. Gose served as a Director of the Company's former subsidiary ExproFuels, Inc. from 1994 through 1999. A geologist by training, he has been active for more than 46 years in exploration and development of oil and gas properties, in real estate development, and in ranching through the operations of Retamco Operating, Inc., its predecessors and affiliates.

Michael J. Pint has served as a Director since May 1997. He has been a member of the Audit Committee of the Board of Directors since June 1997 and has served as its Chairman since April 1998. Mr. Pint has been a member of the Compensation Committee since June 1997 and served as its Chairman from April 1998 through May 2001. He has been a member of the Nominations Committee since its inception in May 2001. Mr. Pint has 36 years banking experience, serving in the bank regulatory arena as well as in the capacity of chairman, president and director of 38 different banks and bank holding companies throughout the country. Since 1995, Mr. Pint has served as a Director of Valley Bancorp, Inc. and Valley Bank of Arizona, Inc. of Phoenix, Arizona and Midway National Bank of St. Paul, Minnesota. Previous bank regulatory and management positions include a four-year term as Commissioner of Banks and Chairman of the Minnesota Commerce Commission from 1979 to 1983 and Senior Vice-President and Chief Financial Officer of the Federal Reserve Bank of Minneapolis, Minnesota through 1983.

Robert L. Foree, Jr. has served as a Director since May 1997 and as a member of the Audit and Compensation Committees of the Board of Directors since June 1997. He has been a member of the Nominations Committee and served as its Chairman since its inception in May 2001. A geologist by training, he has been active for more than 46 years in the exploration and development of oil and gas properties. Since 1992, Mr. Foree has served as President of Foree Oil Company, a privately held Dallas, Texas based independent oil and gas exploration and production company.

Alan L. Edgar has served as a Director of the Company since May 2000 and as a member of the Audit and Compensation Committees of the Board of Directors since that time. He has served as the Chairman of the Compensation Committee since May 2001. Mr. Edgar has been a member of the Nominations Committee since its inception in May 2001. He has been involved in energy related investment banking and equity analysis for 30 years. Since 1998, Mr. Edgar has served as President of Cochise Capital, Inc. a privately held Dallas, Texas based company specializing in exploration and production related mergers and acquisitions advisory and financing. Previous public company mergers and acquisitions, investment banking and energy financing experience includes serving as Managing Director and Co-Head of the Energy Group of Donaldson, Lufkin & Jenrette Securities, Inc., from 1990 to 1997, serving as Managing Director of the Energy Group of Prudential-Bache Capital Funding from 1987 to 1990 and serving as Corporate and Research Director of Schneider, Bernet & Hickman, Inc. (Thompson, McKinnon) from 1972 through 1986.

James E. Sigmon has served as the Company's President since February 1985. He has been a Director of the Company since July 1984. He served as a Director of ExproFuels, Inc. through November 1998. As an engineer, Mr. Sigmon has been active for 31 years in the exploration and development of oil and gas properties. Prior to joining the Company, Mr. Sigmon served in the management of a private oil and gas exploration company active in drilling oil and gas wells in South Texas.

Thomas H. Gose has served as a Director of the Company since February 1989, as Secretary from 1992 through March 1997 and as Assistant Secretary since March 1997. He has been a member of the Audit and Nominations Committees since May 2001. Mr. Gose served as President and Director of the Company's former subsidiary ExproFuels, Inc. from 1994 through 1999. Since October 2000 he has served as President of NEOgas Inc., a Houston based subsidiary of NEOppg International Ltd. NEOgas develops and markets technologies to transport and deliver compressed natural gas to markets with stranded gas production or stranded customer bases. He formerly served as Director, CEO and President of Retamco Operating, Inc., (a large shareholder of the Company) its predecessors and affiliates from 1987 to 1999. Thomas H. Gose is the son of Stephen M. Gose, Jr.

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

Each of the Directors listed above has been elected by the shareholders to serve until his successor is duly elected. In May 2001 the shareholders of the Company approved the adoption of a classified board. The board is structured with three classes of directors, Classes A, B and C, each having two directors with current terms expiring in the years 2002, 2003 and 2004, respectively. Directors elected at the May 2002 annual meeting and later meetings will serve full three-year terms.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION INFORMATION: The following table contains certain information for each of the calendar and fiscal years and the 4 month transition period ended as indicated with respect to the chief executive officer and those executive officers of the Company as to whom the total annual salary and bonuses exceed $100,000:

                           SUMMARY COMPENSATION TABLE


NAME AND                                                            OTHER ANNUAL    ALL OTHER
PRINCIPAL POSITION          YEAR        SALARY       BONUSES        COMPENSATION   COMPENSATION
------------------          ----        ------       -------        ------------   ------------

James E. Sigmon          12/31/01       $201,250    $  8,750       (1)  $204,715        $592
President & CEO          12/31/00        175,000      14,583       (1)   174,181         402
                         12/31/99(2)      57,899         -0-       (1)    52,600         -0-
                          8/31/99        150,000         -0-       (1)    56,678         419

Roberto R Thomae         12/31/01        111,250       4,792                 -0-         237
CFO & Secretary/         12/31/00        100,000       8,333                 -0-         161
Treasurer                12/31/99(2)      33,499         -0-                 -0-         -0-

(1) Represents  income from overriding  royalty  interests.
(2) Represents four month transition period for respective officer.

                         OPTION GRANTS IN LAST FISCAL YEAR


                                      % OF TOTAL OPTIONS                                      GRANT
                          # OPTIONS   GRANTED TO EMPLOYEES   EXERCISE PRICE     EXPIRATION    DATE
         NAME               GRANTED   IN FISCAL YEAR           PER SHARE          DATE        VALUE(1)
         ----               -------   --------------           ---------          ----        -------

     Roberto R. Thomae       50,000        24%                   $2.96            2011        $90,996
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

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED
                        # SHARES     VALUE         OPTIONS/SARS                        OPTIONS/SARS
     NAME              EXERCISED    REALIZED EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE (1)
    ---------          ----------   -------- -----------------------------    -------------   ---------------

    James E. Sigmon (2)   -          $  -      100,000         600,000        $     -             $  -
    Roberto R. Thomae     -             -      100,000          50,000            28,500             -


(1) Value of unexercised options calculated as the difference in the stock price at period end and the option price.

(2) 100,000 of Mr. Sigmon's unexercised options were exercisable as of December 31, 2001, and the remaining 600,000 options vest and are exercisable in specified amounts upon the Company's common stock attaining the following price levels: 200,000 shares at $5.00; 100,000 shares at $7.50; 100,000 shares at $10.00; 100,000 shares at $12.50 and 100,000 shares at $15.00.


                            COMPENSATION OF DIRECTORS

Members of the Board of Directors who serve as Executive Officers of the Company are not compensated for any services provided as a Director. Outside (non-employee) directors of the Company are paid an annual retainer of $5,000 per year upon election to the Board. Additionally, the outside directors are paid a fee of $1,000 plus reimbursement of related travel expenses for each board meeting physically attended or $250 for telephonic attendance. Beginning in 1997, upon assuming Director status, new outside directors have been awarded 10 year options (Directors Options) for the purchase of 75,000 shares of Company common stock at 110% of the stock's market value on the date of grant, with such options vesting in equal annual increments over their first three years of service.

During 2000, the Board of Directors unanimously approved a two component strategy intended to re-align long term incentives for all of its directors. This strategy was the result of the expansion of the number of seats on the board by one and the election of a sixth director in May 2000. The strategy provided for the issuance of Directors Options to the two directors whose election to the Board predated the 1997 award regimen thereby precluding their previous receipt of Directors Options. The second component included a re-pricing of the exercise prices of existing Directors Options (those issued to directors elected prior to 2000) equal to the exercise prices as granted the newest outside director elected in May 2000.

                              EMPLOYMENT CONTRACTS

The Company has an employment agreement with its president, Mr. James E. Sigmon, which sets his salary at a minimum of $210,000 annually, and includes the grant of a proportionately reduced 1% overriding royalty interest under all leases the Company has or acquires during his term as President. The agreement is cancelable with 90 days notice by the Company.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No Compensation Committee interlocks existed during the Company's last completed year. The Compensation Committee of the Board of Directors of the Company was established in June 1997 and currently consists of Alan L. Edgar (Chairman), Robert L. Foree, Jr., Michael J. Pint, and Stephen M. Gose, Jr. The principal function of the Committee is to approve the compensation of all executive officers of the Company, to recommend to the Board the terms of principal compensation plans requiring stockholder approval and to direct the administration of the Company's 1995 Flexible Incentive Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth beneficial ownership of the Company's common stock, its only class of equity security. The percent owned is based on 17,397,049 shares outstanding and 20,567,478 fully diluted shares which includes 3,170,429 shares under options and warrants as of March 15, 2002. `

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning all persons known to the Company to beneficially own 5% or more if its common stock, including information filed pursuant to Rule 13d filings made available to the Company during the year.

         NAME AND ADDRESS OF                NUMBER OF SHARES
           BENEFICIAL OWNER                 BENEFICIALLY OWNED    PERCENT OWNED
           ----------------                 ------------------    -------------

         Swisspartners Investment Network AG (1)  2,295,173            12.32%
         Am Schanzengraben 23
         Postfach 970
         Switzerland

         Stephen M. Gose, Jr.                (2)  1,482,877             8.51%
         HCR Box 1010 Hwy 212
         Roberts, Montana  59070

         Thomas H. Gose                      (2)    941,601             5.40%
         517 Morningside
         San Antonio, TX 78209

         Tahoe Invest                             1,200,000             6.90%
         Innere Guterstrasse 4
         6304 Zug
         Switzerland



(1) The number of shares shown as being beneficially owned by Swisspartners Investment Network AG include 1,057,077 shares issued in the names of three different European banking institutions, and 1,238,096 shares reserved for issuance under 5 year warrants, exercisable at $3.00 per share, granted in February 2000 as part of a private equity funding. Based on currently available information, the Company has concluded these holdings must be aggregated for reporting purposes.

(2) Please see related footnotes for each respective beneficial owner presented in the Security Ownership of Management table on the following page.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2002 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. Information provided is based on Forms 3, 4, 5, stock records of the Company and the Company's transfer agent.

                                           NUMBER OF SHARES           PERCENT
           NAME                           BENEFICIALLY OWNED           OWNED(1)
           ----                           ------------------           -----

         Stephen M. Gose, Jr. (3) (7)        1,482,877                  8.51%
         Thomas H. Gose       (7) (8)          941,601                  5.40%
         James E. Sigmon      (2)              750,000                  4.14%
         Michael Pint         (4)              375,000                  2.15%
         Alan L. Edgar        (5)              304,133                  1.73%
         Robert L. Foree, Jr. (4)               86,000                   .49%
         Roberto R. Thomae    (6)              125,000                   .71%

         All Directors and Executive
               Officers as a group           4,114,611                 22.09%

(1) Except as otherwise noted, the Company believes that each named individual has sole voting and investment power over the shares beneficially owned.

(2) The number of shares beneficially owned by Mr. Sigmon includes 50,000 shares owned directly and 700,000 shares of the Company's Common Stock reserved for issuance through options issued under the Company's 1995 Flexible Incentive Plan.

(3) The number of shares beneficially owned by Mr. Stephen M. Gose, Jr. include his 100% interest, shared equally with his spouse, in 1,457,877 shares owned by Retamco Operating, Inc.

(4) The number of shares beneficially owned by Mr. Pint and Mr. Foree each includes 75,000 shares of the Company's Common Stock reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at March 15, 2001 plus 300,000 and 11,000 respectively, of directly owned shares.
(5) The number of shares beneficially owned by Mr. Edgar includes 145,800 shares owned directly, 133,333 shares of the Company's Common Stock reserved for issuance under 5 year warrants granted in February 2000, for services rendered prior to his election as a director and 25,000 shares reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at March 15, 2002.
(6) The number of shares beneficially owned by Mr. Thomae includes 125,000 shares of the Company's Common Stock reserved for issuance through options issued under the Company's 1995 Flexible Incentive Plan.
(7) The number of shares beneficially owned by Mr. Stephen M. Gose, Jr. and Mr. Thomas H. Gose each includes 25,000 shares of the Company's common stock reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at March 15, 2001.

(8) The number of shares beneficially owned by Mr. Thomas Gose include 916,601 shares owned directly.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1999, the Company retained the consulting advisory services of Mr. Alan L. Edgar for the identification of and negotiation assistance with potential sources of debt or equity capital investment in the Company. In February 2000 the Company completed the private placement of 1,333,333 shares of new common stock at a price of $2.25 per share, with Mr. Edgar's assistance. Pursuant to the terms of his consulting agreement, upon closing, Mr. Edgar received a 6% advisory fee totaling $180,000 and 5 year warrants, exercisable at $3.00 per share, to purchase 133,333 shares of the Company's common stock. Mr. Edgar was appointed to the Company's Board of Directors in May 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (A) The following documents are being filed as part of this annual report on Form 10-K after the signature page, commencing on page F-1.

         (1)      Consolidated Financial Statements:
                  Independent Auditors' Reports.
                  Balance Sheets, December 31, 2001 and December 31, 2000. Statements of Operations, Years Ended December 31, 2001 and
                    2000,  August  31,  1999,  and  the  Four  Month
                    Transition Period Ended December 31, 1999.
                  Statements  of Stockholders' Equity, Years Ended December 31,
                    2001  and  2000,  August  31,  1999 , and the Four
                    Month Transition Period Ended December 31, 1999.
                  Statements  of Cash Flows, Years Ended December 31, 2001 and
                    2000,  August  31,  1999,  and  the  Four  Month
                    Transition Period Ended December 31, 1999.
                  Notes to Audited Consolidated Financial Statements.

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

         (3)      Exhibits:

                  **  3.1  Articles of Incorporation of the Registrant filed as
                           Exhibit 3(B) to the registration statement on Form
                           S-1; Reg. No. 2-65661.
                  **  3.2  Articles   of   Amendment   to   Articles   of
                           Incorporation of The Exploration Company,  dated July
                           27, 1984, filed as Exhibit 3.2 to Registrant's Annual report on Form 10-K, dated February 4, 1985.
                  **  3.3  Articles of Amendment to the Articles of
                           Incorporation of the Exploration Company dated April 2, 1985.
                  **  3.4  By-Laws of the Registrant filed as Exhibit 5(A) to the Registration Statement on Form S-1; Reg. 2-65661.
                  **  3.5  Amendment to By-Laws of registrant, dated Sept1,1985.
                  **  3.6  Articles of Amendment to the Articles of
                           Incorporation of The Exploration Company dated April 6, 1990.
                  ** 10.2  Employment Agreement between the Registrant and
                           James E. Sigmon, dated October 1, 1984.
                  ** 10.3  Registrant's  Amended  and  Restated  1983  Incentive
                           Stock Option Plan filed as Exhibit A to registrant's definitive Proxy Statement, dated February 20, 1985.
                  ** 10.4  Registrant's  1995 Flexible  Incentive Plan, filed as
                           Exhibit A to registrant's definitive Proxy Statement, dated April 28, 1995.
                  ** 10.5  Registrant's Form S-8 Registration Statement for its
                           1995 Flexible Incentive Plan, dated November 26,1996.
                  ** 10.6  Registrant's  Amendment to its 1995 Flexible
                           Incentive Plan, filed as Proposal II of the registrants definitive Proxy Statement,Jan 12, 1999.
                  ** 10.7  Registrant's  Plan and  Agreement of  Merger  of The
                           Exploration  Company  with and  into The  Exploration
                           Company of Delaware, Inc., filed as Appendix A of the registrants definitive Proxy Statement, dated January
                           12, 1999.

                  **10.8 Registrant's Certificate of Incorporation of The Exploration Company of Delaware, Inc., filed as
                           Appendix B of the registrants definitive Proxy Statement, dated
                            January 12, 1999.
                  **10.9 Registrant's Certificate of Amendment of Certificate of Incorporation of The Exploration Company of Delaware, Inc., filed as Appendix C of the registrants definitive Proxy Statement, dated January 12, 1999.
                  **10.10 Registrant's Bylaws of The Exploration Company of Delaware, Inc., filed as Appendix D of the registrants definitive Proxy Statement, dated January 12, 1999.
                  **10.11 Registrant's Rights Agreement, filed as Exhibit 4.1 of the registrants Form 8-K, dated June 29, 2000 which includes: as Exhibit A thereto, the Certificate
                           o f Designation of Series A Junior Participating Preferred Stock; as Exhibit B thereto, Form of Right Certificate; as Exhibit C thereto, Summary of Rights to Purchase Preferred Shares.

                  **       Previously  filed

(B) Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended Dec. 31, 2001.

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



                                      THE EXPLORATION COMPANY OF DELAWARE, INC.
                                                     REGISTRANT



March 28, 2002                              By: /s/ James E. Sigmon
                                       ----------------------------------------
                                           James E. Sigmon, President

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

SIGNATURES                               TITLE                                                       DATE
----------                               -----                                                       ----


/s/ Stephen M. Gose, Jr.
Stephen M. Gose, Jr.                     Chairman of the Board of Directors                          March 28, 2002


/s/ Thomas H. Gose
Thomas H. Gose                           Director and Assistant  Secretary                           March 28, 2002


/s/ James E. Sigmon
James E. Sigmon                          President and Director
                                         (Principal Executive Officer)                               March 28, 2002

/s/ Michael J. Pint
Michael J. Pint                          Director                                                    March 28, 2002


/s/ Robert L. Foree, Jr.
Robert L. Foree, Jr.                     Director                                                    March 28, 2002


/s/ Alan L. Edgar
Alan L. Edgar                            Director                                                    March 28, 2002


/s/ Roberto R. Thomae
Roberto R. Thomae                        Chief Financial Officer                                     March 28, 2002
                                         Vice-President-Finance
                                         Secretary/Treasurer
                                         (Principal Accounting Officer)


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The Exploration Company of Delaware, Inc. and Subsidiaries
San Antonio, Texas

We have audited the consolidated balance sheets of The Exploration Company of Delaware, Inc. and Subsidiaries (collectively referred to as "The Exploration Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, August 31, 1999, and the four months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Exploration Company as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, August 31, 1999, and the four months ended December 31, 1999, in conformity with U. S. generally accepted accounting principles.

We have also audited Schedule II of The Exploration Company for the years ended December 31, 2001 and 2000, August 31, 1999 and the four months ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




AKIN, DOHERTY, KLEIN & FEUGE, P.C.
San Antonio, Texas
March 8, 2002, except Note B, to which the date is March 28, 2002

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                         DEC. 31,             DEC. 31,
                                                                                           2001                 2000
                                                                                     ----------------      ------------
                                                                                          >
ASSETS

Current Assets:
   Cash and equivalents                                                               $   2,019,164       $   5,898,015
   Accounts receivable:
     Joint interest owners                                                                  472,146             571,255
     Oil and gas production                                                               1,470,497           2,833,411
   Prepaid expenses and other                                                               273,603             226,916
   Deferred tax asset, current portion                                                      -                  1,489,402
                                                                                      -------------       --------------
       Total current assets                                                               4,235,410          11,018,999

Property and Equipment:
   Oil and gas properties (successful efforts),  less accumulated  depreciation, depletion and  amortization of $10,849,797 and $7,792,062,  and accumulated impairment of $6,007,150
     and $4,882,759                                                                      19,566,617          13,921,843
   Other property and equipment, less accumulated
     depreciation of $380,409 and $268,512                                                  327,123             161,762
                                                                                      -------------       -------------
       Net property and equipment                                                        19,893,740          14,083,605

Other Assets:
   Deferred tax asset, net of current portion                                             5,232,718           3,743,316
   Other                                                                                    481,564             359,721
                                                                                      -------------       -------------
     Total other assets                                                                   5,714,282           4,103,037
                                                                                      -------------       -------------


TOTAL ASSETS                                                                          $  29,843,432       $  29,205,641
                                                                                      =============       =============

SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS


                                                                                           DEC. 31,           DEC. 31,
                                                                                             2001              2000
                                                                                      -----------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                             $    4,122,669      $    1,632,581
   Due to joint interest owners                                                           1,368,785           2,620,644
   Current portion of long-term debt                                                        298,410             416,149
                                                                                       ------------        ------------
     Total current liabilities                                                            5,789,864           4,669,374

Long-term debt, net of current portion                                                      563,767             779,042

Minority interest in consolidated subsidiaries                                              433,105             435,489

Stockholders' Equity:
   Preferred stock; authorized 10,000,000 shares,
     issued and outstanding -0- shares                                                      -                   -
   Common stock, par value $0.01 per share;
     authorized 50,000,000 shares; issued
     17,496,849 and 17,471,849 shares, outstanding
     17,397,049 and 17,471,849 shares                                                       174,968             174,718
   Additional paid-in capital                                                            44,017,983          43,986,983
   Accumulated deficit                                                                  (20,890,248)        (20,839,965)
   Less treasury stock, at cost, 99,800
      and -0- shares                                                                       (246,007)            -
                                                                                       ------------       -------------
     Total stockholders' equity                                                          23,056,696          23,321,736
                                                                                       ------------       -------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  29,843,432       $  29,205,641
                                                                                       =============       =============

SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR                 YEAR             FOUR MONTHS         YEAR
                                                       ENDED                 ENDED               ENDED            ENDED
                                                      DEC. 31,              DEC. 31,           DEC. 31,         AUG. 31,
                                                        2001                 2000                1999             1999
                                                        ----                 ----                ----             ----
REVENUES
   Gas and oil sales                               $  13,350,699        $  13,841,138      $   3,580,765    $   6,881,767
   Other operating income                              1,158,788              889,978            271,324          615,608
                                                   -------------        -------------      -------------    -------------
                                                      14,509,487           14,731,116          3,852,089        7,497,375

COSTS AND EXPENSES
   Lease operations                                    2,406,688            1,157,291            496,950          864,675
   Production taxes                                      959,143              990,789            261,997          471,193
   Exploration expenses                                2,986,036            3,056,466            259,625          269,344
   Impairment and abandonments                         2,652,705            3,126,715            320,000          623,784
   Depreciation, depletion and amortization            3,201,517            2,711,605            671,593        2,327,992
   General and administrative                          2,231,851            1,871,404            544,485        1,442,338
                                                    ------------        -------------       ------------     ------------
        Total costs and expenses                      14,437,940           12,914,270          2,554,650        5,999,326
                                                    ------------        -------------       ------------     ------------

Income from operations                                    71,547            1,816,846          1,297,439        1,498,049

Other Income (Expense)
   Interest income                                       188,061              232,386             27,082           73,892
   Interest expense                                     (128,373)            (179,036)          (131,872)        (628,396)
   Loan fee amortization                                 -                    (12,000)            (4,000)         (12,000)
                                                    ------------        -------------       ------------     ------------
                                                          59,688               41,350           (108,790)        (566,504)
                                                    ------------        -------------       ------------     ------------

Income before income taxes
   and  minority interest                                131,235            1,858,196          1,188,649          931,545
Minority interest in income of subsidiaries             (106,518)            (238,061)              -                   -
                                                    ------------        -------------       ------------     ------------

Income before income taxes                                24,717            1,620,135          1,188,649          931,545
Income tax (expense) benefit, net                        (75,000)           5,141,800              -                   -
                                                    ------------        -------------       ------------     ------------

NET INCOME (LOSS)                                   $    (50,283)       $   6,761,935       $  1,188,649     $    931,545
                                                    ============        =============       ============     ============


EARNINGS (LOSS) PER SHARE
   Basic                                            $      (.003)       $       0.39        $       0.07     $       0.06
   Diluted                                                 (.003)               0.39                0.07             0.06

   Weighted average number of common
    shares outstanding:
       Basic                                          17,441,242           17,242,326         15,938,516       15,668,721
       Diluted                                        17,441,242           17,343,957         15,991,526       15,678,567

SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK             ADDITIONAL
                                                                       PAID-IN          ACCUMULATED    TREASURY
                                         SHARES         AMOUNT         CAPITAL            DEFICIT       STOCK              TOTAL
                                         ------         ------         -------            -------       -----              -----

BALANCE AT AUGUST 31, 1998               15,613,516   $  156,135       $ 40,161,100   $ (29,722,094)       -        $  10,595,141

Issuance of common stock in
   exchange for oil and
   gas properties                           325,000        3,250            490,344         -                             493,594
Net income for the year                     -               -                    -         931,545         -              931,545
                                         ----------    ---------        -----------    -----------     ---------      -----------

BALANCE AT AUGUST 31, 1999               15,938,516      159,385         40,651,444     (28,790,549)       -           12,020,280

Net income for the period                   -               -                    -        1,188,649        -            1,188,649
                                         ----------     --------        -----------     -----------                   -----------

BALANCE AT DECEMBER 31, 1999             15,938,516      159,385         40,651,444     (27,601,900)       -           13,208,929

Issuance of common stock
   for cash, net of expenses
   of $189,752                            1,333,333       13,333          2,796,914         -              -            2,810,247
Issuance of common stock in
   exchange for oil and
   gas properties                           150,000        1,500            439,125         -                             440,625
Common stock warrants exercised              50,000          500             99,500         -              -              100,000
Net income for the year                     -                -                    -       6,761,935        -            6,761,935
                                        -----------     --------        -----------    ------------    ---------      ------------
BALANCE AT DECEMBER 31, 2000             17,471,849      174,718         43,986,983     (20,839,965)       -           23,321,736

Common stock options exercised               25,000          250             31,000         -              -               31,250
Purchases of treasury stock, at cost           -            -                  -            -             (246,007)      (246,007)
Net loss for the year                          -            -                  -          (50,283)               -        (50,283)
                                        -----------     --------        -----------     -----------     -----------   -----------
Balance at December 31, 2001             17,496,849    $ 174,968       $ 44,017,983    $ (20,890,248)   $ (246,007)  $ 23,056,696
                                        ===========    =========       ============    =============    ==========   ============

SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR             YEAR           FOUR MONTHS       YEAR
                                                                ENDED            ENDED             ENDED          ENDED
                                                               DEC. 31,         DEC. 31,          DEC. 31,       AUG. 31,
                                                                 2001             2000             1999           1999
                                                                 ----             ----             ----           ----
OPERATING ACTIVITIES
   Net income (loss)                                      $     (50,283)    $  6,761,935      $  1,188,649    $   931,545
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Deferred income taxes                                    -             (5,232,718)          -              -
       Depreciation, depletion and amortization               3,201,517        2,711,605           671,593      2,327,992
       Amortization of financing fees                           -                -                   4,000         12,000
       Impairments and abandonments                           2,652,705        3,126,715           320,000        623,784
       Minority interest in income of subsidiaries              106,518          238,061           -              -
       Changes in operating assets and liabilities:
         Receivables                                          1,462,023       (1,465,530)          314,213     (1,391,683)
         Prepaid expenses and other                             (46,687)        (104,441)          133,859       (238,596)
         Accounts payable and accrued expenses                1,238,229          494,211         1,320,288      1,593,162
                                                           ------------     ------------      ------------    -----------
Net cash provided by operating activities                     8,564,022        6,529,838         3,952,602      3,858,204

INVESTING ACTIVITIES
   Development of oil and gas properties                    (13,360,347)      (6,290,260)         (196,103)    (3,448,320)
   Proceeds from sale of oil and gas properties               2,005,133          -                 -              -
   Purchases of other property and equipment                   (314,980)        (157,702)           (3,349)       (31,486)
   Distributions to minority interests                         (108,902)         -                 -              -
   Other changes                                               (116,007)           8,843            75,000        (10,000)
                                                          -------------    -------------      ------------    -----------
Net cash (used) by investing activities                     (11,895,103)      (6,439,119)         (124,452)    (3,489,806)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                 153,231        1,173,642            20,131        900,000
   Payments on long-term debt                                  (486,244)      (1,658,386)       (1,435,004)    (2,629,118)
   Issuances of common stock, net of expenses                    31,250        2,910,247             -              -
   Purchases of treasury stock                                 (246,007)           -                 -              -
                                                          -------------    -------------    --------------    -----------
Net cash provided (used) by financing activities               (547,770)       2,425,503        (1,414,873)    (1,729,118)
                                                          -------------    -------------    --------------    -----------

CHANGE IN CASH AND EQUIVALENTS                               (3,878,851)       2,516,222         2,413,277     (1,360,720)

Cash and Equivalents at Beginning of Period                   5,898,015        3,381,793           968,516      2,329,236
                                                          -------------    -------------     ---------------  -----------

CASH AND EQUIVALENTS AT END OF PERIOD                     $   2,019,164    $   5,898,015     $    3,381,793   $   968,516
                                                          =============    =============     ==============   ===========



SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                               $       128,373   $      179,036     $      131,872$      721,292
   Cash paid for income taxes                                    75,000           62,497           -              -

SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS: The Exploration Company of Delaware, Inc., d.b.a. The Exploration Company (TXCO or Company) is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties. The Company's primary focus is on developing gas reserves on properties located in Texas, and oil reserves on properties located in South Dakota, North Dakota and Montana.

CONSOLIDATION: The financial statements include the accounts of the Company and its majority-owned subsidiaries. The subsidiaries own and operate a gas gathering system which is utilized by the Company for delivery of natural gas from its Texas properties. All significant intercompany balances and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR: The Company changed its fiscal year end from August 31 to December 31, effective for the fiscal year beginning January 1, 2000. The four-month transition period from September 1 through December 31, 1999 preceded the start of the new year. The fiscal year ended August 31, 1999 has not been recast to conform to the new year end of December 31.

REVENUE RECOGNITION: The Company recognizes gas and oil revenue from its interest in producing wells as the gas and oil is sold from the wells.

CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

OIL AND GAS PROPERTIES: The Company uses the successful efforts method of accounting for its oil and gas activities. Costs to acquire mineral interests, 3-D seismic costs, development wells, and costs to drill and equip exploratory wells that find proved reserves are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, 2-D seismic costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Depreciation, depletion and amortization (DD&A) of oil and gas properties is computed using the unit-of-production method based upon recoverable reserves as determined by the Company's independent reservoir engineers. Depletion of coalbed methane properties begins following the dewatering phase of each coalbed methane project. Oil and gas properties are periodically assessed for impairment. If the unamortized capitalized costs of proved properties are in excess of the undiscounted future cash flows before income taxes, the property is impaired. Future cash flows are determined based on management's best estimate and may consider changes in prices for the product as considered most likely to occur in future periods. Unproved properties are also evaluated periodically and if the unamortized cost is in excess of estimated fair value an impairment is recognized.

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

EARNINGS (LOSS) PER SHARE: The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

FINANCIAL INSTRUMENTS: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company places its temporary cash investments with major financial institutions which, from time-to-time, may exceed federally insured limits, and believes the risk of loss is minimal. Substantially all of the Company's accounts receivable result from oil and gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced credit losses on such receivables. Unless otherwise specified, the Company believes the book value of the financial instruments approximates their fair value.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes used to calculate depreciation, depletion and amortization, the related present value of estimated future net cash flows, and the estimate of future years' earnings used as a basis to record the deferred tax asset.

STOCK OPTIONS: The Company applies Accounting Principle Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for all stock option plans. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model.

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

RECENT ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has not issued any recent pronouncements not previously implemented by the Company which would have a significant impact on its financial position or on the reporting of its operations.


NOTE B - SUBSEQUENT DEBT FINANCING

On March 4, 2002, the Company entered into an agreement with Hibernia National Bank providing a $25 million revolving credit line with an initial borrowing base of $5 million, of which $2.8 million was drawn as of March 28, 2002. The interest rate under the credit facility will initially be based on the prime lending rate as posted in The Wall Street Journal. Interest on funds drawn will be paid monthly, with the principle due March 2005. The line is collateralized by accounts receivable and oil and gas properties.


NOTE C - LONG TERM DEBT

Long-term debt consists of the following at December 31:
                                                                                           2001                    2000
                                                                                     ----------------        ---------------
   Note payable to financing companies,  with interest at 12.61%, due in monthly installments of $22,404, with final
     payment in 2005, and collateralized by compressor equipment.                    $    728,435            $    893,866

   Installment  notes to insurance  company,  with interest from 8.25% to 9.25%, due in current monthly installments of $17,025 with final
     payment in 2002, and unsecured.                                                       84,855                  32,487

   Note payable to financing companies,  with interest at 22.96%, due in monthly installments of $1,965, with final payment in 2002,
     and collateralized by office equipment.                                               20,895                  37,538

   Note payable to financing companies,  with interest at 11.85%, due in monthly installments of $834, with final
     payment in 2005, and collateralized by office equipment.                              27,992                  34,268

   Note  payable  to  vendors,  with  interest  at 8% to 9.50%,  due in  monthly installments of $40,000, with final payment in 2001, and collateralized
     by certain oil and gas properties.                                                   -                       197,032
                                                                                    -------------          --------------

   Total long-term debt                                                                   862,177               1,195,191

   Less current portion                                                                  (298,410)               (416,149)
                                                                                    -------------          --------------

   Long-term portion of debt                                                        $     563,767           $     779,042
                                                                                    =============           =============



The following is a schedule of maturities of long-term debt as of December 31, 2001:

                YEAR ENDED DECEMBER 31,              AMOUNT
                -----------------------              ------

                         2002                     $   298,410
                         2003                         218,358
                         2004                         247,484
                         2005                          97,925
                         2006                            -
                                                 ------------
                                                   $  862,177
                                                 ============

NOTE D - STOCKHOLDERS' EQUITY

PREFERRED STOCK: The Company has authorized 10,000,000 shares of preferred stock, none of which has been issued at December 31, 2001. Terms of the stock have not been established by the Board of Directors.

STOCKHOLDER RIGHTS PLAN: On June 29, 2000, the Company adopted a Rights Plan (the "Rights Plan") whereby a dividend of one preferred share purchase right (a "Right") was paid for each outstanding share of TXCO common stock. The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of TXCO common stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15% or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from TXCO .001 share of Series A Preferred Stock ("Series A Preferred Stock"), subject to adjustment under certain circumstances.

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

Unless redeemed by TXCO earlier, the Rights will expire on June 29, 2010. The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2001.

STOCK REPURCHASE: On June 27, 2001, the Company's Board of Directors approved a common share buyback program to purchase up to $2 million of the Company's common shares in open market or privately negotiated treasury purchases. The timing and amount of these stock repurchases are determined at the discretion of management. As of December 31, 2001, the Company has purchased 99,800 shares of its common stock at a cost of $246,007 under this program.

STOCK OPTIONS: The Company grants options to its officers, directors, and key employees under its 1995 Flexible Incentive Plan (The "Plan"), as amended. The Plan was authorized to grant options to management, directors, and key employees for up to 1,500,000 shares of the Company's common stock. In 2001, the Company's shareholders approved a proposal to amend the Plan to increase by 200,000 the maximum number of shares common stock that may be issued with respect to awards under the plan. All options granted have ten year terms and vest and become fully exercisable based on the specific terms imposed at the date of grant.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 YEAR             YEAR        FOUR MONTHS        YEAR
                                                                ENDED             ENDED           ENDED          ENDED
                                                               DEC. 31,          DEC. 31,        DEC. 31,       AUG. 31,
                                                                 2001             2000             1999          1999
                                                                 ----             ----             ----          ----

         Risk-free interest rate                                4.40%             5.11%            6.48%           5.0%
         Dividend yield                                          0%                0%               0%              0%
         Volatility of common stock                             .79               .67              1.21            .95
         Weighted-average expected life of option              5 years           5 years          5 years         5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                YEAR             YEAR        FOUR MONTHS        YEAR
                                                               ENDED             ENDED          ENDED           ENDED
                                                              DEC. 31,          DEC. 31,       DEC. 31,        AUG. 31,
                                                                2001             2000           1999            1999
                                                                ----             ----           ----            ----
   Pro forma earnings (loss)                               $  (357,803)     $ 6,241,705     $ 1,122,238      $  695,970

   Pro forma earnings (loss) per common share:
     Basic                                                 $     (0.02)     $      0.36     $     0.07       $     .04
     Diluted                                                     (0.02)            0.36           0.07             .04

A summary of the status of the Company's stock option activity and related information is as follows:

                                                                 WT.-AVG.      EXERCISABLE                     WT.-AVG.
                                                             FAIR VALUE OF        AT END                      EXERCISE
                                                           OPTIONS GRANTED      OF PERIOD         SHARES        PRICE
                                                           ---------------      ---------         ------        -----

     Outstanding at August 31, 1998                                              379,800       1,029,800         2.95

       Granted                                                 $ 0.95                            139,000         1.20
       Exercised                                                                                 -                -
       Forfeited                                                                                (124,000)        2.70
                                                                                             -----------

     Outstanding at August 31, 1999                                              334,800       1,044,800         2.72

       Granted                                                 $ 1.21                            164,000         2.12
       Exercised                                                                                 -                -
       Forfeited                                                                                 -                -
                                                                                             -----------

     Outstanding at December 31, 1999                                            389,800       1,208,800         2.66

       Granted                                                 $ 1.39                            375,000         2.98
       Exercised                                                                                 -                -
       Forfeited                                                                                (150,000)        6.60
                                                                                             -----------

     Outstanding at December 31, 2000                                            526,800       1,433,800         2.33

       Granted                                                 $ 1.82                            205,000         2.96
       Exercised                                                                                 (25,000)        1.25
       Forfeited                                                                                  (9,800)        3.91
                                                                                             -----------

     Outstanding at December 31, 2001                                            649,000       1,604,000         2.43
                                                                                             ===========

The following table summarizes information about the options outstanding at December 31, 2001:

                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            ---------------------------------------------        ----------------------------
                                               Wt.-Avg.
                                              REMAINING           WT.-AVG                             WT.-AVG,
                              NUMBER        CONTRACTUAL          EXERCISE          NUMBER            EXERCISE
        EXERCISE PRICE     OUTSTANDING         LIFE                 PRICE        EXERCISABLE           PRICE
        --------------     -----------         ----                 -----        -----------           -----
            $ 0.98             25,000       6.83 years          $   0.98            25,000           $ 0.98
              1.25             85,000       6.68 years              1.25            85,000             1.25
              2.12            764,000       6.64 years              2.12           164,000             2.12
              2.62             50,000       4.68 years              2.62            50,000             2.62
              2.75            100,000       3.12 years              2.75           100,000             2.75
              2.78             75,000       8.40 years              2.78            25,000             2.78
              2.96            205,000       9.59 years              2.96              -                2.96
              3.09            300,000       7.08 years              3.09           200,000             3.09
                              -------                            -------           -------

                            1,604,000                           $   2.43           649,000          $  2.42
                            =========                               ====           =======             ====


STOCK WARRANTS: The following is a summary of warrants outstanding at December 31, 2001:

                                                                                                  WT.-AVG.
                                                                                  WT.-AVG.       REMAINING
                                                NUMBER        RANGE OF           EXERCISE       CONTRACUTAL
              PURPOSE OF WARRANTS              OF SHARES       PRICES             PRICE            LIFE
              -------------------              ---------       ------            -----             ----
Convertible notes and equity financing       1,566,429     $ 2.88 - $ 6.00      $ 3.06           3 years
  (convertible notes subsequently paid
   in full)

NOTE E - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computation:

                                                                                      INCOME         PER SHARE
                                                               SHARES                  (LOSS)         AMOUNT
                                                               ------                  ------         ------
         YEAR ENDED DECEMBER 31, 2001:

           Basic EPS:
              Net income (loss)                                17,441,242          $    (50,283)      $ (0.003)
              Effect of dilutive options                          -                       -                -
                                                              -----------          ------------       ---------

           Dilutive EPS                                        17,441,242          $    (50,283)      $  (0.003)
                                                              ===========          ============       =========

         YEAR ENDED DECEMBER 31, 2000:

           Basic EPS:
              Net income                                       17,242,326           $ 6,761,935        $    0.39
              Effect of dilutive options                          101,631               -                  -
                                                              -----------           -----------        ---------
           Dilutive EPS                                        17,343,957           $ 6,761,935        $    0.39
                                                              ===========           ===========        =========

         FOUR MONTHS ENDED DECEMBER 31, 1999:

           Basic EPS:
              Net income                                       15,938,516           $ 1,188,649        $    0.07
              Effect of dilutive options                           53,010               -                   -
                                                              -----------           -----------        ---------
           Dilutive EPS                                        15,991,526           $ 1,188,649        $    0.07
                                                              ===========           ===========        =========


         YEAR ENDED AUGUST 31, 1999:

           Basic EPS:
              Net income                                       15,668,721          $    931,545        $    0.06
              Effect of dilutive options                            9,846               -                  -
                                                              -----------          ------------        ---------

           Dilutive EPS                                        15,678,567          $    931,545        $    0.06
                                                              ===========          ============        =========


The 2001 loss per share does not include the effect of options and warrants as their impact would be antidilutive.

NOTE F - OPERATING LEASES

The Company leases its primary office space through February 2005. The Company incurred rent expense of $146,000, $133,000 and $95,000 for the years ended December 31, 2001 and 2000 and August 31, 1999, and $33,000 for the four months ended December 31, 1999. Future minimum rentals under all noncancelable leases are as follows:

                 YEAR ENDED DECEMBER 31,                       AMOUNT
                 -----------------------                       ------

                          2002                            $   149,000
                          2003                                153,000
                          2004                                156,000
                          2005                                 26,000


NOTE G - INCOME TAXES

In years prior to 2000, the Company did not incur a federal or state income tax expense due to the utilization of tax net operating losses, nor did it receive a tax benefit as its deferred tax assets were fully reserved.

The components of the Company's income taxes were as follows for the years ended December 31:


                                                     2001            2000

         Current federal tax expense            $   75,000     $    90,918
         Deferred federal tax (benefit)               -         (5,232,718)
                                                ----------      ----------

           Income tax (benefit), net            $   75,000      $(5,141,800)
                                                ==========      ===========


The following items give rise to the deferred tax assets and liabilities:

                                                                              DEC, 31,                DEC. 31,
                                                                                 2001                    2000
                                                                            ------------           -------------

         Deferred tax assets:
           Tax net operating loss carryforwards                             $  4,860,000           $   5,480,000
           Impairment of oil and gas and mineral properties                    3,010,000               1,660,000
                                                                            ------------           -------------
              Net deferred tax assets                                          7,870,000               7,140,000

           Less valuation allowance                                           (2,637,282)             (1,907,282)
                                                                            ------------           -------------

         Deferred income tax asset recorded                                 $  5,232,718           $   5,232,718
                                                                            ============           =============


The Company's available net operating loss carryforwards of approximately $14,300,000 ($4,860,000 tax benefit) at December 31, 2001, expire from 2006 to
2019.

The differences between the expected federal income taxes and the Company's actual taxes are as follows:

                                                                                           FOUR MONTHS
                                                       YEAR ENDED          YEAR ENDED          ENDED         YEAR ENDED
                                                          DEC. 31,           DEC. 31,        DEC. 31,         AUG. 31,
                                                            2001               2000            1999             1999
                                                     -------------      ------------      -----------      ------------
   Expected federal taxes                            $       3,700       $   551,000     $    404,000         $ 317,000
   Change in valuation allowance                           730,000        (6,388,718)        (387,600)       (1,072,020)
   Other changes                                          (658,700)          695,918          (16,400)          755,020
                                                     -------------      ------------      -----------      ------------

   Income tax expense (benefit)                      $      75,000      $ (5,141,800)    $       -         $       -
                                                     =============      ============     ============      ============

Prior to 2000, the Company provided a valuation allowance equal to its net deferred tax asset, since it had a history of financial and tax losses. SFAS No. 109 required the valuation allowance since it was more likely than not such deferred tax assets would not be realized.

However, the Company has undergone significant changes during the last few years. It has impaired or abandoned over $6.4 million on certain unproved leasehold acreage during the last 4 years, minimizing its remaining exposure on its unproved acreage positions. Although the Company's revenues dropped slightly from 2000 to 2001, this was primarily attributable to the sudden decline in both gas and oil prices commencing in the 2nd quarter of 2001 which affected the entire industry. This return to extremely low pricing levels caused depletion and amortization rates, and the related impairment of proved producing properties, to increase significantly during the last half of 2001, particularly in the 4th quarter when the full impact of these price declines was realized. In addition, the reduction in natural gas prices from $11.04 per Mcf at year end 2000 to $2.72 per Mcf at year end 2001 reduced the Company's future cash inflows as estimated by its independent petroleum engineering consultants. However, the Company's equivalent gas proved reserves more than doubled during the same period, from 4,532,000 Mcf to 10,976,000 Mcf.

Management believes it is more likely than not that a significant portion of its deferred income tax asset will be realized. In 2000, the valuation allowance was reduced and a deferred tax asset recognized for the amount expected to be realized through taxable earnings. In 2001, this deferred tax asset recognized was not changed, although the valuation allowance was increased for the net change in the deferred tax components. In determining the valuation allowance, the Company uses future income projections, reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. These graduating percentages are changed periodically to compensate for the fluctuations, both up and down, in natural gas and oil pricing. Regardless of management's expectations, there can be no assurance that the Company will generate any specific level of continuing earnings.


NOTE H - MAJOR CUSTOMERS

Sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales are as follows:

                                                   A            B           C
   Year ended December 31, 2001                    30%         57%        <10%
         Year ended December 31, 2000              28%         26%         18%
         Four months ended December 31, 1999       28%        <10%         57%
         Year ended August 31, 1999                23%        <10%         55%


NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

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

NOTE J - OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

CAPITALIZED COSTS AND COSTS INCURRED RELATING TO OIL AND GAS ACTIVITIES

The Company's investment in oil and gas properties is as follows at:

                                                                                     DEC. 31,              DEC. 31,
                                                                                       2001                  2000
                                                                                 --------------         --------------
    Proved properties:
       Conventional oil and gas properties                                       $   24,735,881         $   17,161,948
       Coalbed methane properties                                                     5,962,313              1,081,460
                                                                                 --------------         --------------
          Total proved property                                                      30,698,194             18,243,408

       Less reserve for impairment                                                   (5,145,837)            (2,797,408)
       Less accumulated depreciation,
         depletion and amortization                                                 (10,849,797)            (7,792,062)
                                                                                 --------------         --------------
          Net proved properties                                                      14,702,560              7,653,938

    Unproved properties                                                               5,725,370              8,353,256
       Less reserve for impairment                                                     (861,313)            (2,085,351)
                                                                                 --------------         --------------
          Net unproved properties                                                     4,864,057              6,267,905
                                                                                 --------------         --------------

    Net capitalized cost                                                         $   19,566,617         $   13,921,843
                                                                                 ==============         ==============



Costs incurred, capitalized, and expensed in oil and gas producing activities are as follows:

                                                            YEAR                YEAR         FOUR MONTHS      YEAR
                                                           ENDED                ENDED          ENDED          ENDED
                                                          DEC. 31,             DEC. 31,       DEC. 31,       AUG. 31,
                                                            2001                2000           1999           1999
                                                            ----                ----           ----           ----
    Property acquisition costs, unproved              $   1,627,967       $   2,319,285    $   35,900     $  890,418
    Property development and exploration costs:
      Conventional oil and gas properties                11,262,498           6,386,606     1,396,125      3,340,702
      Coalbed methane properties                          4,880,853           1,081,460         -            -
    Depreciation, depletion and amortization              3,040,932           2,625,924       654,592      2,281,758
    Depletion per equivalent Mcf of production                 1.02                 .79           .52            .69

OIL AND GAS RESERVES (UNAUDITED)

The estimates of the Company's proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

The Company's reserve information was prepared as of each respective period end. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change, as future information becomes available. Proved developed reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The Company has not yet established any reserves related to its coalbed methane properties in the tables below. This project is still in the dewatering phase, which must be completed before economic quantities of natural gas production may be realized and reserves estimated. Changes in estimated net quantities of conventional oil and gas reserves, all of which are located within the United States, are as follows:

                                                           YEAR               YEAR       FOUR MONTHS         YEAR
                                                           ENDED              ENDED          ENDED            ENDED
                                                         DEC. 31,            DEC. 31,       AUG. 31,         AUG. 31,
                                                           2001               2000           2000             1999
                                                           ----               ----           ----             ----
                                                     C>
Proved developed and undeveloped reserves:
     Natural gas (Mcf):
       Beginning of period                               4,532,000         5,823,000       6,263,000        6,101,700
         Extensions and discoveries                      8,664,000         2,126,000         461,000        2,803,000
         Reserves purchased                                -                 -               -                338,000
         Production                                     (2,673,000)       (2,965,000)     (1,119,000)      (2,813,000)
         Revisions of previous estimates                   453,000          (452,000)        218,000         (166,700)
                                                       -----------      ------------     -----------      -----------

       End of period                                    10,976,000         4,532,000       5,823,000        6,263,000
                                                       ===========      ============     ===========      ===========

     Crude Oil (Bbls):
       Beginning of period                                 183,000            93,000         106,000          100,600
         Extensions and discoveries                         66,000             5,000           4,500           32,000
         Reserves purchased                                -                 -               -                  1,600
         Production                                        (50,000)          (60,000)        (24,000)         (82,000)
         Revisions of previous estimates                    95,000           145,000           6,500           53,800
                                                       -----------      ------------     -----------      -----------

       End of period                                       294,000           183,000          93,000          106,000
                                                       ===========      ============     ===========      ===========


Proved developed reserves:
     Natural gas (Mcf):
       Beginning of period                               4,532,000         5,823,000       6,263,000        6,102,000
       End of period                                     5,102,000         4,532,000       5,823,000        6,263,000

     Crude Oil (Bbls):
       Beginning of period                                 183,000            93,000         106,000          101,000
       End of period                                       133,000           183,000          93,000          106,000

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved developed oil and gas reserves. Prices used to determine future cash inflows were based on the respective year end weighted average sales prices utilized for the Company's proved developed reserves which were $2.72, $11.04, $1.99 and $2.58 per Mcf of gas and $17.70, $25.67, $25.39 and $19.03 per barrel of oil as of December 31, 2001, 2000 and 1999 and August 31, 1999. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's reserves and the tax basis of proved oil and gas properties and available operating loss and temporary differences.

                                                          YEAR                YEAR       FOUR MONTHS          YEAR
                                                         ENDED               ENDED          ENDED             ENDED
                                                        DEC. 31,            DEC. 31,       DEC. 31,         AUG. 31,
                                                           2001               2000           1999             1999
                                                          ----               ----            ----             ----
     Future cash inflows                             $  35,359,000     $  54,747,000   $  15,158,000    $  17,370,000
     Future production and development costs           (16,331,000)      (10,516,000)     (2,411,000)      (2,484,000)
                                                     -------------     -------------   -------------   --------------
     Future net cash inflows before income tax          19,028,000        44,231,000      12,747,000       14,886,000
     Future income tax expense                             -              (6,045,000)         -                -
                                                     -------------     -------------   -------------   --------------
       Future net cash flows                            19,028,000        38,186,000      12,747,000       14,886,000
     10% annual discount to reflect timing of
       net cash flows                                   (5,045,000)       (6,226,000)     (2,648,000)      (2,441,000)
                                                     -------------     -------------   -------------   --------------

     Standardized measure of discounted future
       net cash flows relating to proved reserves     $ 13,983,000     $  31,960,000   $  10,099,000   $    12,445,000
                                                      ============     =============   =============   ===============

The principal factors comprising the changes in the standardized measure of discounted future net cash flows is as follows:

                                                         YEAR               YEAR        FOUR MONTHS         YEAR
                                                         ENDED              ENDED          ENDED            ENDED
                                                        DEC. 31,           DEC. 31,       DEC. 31,        AUG. 31,
                                                         2001               2000           1999             1999
                                                         ----               ----           ----             ----
Standardized measure, beginning of period          $  31,960,000        $ 10,099,000   $  12,445,000     $  8,824,000
Extensions and discoveries                             8,505,000           5,935,500         903,000        6,810,000
Reserves purchased                                       -                   -              -                 350,000
Sales and transfers, net of production costs          (9,984,868)        (11,693,058)     (2,821,818)      (5,545,899)
Revisions in quantity and price estimates            (15,881,132)         31,208,458         817,318        2,888,899
Net change in income taxes                             2,580,000          (2,580,000)        -                -
Accretion of discount                                 (3,196,000)         (1,009,900)      (1,244,500)       (882,000)
                                                    ------------        ------------    -------------    ------------

Standardized measure, end of period                 $ 13,983,000        $ 31,960,000    $ 10,099,000     $ 12,445,000
                                                    ============        ============    ============     ============

THE EXPLORATION COMPANY
SCHEDULE II - VALUATION AND QUALIFYING RESERVES

                                                     BALANCE            CHARGED TO                              BALANCE
                                                   BEGINNING             COSTS AND                              END OF
                                                   OF  PERIOD            EXPENSE          DEDUCTIONS            PERIOD
                                                   ----------           ----------        ----------           --------
YEAR ENDED DECEMBER 31, 2001
   Allowance for doubtful accounts,
     trade accounts                             $       27,000       $        -       $         -         $        27,000
   Impairment of oil and gas properties              4,882,759           2,627,705         (1,503,314)          6,007,150
   Deferred tax asset valuation allowance            1,907,282             730,000             -                2,637,282


YEAR ENDED DECEMBER 31, 2000
   Allowance for doubtful accounts,
     trade accounts                             $       27,000       $        -       $        -          $        27,000
   Impairment of oil and gas properties              2,805,061           2,077,698             -                4,882,759
   Deferred tax asset valuation allowance            8,296,000             -               (6,388,718)          1,907,282


FOUR MONTHS ENDED DECEMBER 31, 1999
   Allowance for doubtful accounts,
     trade accounts                             $       27,000       $        -       $        -          $        27,000
   Impairment of oil and gas properties              2,485,061             320,000             -                2,805,061
   Deferred tax asset valuation allowance            8,683,600                -              (387,600)          8,296,000


YEAR ENDED AUGUST 31, 1999
   Allowance for doubtful accounts,
     trade accounts                             $       27,000       $        -       $        -          $        27,000
   Impairment of oil and gas properties              3,894,739             300,000         (1,709,678)          2,485,061
   Deferred tax asset valuation allowance            9,755,620              -              (1,072,020)          8,683,600
