Form 10-Q
period 2002-03-31
EXPLORATION CO OF DELAWARE INC
filed 2002-05-15
CIK 313395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended                              Commission File No.
       March 31, 2002                                        0-9120



                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                       84-0793089
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
                                                        YES   X   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2002.


      Common Stock $0.01 par value                            19,971,716
            (Class of Stock)                              (Number of Shares)


           THIS DOCUMENT IS AVAILABLE ON THE INTERNET AT WWW.TXCO.COM

                           Total number of pages is 12

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.

                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Assets                                                                    March 31, 2002                 December 31, 2001
------                                                                    --------------                 -----------------
Current Assets
    Cash                                                                   $     832,589                   $    2,019,164
    Accounts receivable, net                                                   1,367,937                        1,942,643
        Prepaid expenses                                                         354,287                          273,603
                                                                            ------------                     ------------
           Total Current Assets                                                2,554,813                        4,235,410



Property and Equipment
    Oil and gas properties, net                                               20,698,070                       19,566,617
    Other property and equipment, net                                            295,618                          327,123
                                                                            ------------                     ------------
                                                                              20,993,688                       19,893,740

Other Assets
    Deferred tax asset                                                         5,232,718                        5,232,718
    Other assets                                                                 528,639                          481,564
                                                                            ------------                     ------------
                                                                               5,761,357                        5,714,282
                                                                            ------------                     ------------


           Total Assets                                                    $  29,309,858                    $  29,843,432
                                                                            ============                     ============
















See notes to consolidated financial statements.


                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



Liabilities and Stockholders' Equity                                   March 31, 2002               December 31, 2001
------------------------------------                                   --------------               -----------------

Current Liabilities
    Accounts payable and accrued expenses                              $    2,269,368                  $    4,122,669
    Due to joint interest owners                                              710,322                       1,368,785
    Current portion of long-term debt                                         248,587                         298,410
                                                                         ------------                    ------------
           Total Current Liabilities                                        3,228,277                       5,789,864


Long-term debt, net of current portion                                      3,311,249                         563,767

Minority interest in consolidated subsidiaries                                429,862                         433,105


Stockholders' Equity
    Preferred stock, authorized 10,000,000 shares
        issued and outstanding -0- shares
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued 17,496,849 shares,
        outstanding 17,397,049 shares                                         174,968                         174,968
    Additional paid-in capital                                             44,017,983                      44,017,983
    Accumulated deficit                                                   (21,606,474)                    (20,890,248)
    Less treasury stock, at cost
        99,800 shares in 2002 and 2001                                       (246,007)                       (246,007)
                                                                         ------------                    ------------
           Total Stockholders' Equity                                      22,340,470                      23,056,696
                                                                         ------------                    ------------


           Total Liabilities and Stockholders' Equity                   $  29,309,858                   $  29,843,432
                                                                         ============                    ============








See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months                 Three Months
                                                                               Ended                        Ended
                                                                          March 31, 2000               March 31, 2001
                                                                         ---------------               --------------
Revenues:
    Oil and gas sales                                                    $     1,818,778               $    5,557,399
    Other operating income                                                       269,300                      257,038
                                                                          --------------                -------------
                                                                               2,088,078                    5,814,437
Costs and Expenses:
    Lease operations                                                             683,275                      361,879
    Production taxes                                                             125,480                      407,498
    Exploration expenses                                                         295,190                    1,028,107
    Impairment and abandonments                                                  363,700                      351,000
    Depreciation, depletion and amortization                                     782,202                      625,655
    General and administrative                                                   580,736                      508,421
                                                                          --------------                -------------
            Total costs and expenses                                           2,830,583                    3,282,560
                                                                          --------------                -------------

Income (Loss) from Operations                                                   (742,505)                   2,531,877

Other Income (Expense):
    Interest income                                                                5,666                       80,899
    Interest expense                                                             (34,851)                     (35,048)
                                                                          --------------                -------------
                                                                                 (29,185)                      45,851
                                                                          --------------                -------------

Income (loss) before income taxes
    and minority interest                                                       (771,690)                   2,577,728

Minority interest in income of subsidiaries                                      (19,536)                     (48,334)
                                                                          --------------                -------------

Income (loss) before income taxes                                               (791,226)                   2,529,394
Income tax benefit (expense)                                                      75,000                     (220,000)
                                                                          --------------                -------------

Net Income (Loss)                                                        $      (716,226)              $    2,309,394
                                                                          ==============                =============


Earnings (Loss) Per Share:

Basic                                                                    $         (0.04)              $         0.13
                                                                          ==============                =============

Diluted                                                                  $         (0.04)              $         0.13
                                                                          ==============                =============


See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months                  Three Months
                                                                             Ended                         Ended
                                                                         March 31, 2002                March 31, 2001
                                                                         --------------                --------------
Operating Activities:
Net income (loss)                                                        $     (716,226)                $   2,309,394
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Deferred income taxes                                                          -0-                       170,000
     Depreciation, depletion and amortization                                   783,565                       625,655
     Impairment and abandonments                                                363,700                       351,000
     Minority interest in income of subsidiaries                                 19,536                        48,334
Changes in operating assets and liabilities:
     Receivables                                                                574,706                       209,226
     Prepaid expenses and other                                                 (80,684)                       86,006
     Accounts payable and accrued expenses                                   (2,511,764)                      (48,612)
                                                                          --------------                 ------------
Net cash provided (used) in operating activities                             (1,567,167)                    3,751,003

Investing Activities:
     Development and purchases
        of oil and gas properties                                            (2,243,350)                   (2,350,473)
     Purchase of other equipment                                                 (2,500)                     (112,774)
     Proceeds from the sale of
        oil and gas properties                                                      -0-                     2,005,133
     Distributions to minority interests                                        (22,779)                      (56,449)
                                                                          -------------                  ------------
Net cash (used) in investing activities                                      (2,268,629)                     (514,563)

Financing Activities:
     Deferred financing fees                                                    (48,437)                          -0-
     Proceeds from debt obligations                                           2,800,000                           -0-
     Payments on debt obligations                                              (102,342)                     (188,404)
                                                                          -------------                  ------------
Net cash provided (used) in financing activities                              2,649,221                      (188,404)
                                                                          -------------                  ------------

Change in cash and equivalents                                               (1,186,575)                    3,048,036

Cash and equivalents at beginning of period                                   2,019,164                     5,898,015
                                                                          -------------                  ------------

Cash and equivalents at end of period                                    $      832,589                 $   8,946,051
                                                                          =============                  ============




See notes to consolidated financial statements

                             THE EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001 (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Exploration Company (TXCO or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the December 31, 2001 audited consolidated financial statements contained in the Company's annual report on Form 10-K.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.


         2.        Common Stock and Basic Income or Loss Per Share

     As of March 31, 2002, the Company had outstanding and exercisable warrants and options to purchase 3,144,429 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through August 2011.

     The following table sets forth the determination of the number of shares used in the earnings per share computations:

                                               Three Months Ended
                                                    March 31,
                                           2002                   2001
                                           ----                   ----

    Weighted average number of
    shares outstanding-basic             17,397,049         17,471,849

    Net number of shares issued
    on the assumed exercise of
    stock options and warrants               89,850            323,541
                                        -----------        -----------

    Number of shares used in the
    computation of diluted
    earnings per share                   17,486,899         17,795,390
                                        ===========        ===========



3.       INCOME TAXES

The Company has recorded a deferred tax asset for the amount expected to be realized through taxable earnings. In determining taxable earnings, the Company uses income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. Total income tax expense is computed based on the Company's estimated annualized federal income tax for the year, considering the impact of any change in the amount of deferred tax asset. The Company recorded a current tax benefit of $75,000 in the quarter ended March 31, 2002 as a result of certain changes to the Corporate alternative minimum tax included in the Job Creation and Worker Assistance Act of 2002 signed into law on March 9, 2002.

4.      LONG-TERM DEBT

On March 4, 2002, the Company entered into a $25,000,000 Revolving Credit Facility (the Credit Facility) with Hibernia National Bank providing a credit line with an initial borrowing base of $5,000,000. The borrowing base is determined based on the Company's proved oil and gas reserves. Interest is payable monthly with principal due at maturity in March 2005. The Credit Facility provides the lender with semiannual scheduled borrowing base redeterminations, at mid-year and each anniversary date. The Credit Facility also provides for two unscheduled redeterminations per year at the Company's discretion. Borrowings under the Credit Facility are secured by a first priority mortgage covering working and other interests in the majority of its oil and gas leases. The interest rate under the Credit Facility is initially based on the prime rate as posted in the Wall Street Journal. The balance outstanding at March 31, 2002 was $2,800,000 with interest at 4.75% per annum. A Eurodollar Rate plus applicable margin may be utilized at the election of the Company. The Credit Facility contains certain financial covenants and other negative restrictions common for financing of this type. The Company is in compliance with all covenants. Subsequent to the end of the quarter, the borrowing base was increased to $10,000,000 and the current outstanding balance on the Credit Facility is $3,800,000.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Certain  statements  in this  report are not  historical  in  nature,  including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2001. See "Disclosure Regarding Forward Looking Statements" on page 12.


LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2002 cash reserves of $2,019,164 at December 31, 2001 were reduced by cash used in operating activities of $1,567,167. In addition, proceeds from borrowings on the new Credit Facility of $2,800,000 resulted in total cash available of $3,251,997 for use in meeting the Company's ongoing operational and development needs.

Portions of this cash were used to fund payments on debt totaling $102,342, financing fees related to the Credit Facility of $48,437 and related interest of $34,851. The Company applied $2,243,350 to fund the expansion and ongoing development of its oil and gas producing properties. These expenditures included $2,164,000 for drilling and completion costs for wells drilled, re-entered or completed during the period.

As a result of the ongoing drilling and re-entry activities the Company ended the first quarter of 2002 with negative working capital of $673,464 compared to negative working capital of $1,554,454 at December 31, 2001, while its current ratio improved to .79 to 1 compared to .73 to 1 for the previous period. During this same period, cash flow from operating activities decreased to negative $1,567,167 from positive $3,751,003 in the comparative prior year period reflecting the substantial decrease in current gas commodity prices compared to the prior year. For the three months ended March 31, 2002, the Company incurred a net loss of $716,226. EBITDA for the current quarter was $684,717 as compared to $4,569,204 for the comparative prior year period reflecting the decreased revenues caused by the current quarter's lower gas prices.

SUBSEQUENT EVENTS

Subsequent to the end of the current quarter, the Company announced the sale through a private placement of 2,499,667 shares of restricted common stock at a price of $6.00 per share to a group of 10 institutional investors. The Company raised $14,058,004, net of estimated offering costs of $940,000, to be used for acquisitions and to accelerate the development of the Company's extensive Maverick Basin acreage holdings. As a part of the placement agreement, the Company will within 30 days after the final closing of the offering, cause to be filed on behalf of the investors a registration statement covering the issued shares. Final closing occurred May 8, 2002.

On May 8, 2002, the Company signed a Purchase and Sale Agreement to acquire the Pena Creek Field in Dimmit County, Texas. The purchase will be effective April 1, 2002 with closing scheduled for May 31, 2002. Under the terms of the agreement, the Company can not disclose the purchase price until after closing. The field produces approximately 300 barrels of oil per day from the San Miguel formation and contains an estimated 850,000 barrels of proved producing reserves and an additional 550,000 barrels of proved, undeveloped reserves. The 10,000-acre lease is contiguous to the Company's Comanche lease acreage block and contains potential for production from the Glen Rose formation. The Company intends to extend a 3-D seismic survey over the new acreage during the third quarter of 2002.

Also occurring subsequent to March 31, 2002 and due to the Company's drilling success during the first quarter, the Company requested a redetermination of the borrowing base under its new Credit Facility with Hibernia National Bank. As a result of this redetermination, the Company's borrowing base was increased to $10,000,000. At May 10, 2002, the Company's outstanding balance under the Credit Facility was $3,800,000.

Based on the proceeds from the private placement, the anticipated increase in cash flow from ongoing operations resulting from production increases and the increased Credit Facility borrowing base, the Company has expanded its original 2002 capital expenditure plan. Initially budgeted at $6,600,000, the original 2002 capital expenditure program included 15 Glen Rose reef wells and four San Miguel re-entry wells. The Company has increased its capital expenditure program to approximately $20,700,000. The planned increase incorporates $2,500,000 for at least five additional Glen Rose reef wells on its Comanche lease, the producing property acquisition previously discussed and a material expansion of the Company's gas gathering / pipeline infrastructure across its Maverick Basin lease block.

Although the Company ended the first quarter with a working capital deficit, significant additional working capital sources have been confirmed subsequent to March 31, 2002. Management is confident it will be able to meet its ongoing operating cash requirements for the current year. The Company expects that with the proceeds from the recent private placement of common stock, the anticipated production increases from its successful first quarter drilling activities to date and going forward, the accretive acquisition of the Pena Creek oil wells, the expanded Credit Facility in place and pending further improvements in oil and gas prices going forward, it will be able to complete the scheduled exploration and development goals targeted by a growing 2002 capital expenditure program. The Company also believes it will maintain sufficient liquidity to be able to take advantage of new acquisition or growth opportunities as they emerge during the balance of 2002.

However, if realized oil and gas prices, or if levels of its Maverick Basin or Williston Basin production are substantially less than expected, or if prices for goods and services used in the Company's exploration, development and operating activities rise significantly above budgeted levels, the Company's financial condition and liquidity could be adversely affected. Should this occur, Management retains the ability to extend the timing of its planned development and exploration activities to match available working capital, while maintaining its current operating activity levels and meeting its financial obligations on a timely basis.

RESERVE GROWTH

As of March 31, 2002, the Company's estimated proved oil and gas reserves and the present value of the future net revenues using a 10% discount factor (PV-10 Value), as estimated by Netherland Sewell & Associates, Inc., a Dallas, Texas engineering firm, are presented below with the comparative information as of December 31, 2001. The PV-10 Value was prepared in accordance with SEC requirements using constant prices and expenses as of the calculation date, discounted at 10% per year on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

                       March 31, 2002      Dec. 31, 2001          Increase
                       --------------      -------------       -------------

Oil Reserves (Bbl)        1,247,000            294,000             953,000
Gas Reserves (Mcf)       11,313,000         10,976,000             337,000

Total Reserves (Mcfe)    18,795,000         12,740,000           6,055,000

PV-10 Value            $ 34,114,000       $ 13,983,000        $ 20,131,000



RESULTS OF OPERATIONS

Oil and gas revenues decreased 67% for the current quarter ended March 31, 2002 versus the comparable prior period. This decrease is attributable to lower oil and gas prices realized during the current period and a slight decline in gas production volumes offset by increased oil production volumes. As reflected in the following table, average realized gas prices were 71% lower than the comparable period in 2001 while average oil prices declined 32% for the same periods. Gas sales volumes decreased slightly due to the general production decline of the Company's maturing gas wells while offset by sales volumes from new wells put on line subsequent to March 31, 2001.

Oil sales volumes increased 46% reflecting new production from the Saxet 1-111, placed online at the end of the current quarter.

                                 Three Months Ended March 31,

                           2002                                 2001
                           ----                                 ----
                   Sales          Average             Sales            Average
                   Volume         Prices              Volume            Prices
                   ------         ------              ------            ------

 Gas (Mcf)        650,868        $  2.30              660,978         $   7.92
 Oil (Bbls)        17,773        $ 18.21               12,211          $ 26.65


Lease operating expenses increased $321,000 or 89% for the three months ended March 31, 2002 as compared to the same period of 2001. The increase primarily reflects additional operating costs of new wells placed on production and including $106,000 of operating costs associated with continuing de-watering of the CBM pilot program wells. Production taxes fluctuated proportionately with the oil and gas revenues compared to the previous period.

Exploration expense decreased 71% compared to the prior year period. The decrease is primarily due to lower dry hole costs while offset by an increase in delay rental payments to maintain the Company's extensive lease position in the Maverick Basin. Dry hole costs were $22,900 for the three months ended March 31, 2002 as compared to the $920,500 for the prior period. Delay rentals increased by $176,600 reflecting the payments associated with new lease acquisitions.

Depreciation, depletion and amortization increased by 25% over the comparable prior year period. The increase in depletion was due primarily to higher estimated depletion rates on maturing wells and higher depletable costs associated with new wells. Amortization increased by $58,800 due to additional amortization related to new seismic costs incurred subsequent to March 31, 2001.

General and administrative expense increased by 14% for the three months ended March 31, 2002 as compared to the same period in 2001, reflecting the higher sustained levels of Company operations and was due primarily to increased salaries, wages and benefits associated with staff increases. Interest income decreased due to lower cash reserve levels during the first quarter of 2002 as compared to the same period in 2001.

DRILLING ACTIVITIES

During the first quarter of 2002, the Company drilled or participated in the drilling of six new wells on its 372,000 acre lease block in the Maverick Basin. Three of these wells are producing while the remaining three were in progress at March 31, 2002. The producing wells resulted in one Glen Rose shoal horizontal gas well, one Glen Rose reef gas well and one Glen Rose reef oil well. The Chittim 1-142 (48% WI) is the first Glen Rose shoal well to be drilled since the shoal play was identified by the Company in late 2001. The well was drilled to a vertical depth of 5,350 feet with a horizontal displacement of 3,650 feet and completed as a horizontal gas well in March 2002 with a calculated AOF of 7.1 MMcfd. The well is currently producing at a rate of 2,000 Mcfd. The Company plans to drill five additional horizontal shoal wells during 2002. The Glen Rose reef gas well, the Briscoe Saner 1-46 (100% WI), was drilled to a total depth of 5,200 feet and is currently producing at a rate of 1,150 Mcfd.

The third producing well resulted in a significant Glen Rose reef oil well. The well, the Comanche 1-111 (50% WI) spudded in February 2002, was the first well to target a Glen Rose reef on the Comanche lease since its acquisition. The well encountered significant oil flows from a depth of approximately 6,500 feet. The well produced approximately 5,000 barrels of light crude oil in a 24-hour period before the operator was able to stop the flow. The well was subsequently completed and tested rates up to 3,600 BOPD on a 28/64" choke with tubing pressure of 495 psi before being curtailed due to a lack of surface facilities to handle the large volume of oil. The well flowed continually at a rate of 500 BOPD on a 10/64" choke with tubing pressure of 735 psi.

The Company (50% WI) and its partner Saxet (50% WI) have established that the oil discovery is in a large reef complex approximately 850 acres in size with 55 feet of net pay. Drilling on a delineation well commenced March 27, 2002. The Comanche 1-2 well (50% WI) was spudded approximately 4,500 feet northeast of the Comanche 1-111 discovery well. The well was drilled to a total depth of 8,100 feet, was plugged back to 6,700 feet and is being completed as an oil producer. The Company and its partner are in process of filing an application for the establishment of new field discovery allowable producing rules. As part of this determination, the Texas Railroad Commission is requiring a Maximum Effective Rate or MER test on the well. During this 30 day test, the well is produced at various production rates to gather data regarding potential deliverability flow rates. The Company believes the Texas Railroad Commission will establish an allowable rate of up to 1,000 barrels of oil per day on wells in the new field. The Company's preliminary potential reserve estimates for this discovery range from 60 to 75 million barrels of oil in place.

In addition to the Comanche 1-2, the Paloma 1-82 and the Kincaid 1-166 were started in March 2002 and remain in progress at this time. The Paloma 1-82 (97.5% WI), spudded on March 1, was drilled to a total depth of 5,200 feet targeting a gas well completion in a Glen Rose reef. The well was acidized and remains under evaluation. The Kincaid 1-166 (63% WI), spudded March 28, was drilled to a total depth of 5,200 feet also targeting a gas well completion in a Glen Rose reef. The target zone was found to have low permeability and the Company is currently evaluating alternative completion procedures in shallower zones.

Subsequent to the end of the first quarter of 2002, the Company spudded three additional wells, all of which remain in progress. During April 2002 the Briscoe Saner 1-45 (100% WI) targeting a Glen Rose reef was drilled to a total depth of 5,200 feet and is currently being completed. In May 2002 the Company spudded the Chittim 2-143 (59% WI), a Glen Rose shoal horizontal gas target and the Saxet 1-13 (50% WI), a Glen Rose reef gas target. Both of these wells are currently drilling.

RE-ENTRY ACTIVITIES

During the first quarter of 2002 the Company successfully re-entered four existing well bores, completing the wells in the San Miguel formation. The wells expanded the San Miguel water flood injection pilot program initiated by TXCO in September 2001. This program is targeting oil production from the San Miguel formation located about 400 feet below the base of the Olmos coal interval on the Company's Comanche lease. The Company is now operating two water flood pilot projects on the Comanche lease. These pilots are using CBM pilot program water production to flood the San Miguel formation. The Company has effectively reduced its CBM water disposal costs, while initiating secondary oil production from the underlying formation. To date, initial response from these early stage water injection pilots has been very encouraging.

JURASSIC FORMATION

During the first quarter of 2002, Blue Star's team of geoscientists met with TXCO's exploration team on several occasions to obtain the Company's expertise in interpreting the final results of the long awaited newly enhanced 3-D seismic processing. Blue Star also requested TXCO's expertise in the identification and final ranking of multiple proposed Jurassic drilling locations on TXCO's effected acreage. In March 2002, Blue Star delivered a nearly final processed data set containing over 83 square miles of digitized seismic data for TXCO's ongoing review. Blue Star has confirmed it has received acceptable proposals from several qualified drilling contractors, has conducted field inspections and has obtained current title opinions on multiple drilling locations under evaluation. TXCO believes drilling on the first Jurassic prospect on its acreage block will commence in the very near future.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated or expected prices, production volumes, reserve levels, number of drilling locations, expected drilling results and sources, levels, timing and costs of financing. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements.

The Company undertakes no obligation to update any information contained in this report or to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances that occur, or which the Company becomes aware of, after the date hereof. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new natural oil and gas reserves, the price for which such reserves can be sold, environmental concerns effecting the drilling of natural oil and gas wells, as well as general market conditions, competition and pricing.

More information about potential factors that could affect the Company's operating and financial results is included in TXCO's annual report on Form 10-K for the year ended December 31, 2001. This and all previously filed documents are on file at the Securities and Exchange Commission and can be viewed on TXCO's Web site at www.txco.com. Copies are available without charge, upon request from the Company.


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

                                      THE EXPLORATION COMPANY
                                           (Registrant)

                                       /s/ Roberto R. Thomae
                                       Roberto R. Thomae,
                                       Chief Financial Officer
                                       (Signing on behalf of the Registrant
                                       and as chief accounting officer)
Date:  May 10, 2002