Form 10-Q
period 2002-06-30
EXPLORATION CO OF DELAWARE INC
filed 2002-08-14
CIK 313395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter ended                      Commission File No.
               June 30, 2002                                   0-9120



                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                          84-0793089
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
                                                        YES   X   NO
                                                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2002.


      Common Stock $0.01 par value                            19,984,716
            (Class of Stock)                              (Number of Shares)


           THIS DOCUMENT IS AVAILABLE ON THE INTERNET AT WWW.TXCO.COM

                           Total number of pages is 17

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



Assets                                  June 30, 2002         December 31, 2001
------                                  -------------         -----------------

Current Assets
    Cash                                $    7,383,947            $    2,019,164
    Accounts receivable, net                 3,062,605                 1,942,643
    Prepaid expenses                           281,711                   273,603
                                         -------------             -------------
           Total Current Assets             10,728,263                 4,235,410



Property and Equipment
    Oil and gas properties, net             32,195,337                19,566,617
    Other property and equipment, net          351,460                   327,123
                                         -------------              ------------
                                            32,546,797                19,893,740

Other Assets
    Deferred tax asset                       5,232,718                 5,232,718
    Other assets                               528,508                   481,564
                                         -------------              ------------
                                             5,761,226                 5,714,282
                                         -------------               -----------


           Total Assets                  $  49,036,286             $  29,843,432
                                         =============             =============


See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




Liabilities and Stockholders' Equity           June 30, 2002       Dec 31, 2001
------------------------------------           -------------       -------------


Current Liabilities
    Accounts payable and accrued expenses     $  4,004,059         $  4,122,669
    Due to joint interest owners                 2,059,316            1,368,785
    Current portion of long-term debt              288,558              298,410
                                              ------------          -----------
           Total Current Liabilities             6,351,933            5,789,864


Long-term debt, net of current portion           4,257,060              563,767

Minority interest in
  consolidated subsidiaries                      1,350,778              433,105


Stockholders' Equity
    Preferred stock, authorized
        10,000,000 shares issued and
        outstanding -0- shares
    Common stock, par value $.01 per share;
        authorized 50,000,000 shares; issued
        20,084,516 and 17,496,849 shares,
        outstanding 19,984,716 and
        17,397,049 shares                          200,845              174,968
    Additional paid-in capital                  58,185,504           44,017,983
    Accumulated deficit                        (21,063,827)         (20,890,248)
    Less treasury stock, at cost
        99,800 shares in 2002 and 2001            (246,007)            (246,007)
                                             -------------        -------------
           Total Stockholders' Equity           37,076,515           23,056,696
                                             -------------        -------------


           Total Liabilities and
             Stockholders' Equity            $  49,036,286        $  29,843,432
                                             =============        =============



See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months          Three Months
                                                Ended                  Ended
                                            June 30, 2002         June 30, 2001
                                            --------------        -------------


Revenues:
    Oil and gas sales                        $  3,749,531          $  3,625,011
    Gas marketing revenues                        108,606                   -0-
    Pipeline revenues                              42,607                   -0-
    Other operating income                        257,108               306,104
                                             ------------          ------------
                                                4,157,852             3,931,115
Costs and Expenses:
    Lease operations                              862,695               679,792
    Production taxes                              235,641               257,980
    Exploration expenses                          287,111               809,306
    Impairment and abandonments                   379,200               613,000
    Gas marketing costs                            89,985                   -0-
    Pipeline operating costs                       16,576                   -0-
    Depreciation, depletion
      and amortization                          1,086,622               639,008
    General and administrative                    587,628               560,336
                                             ------------           -----------
            Total costs and expenses            3,545,458             3,559,422
                                             ------------           -----------

Income from Operations                            612,394               371,693

Other Income (Expense):
    Interest income                                16,009                69,022
    Gain on sale of assets                         95,434                   -0-
    Interest expense                              (78,267)              (36,612)
                                             ------------          ------------
                                                   33,176                32,410
                                             ------------          ------------

Income before income taxes
    and minority interest                         645,570               404,103

Minority interest in income of subsidiaries      (102,923)              (30,401)
                                             ------------          ------------

Income before income taxes                        542,647               373,702
Income tax benefit (expense)                          -0-               (17,000)
                                             ------------          ------------

Net Income                                   $    542,647          $    356,702
                                             ============          ============


Earnings Per Share:

Basic                                        $        0.03         $       0.02
                                             =============         ============

Diluted                                      $        0.03         $       0.02
                                             =============         ============


See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Six Months          Six Months
                                                   Ended               Ended
                                               June 30, 2002      June 30, 2001
                                               -------------      -------------


Revenues:
    Oil and gas sales                           $  5,568,309       $  9,182,410
    Gas marketing revenues                           108,606                -0-
    Pipeline revenues                                 42,607                -0-
    Other operating income                           526,408            563,142
                                                ------------       ------------
                                                   6,245,930          9,745,552
Costs and Expenses:
    Lease operations                               1,545,970          1,041,671
    Production taxes                                 361,121            665,478
    Exploration expenses                             582,301          1,837,413
    Impairment and abandonments                      742,900            964,000
    Gas marketing costs                               89,985                -0-
    Pipeline operating costs                          16,576                -0-
    Depreciation, depletion and
     amortization                                  1,868,824          1,264,663
    General and administrative                     1,168,364          1,068,757
                                                ------------       ------------
            Total costs and expenses               6,376,041          6,841,982
                                                ------------       ------------

Income (Loss) from Operations                       (130,111)         2,903,570

Other Income (Expense):
    Interest income                                   21,674            149,921
    Gain on sale of assets                            95,434                -0-
    Interest expense                                (113,117)           (71,660)
                                                ------------       ------------
                                                       3,991             78,261
                                                ------------       ------------

Income (loss) before income taxes
    and minority interest                           (126,120)         2,981,831

Minority interest in income of subsidiaries         (122,459)           (78,735)
                                                ------------       ------------

Income (loss) before income taxes                   (248,579)         2,903,096
Income tax benefit (expense)                          75,000           (237,000)
                                                ------------       ------------

Net Income (Loss)                               $   (173,579)      $  2,666,096
                                                ============       ============


Earnings (Loss) Per Share:

Basic                                           $      (0.01)      $       0.15
                                                ============       ============

Diluted                                         $      (0.01)      $       0.15
                                                ============       ============


See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Six Months        Six Months
                                                     Ended             Ended
                                                June 30, 2002     June 30, 2001
                                                -------------     -------------


Operating Activities:
Net income (loss)                                $   (173,579)     $  2,666,096
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Deferred income taxes                                -0-           170,000
     Depreciation, depletion and amortization       1,874,528         1,264,663
      Impairment and abandonments                     742,900           964,000
     Minority interest in income of subsidiaries      122,459            78,735
Changes in operating assets and liabilities:
     Receivables                                   (1,119,962)          382,076
     Prepaid expenses and other                        (8,108)         (113,376)
     Accounts payable and accrued expenses            571,921         1,642,210
                                                  -----------       -----------
Net cash provided in operating activities           2,010,159         7,054,404

Investing Activities:
     Development and purchases
        of oil and gas properties                 (15,369,554)       (7,861,421)
     Purchase of other equipment                      (95,227)         (112,559)
     Proceeds from the sale of
        oil and gas properties                        200,000         2,005,133
     Proceeds from the sale of
        other equipment                                   -0-             8,993
     Contributions made by minority interests       1,200,000               -0-
     Distributions to minority interests             (404,786)         (100,355)
                                                  -----------       -----------
Net cash (used) in investing activities           (14,469,567)       (6,060,209)

Financing Activities:
     Deferred financing fees                          (52,648)              -0-
     Proceeds from debt obligations                 3,872,411            51,893
     Payments on debt obligations                    (188,970)         (310,164)
     Issuance of common stock, net
       of offering costs                           14,193,398            31,250
                                                  -----------       -----------
Net cash provided (used) in financing activities   17,824,191          (227,021)
                                                  -----------       -----------

Change in cash and equivalents                      5,364,783           767,174

Cash and equivalents at beginning of period         2,019,164         5,898,015
                                                  -----------       -----------

Cash and equivalents at end of period             $ 7,383,947       $ 6,665,189
                                                  ===========       ===========


See notes to consolidated financial statements

                             THE EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001 (Unaudited)


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


2.       COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

As of June 30, 2002, the Company had outstanding and exercisable warrants and options to purchase 3,056,429 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through August 2011.

The following table sets forth the determination of the number of shares used in the earnings per share computations:



                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                       --------                 --------
                                  2002         2001         2002         2001
                                  ----         ----         ----         ----

 Weighted average number of
  shares outstanding-basic     18,947,126   17,484,761  18,172,088   17,478,305

 Net number of shares issued
  on the assumed exercise of
  stock options and warrants    1,455,960      110,860     992,530      206,777
                               ----------   ----------  ----------   ----------

 Number of shares used in the
  computation of diluted
  earnings per share           20,403,086   17,595,621  19,164,618   17,685,082
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


4.      LONG-TERM DEBT

On March 4, 2002, the Company entered into a $25,000,000 Revolving Credit Facility (the Credit Facility) with Hibernia National Bank providing a credit line with an initial borrowing base of $5,000,000. This borrowing base was subsequently increased to $10,000,000 on April 12, 2002. The borrowing base is determined based on the Company's proved oil and gas reserves. Interest is payable monthly with principal due at maturity in March 2005. The Credit Facility provides the lender with scheduled, semiannual borrowing base redeterminations, at mid-year and each anniversary date. The Credit Facility also provides for two unscheduled redeterminations per year at the Company's discretion. Borrowings under the Credit Facility are secured by a first priority mortgage covering working and other interests in the majority of its oil and gas leases. The interest rate under the Credit Facility is initially based on the prime rate as posted in the Wall Street Journal. The balance outstanding at June 30, 2002 was $3,800,000 with interest at 4.75% per annum. A Eurodollar Rate plus applicable margin may be utilized at the election of the Company. The Credit Facility contains certain financial covenants and other negative restrictions common for financing of this type. The Company is in compliance with all covenants.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Certain  statements  in this  report are not  historical  in  nature,  including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2001. See "Disclosure Regarding Forward Looking Statements" on page 15.


LIQUIDITY AND CAPITAL RESOURCES

Cash reserves of $2,019,164 at December 31, 2001 were increased by cash provided from operating activities of $2,010,159 for the six months ended June 30, 2002. Also during the six month period, cash of $200,000 was obtained from the sale of oil and gas properties, $1,200,000 was provided by contributions made by minority interests and proceeds from borrowings on the new Credit Facility totaled $3,800,000. Additionally, cash of $72,411 was provided by other debt obligations, $14,051,892 was provided from the private placement of 2,499,667 shares of common stock and $141,506 was provided from the exercise of outstanding options for the purchase of the Company's common stock. This resulted in total cash available of $23,495,132 for use in meeting the Company's ongoing operational and development needs.

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

During the current quarter ended June 30, 2002, additional portions of this capital were used to fund payment of debt, including principal payments of $86,628 and related interest payments of $69,267. In addition, the Company applied $13,126,204 to fund the acquisition, expansion and ongoing development of its oil and gas properties. These expenditures included the purchase of a 69-mile gas pipeline system for $4,900,000, the acquisition of the Pena Creek producing properties for $3,750,000, drilling and completion costs of $3,395,000 for wells drilled or completed during the period and $830,500 of costs associated with the acquisition of 3-D seismic on the eastern half of the Comanche Ranch Prospect.

As a result of these activities, the Company's working capital position significantly improved from a negative working capital of $1,554,454 at December 31, 2001, to a positive position of $4,376,330 with its current ratio improving to 1.69 to 1 compared to .73 to 1 for the previous period. During this same period, cash flow from operating activities decreased to $2,010,159 from $7,054,404 in the comparative prior year period reflecting the substantial decrease in current gas commodity prices compared to the prior year. Current quarter net income was $542,647 compared to $356,702 for the same period of 2001. However, for the six months ended June 30, 2002, the Company incurred a net loss of $173,579 compared to a net income of $2,666,096 for the prior year period. The increase for the current quarter was primarily caused by the increase in oil production volume attributable to the Comanche Ranch oil wells compared to the prior year quarter, while the overall decrease for the six month period was primarily caused by the decrease in revenues attributable to lower oil and gas prices for the current year compared to the prior year.

EBITDA, earnings before interest, taxes, depreciation, depletion, amortization and exploration expense, was $3,058,563 for the six months ended June 30, 2002 as compared to $7,040,832 for the comparative prior year period also reflecting the decreased revenues caused by lower oil and gas prices.

PRIVATE PLACEMENT

In May 2002, the Company closed the sale through a private placement of 2,499,667 shares of restricted common stock at a price of $6.00 per share to a group of 10 institutional investors. The Company raised $14,051,892, net of estimated offering costs of $946,000, to be used for acquisitions, to accelerate the development of the Company's extensive Maverick Basin acreage holdings and for general corporate purposes. Pursuant to the placement agreement, the Company filed a Form S-3 Registration Statement dated June 6, 2002, covering the issued shares on behalf of the investors.

PIPELINE ACQUISITION

In May 2002, the Company completed the acquisition of The Maverick Pipeline System from Aquila Southwest Pipeline Corporation for a total purchase price of $4.9 million. TXCO's 80% interest ($3.9 million) was purchased through its newly formed Maverick-Dimmit Pipeline, Ltd. partnership. The remaining 20% of the partnership is held by an unaffiliated private energy concern. This acquisition was funded with cash available from the closing of its recent $15 million private placement.

The assets include a 69-mile natural gas pipeline from approximately 12 miles north of Eagle Pass, Texas in Maverick County to Carrizo Springs, Texas in Dimmit County. The terminus is the El Paso Energy Field Services delivery point. Also included were a compressor station with three compressors and three dehydrators which allow the system to have maximum deliverable capacity of 35 MMcf/d of which 50 percent is currently utilized. Adding this system to TXCO's Maverick Basin infrastructure gives the Company control of approximately 80 miles of pipeline in the Basin.

PRODUCING PROPERTY ACQUISITION

Also in May 2002, the Company acquired the Pena Creek Field in Dimmit County, Texas from Merit Energy Company for $3.75 million. The purchase was effective April 1, 2002. Currently the field produces approximately 325 barrels of oil per day from the San Miguel formation and contains an estimated 564,000 barrels of proved developed producing reserves. The 10,000-acre lease is contiguous to the Company's Comanche lease acreage block and contains potential for production from the underlying Glen Rose formation. The Company intends to extend a 3-D seismic survey over the new acreage during the third quarter of 2002.

CREDIT FACILITY

Due to the Company's drilling success during the first quarter, the Company requested a redetermination of the borrowing base under its new Credit Facility with Hibernia National Bank. As a result of this redetermination, the Company's borrowing base increased to $10 million in April, 2002. At June 30, 2002, the Company's outstanding balance under the Credit Facility was $3.8 million (see
Note 4-Long Term Debt).

Based on the proceeds from the private placement, the anticipated increase in cash flow from ongoing operations resulting from production increases and the increased Credit Facility borrowing base, the Company expanded its original 2002 capital expenditure program. Initially budgeted at $6.6 million the original 2002 capital expenditure program included 15 Glen Rose reef wells and four San Miguel re-entry wells. The Company has increased its 2002 capital expenditure program to $22.9 million. The increase includes $7.7 million for the two acquisitions discussed above, $5 million for at least 10 additional Glen Rose wells on its Comanche lease and $2 million for 3-D seismic and leasehold acquisitions.

Management is confident it will be able to meet its ongoing operating cash requirements for the current year as well as complete the scheduled exploration and development goals targeted by the growing 2002 capital expenditure program. The Company's available capital funding includes proceeds from: a) the May 2002 private placement of common stock: b) its expanding Credit Facility: c) the increases in production from its drilling activity in the first six months of the year: d) the stabilization of oil and gas prices: and e) the expected incremental revenues from its acquisitions of the Pena Creek property and the
Aquila gas pipeline system. The Company also believes it will maintain sufficient liquidity to take advantage of new acquisitions or growth opportunities as identified during the balance of 2002.

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

RESERVE GROWTH

The Company's estimated proved oil and gas reserves as of June 30, 2002 and the present value of their future net revenues using a 10% discount factor (PV-10
Value), were estimated by Netherland Sewell & Associates, Inc., TXCO's independent reserve engineering consultants. The estimates are presented below along with the comparative information as of December 31, 2001. The PV-10 Value was prepared in accordance with SEC requirements using constant prices and expenses as of the calculation date, discounted at 10% per year on a pre-tax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

The following estimates of proved oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgement. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results.

The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures, with respect to the Company's reserves, will likely vary from estimates and such variances may be material.


                         June 30, 2002    December 31, 2001          Increase
                         -------------    -----------------       ------------

 Oil Reserves (Bbl)          2,226,000           294,000             1,932,000
 Gas Reserves (Mcf)         11,883,000        10,976,000               907,000

 Total Equivalent
   Reserves (Mcfe)          25,239,000        12,740,000            12,499,000

 PV-10 Value              $ 47,494,000      $ 13,983,000          $ 33,511,000


The reserves included above are estimates only and should not be construed as exact quantities. A substantial portion of these reserve volumes are for proved undeveloped locations, including approximately 36% of the oil reserves and 51% of the gas reserves at June 30, 2002 compared to 55% and 54% of the respective reserves at December 31, 2001. Therefore, these reserves are based on estimates of reservoir volumes and recovery efficiencies along with analogies to similar production, where available. As such reserve estimates are usually subject to greater revision than those based on substantial production and pressure data, it may be necessary to materially revise these estimates up or down in the future as additional performance data becomes available. As of the June 30, 2002 reserve report, the wells included in the Comanche Halsel (6500) Field had limited production history, with the oldest well having only three months production. Management anticipates that the reserves for this field will change substantially as additional data is obtained.

RESULTS OF OPERATIONS

Oil and gas revenues for the second quarter of 2002 increased 3% over the second quarter of 2001 while year to date revenues decreased by 39% compared to the respective period of the prior year. The quarterly increase is attributable to increased oil sales volumes offset by a slight decline in gas sales volumes and the impact of lower realized oil and gas prices. The decrease for the year-to-date period is attributable to lower realized oil and gas prices and a slight decrease in gas sales volumes, offset by a significant increase in oil sales volumes. As reflected in the following table, average realized gas prices were 28% and 55% lower than the comparable periods in 2001 while average oil prices declined 6% and 14% respectively.

                                      2002                     2001
                                      ----                     ----
                                Sales     Average       Sales         Average
                               Volume      Prices      Volume          Prices
                               ------      ------      ------          ------

Three months ended June 30,
   Gas (Mcf)                   638,411     $  3.52     672,975         $  4.91
   Oil (Bbls)                   64,588     $ 23.25      12,874         $ 24.85

Six months ended June 30,
   Gas (Mcf)                 1,289,279     $  2.90    1,333,953        $  6.40
   Oil (Bbls)                   82,360     $ 22.16       25,085        $ 25.73


On an equivalent unit basis, total production/sales volumes for the quarter ended June 30, 2002 increased 37% over the year ago quarter and 35% over the first quarter of 2002.

Gas sales volumes decreased slightly due to the general production decline of the Company's maturing gas wells while offset by sales volumes from new wells placed on line subsequent to June 30, 2001. Oil sales volumes increased 402% and 228% respectively, compared to the quarter and year to date periods of the prior year, primarily reflecting production from its new Comanche lease oil wells, along with production from its recent Pena Creek acquisition. In addition, the current quarter includes $151,000 of gas marketing and pipeline revenues generated from the operation of the Company's recently acquired gas pipeline system.

Lease operating expenses (LOE) increased 27% and 48% for the quarter and year to date periods ended June 30, 2002 as compared to the respective prior year periods of 2001. The quarterly increase reflects the incremental LOE component associated with the Pena Creek oil field acquisition and also includes increased CBM pilot program operating costs. The year to date LOE increase is due primarily to increased LOE costs associated with the CBM pilot projects and with the San Miguel oil wells placed online subsequent to June 30, 2001. Production taxes decreased 7% and 46% for the respective periods consistent with lower sales revenues and the changing mix of oil versus gas revenues compared to the prior periods.

Exploration expenses decreased 65% and 68% for the current quarter and year to date periods as compared to the respective prior year periods. These decreases are primarily due to lower dry hole costs while offset by increases in delay rental payments to maintain the Company's extensive lease position in the Maverick Basin. This decrease reflects the 100 per cent drilling success ratio through the six months ended June 30, 2002. Delay rentals increased $184,000 for the current six month period reflecting payments associated with new leases acquired subsequent to the second quarter of 2001. Impairment expense decreased by 38% and 23% respectively. These decreases are primarily attributable to a $232,000 charge for marginal producing properties in the prior year periods while no similar charges were required in the current year. During the current quarter, gas marketing and pipeline operating expenses totaling $106,000 were incurred in operating the Company's recently acquired gas pipeline.

Deprecation, depletion and amortization increased by 70% and 48% for the current quarter and year to date periods over the comparable prior year periods. The increase in depletion was due primarily to higher estimated depletion rates on maturing gas wells and higher depletable costs associated with new wells. Amortization increased by $58,800 and $117,600 for the comparable periods due to additional amortization related to new seismic costs incurred subsequent to the first quarter of 2001.

General and administrative expense for the current quarter and the year to date period increased by 5% and 9% respectively over the prior periods. These increases reflect the higher sustained levels of the Company's existing operations along with the newly acquired operations and is due primarily to increased salaries, wages and benefits associated with staff increases. Interest income decreased due to lower invested cash reserve levels during the first six months of 2002 as compared to the same period in 2001. The increases in the gain on sale of assets and the minority interest in income of subsidiaries primarily reflect the sale of pipeline assets by the minority partners in TXCO's Paloma lease gathering system. Interest expense increased $41,655 and $41,457 respectively, for the second quarter and year to date period as compared to the same periods of the prior year primarily reflecting the cash advances drawn on the Hibernia National Bank credit facility.

DRILLING ACTIVITIES

During the six months ended June 30, 2002, the Company drilled or participated in the drilling of 12 new wells on its 382,000 acre lease block in the Maverick Basin. Ten of these wells are producing while two remain in progress at June 30, 2002. The producing wells consist of four Comanche lease Glen Rose oil wells, three Glen Rose shoal horizontal gas wells, one Glen Rose shoal vertical gas well, one Glen Rose reef gas well and one Glen Rose reef oil well.

The first well to target a Glen Rose reef on the Company's Comanche lease since its acquisition was the Comanche 1-111 (50% WI) and resulted in a significant Glen Rose oil well. The well was spudded in February 2002. The well encountered significant oil flows from a depth of approximately 6,500 feet and produced approximately 5,000 barrels of light crude oil in a 24-hour period before the operator was able to stop the flow. The well was subsequently completed and tested rates up to 3,600 barrels of oil per day (bopd) on a 28/64" choke with tubing pressure of 495 psi before being curtailed due to a lack of surface facilities to handle the large volume of oil.

The Company (50% WI) and its partner, Saxet Energy, Ltd. (Saxet) (50% WI), have established that the oil discovery is associated with a large porosity complex approximately 850 acres in size with 55 feet of net pay. The Company and Saxet filed an application for the establishment of new field rules and allowable producing rates. As part of this determination, the Texas Railroad Commission required a Maximum Effective Rate or MER test on the well. During this 30 day test, the well was produced at various rates to gather data regarding potential deliverable flow rates. The Texas Railroad Commission established an allowable rate of 2,200 bopd on this first well in the new Comanche-Halsell (6500) Field. The Company's preliminary potential oil-in-place estimates for this discovery ranged from 60 to 75 million barrels of oil in place. Initially the well produced no water; but after 60 days production, the well began to produce some water. Subsequently, production rates were reduced. Currently the well is producing 900 bopd and 750 bwpd.

The second well, the Comanche 1-2 well (50% WI), was spudded in March 2002 approximately 4,500 feet northeast of the Comanche 1-111 discovery well. The well was drilled to a total depth of 8,100 feet, plugged back to 6,700 feet and completed as an oil producer. Initial production rates of 1,000 bopd and 250 bwpd gradually declined to the current rate of 200 bopd and 600 bwpd. The Comanche 1-13 (50% WI) was the third well drilled by TXCO and its partner, Saxet. This well was spudded in May 2002 and tested a separate porosity complex identified by the seismic survey to exist approximately two miles west of the initial discovery well. The initial production rate of 700 bopd was gradually reduced with the influx of water to the current rate of 325 bopd and 250 bwpd. The Comanche 1-39 (50% WI), the fourth well drilled by TXCO and Saxet was drilled as an offset in the initial porosity complex approximately 4,000 feet southwest of the Comanche 1-111 in June 2002. The well has continued to produce at a rate of 900 bopd and 10 bwpd since completion. The fifth well, the Comanche 1-112 (50% WI), also spudded in June, was completed approximately 9,500 feet northeast of, but in the same porosity complex as the Comanche 1-13. The well's latest production was 35 bopd and 440 bwpd and is currently shut-in waiting to be reworked.

Subsequent to June 30, 2002, the sixth, seventh, eighth and ninth Glen Rose interval wells were spudded. The Comanche 1-14 (50% WI) was drilled approximately 4,700 feet northeast of the Comanche 1-13. The well is currently being reworked as its initial production was 950 bwpd. The Comanche 1-116 (50%
WI) was drilled and completed in a third porosity complex approximately 5.5 miles west of the initial discovery well. It is currently producing 750 bopd and no water. The Comanche 1-44 (50% WI) was drilled and completed 4,300 feet southeast of the Comanche 1-13. It is currently producing 675 bopd with no water. The ninth well, the Comanche 2-111, was spudded July 31 and is currently drilling. Of the eight completed wells, seven have contained between 25 feet and 72 feet of pay in the Glen Rose interval around a depth of 6,600 feet. The eighth well is the first well to be drilled only into the top 10 feet of the targeted porosity zone.

Current gross daily production from six of the completed wells is approximately 3,750 barrels of oil and 1,600 barrels of water per day. The two remaining wells that have made mostly water are in the process of or await being reworked. The Company expects that upon final completion, water production will be reduced and oil volumes will increase comparably to the other producing wells.

Initial interpretation of water production surveys indicates that the majority of the water production is coming from zones encountered below the main oil producing horizon. Because the oil zone has such high porosity and permeability, it will not support a conventional 15.6 pound per gallon cement column. Consequently, the operator has attempted to isolate the zone using a low-density
9.5 pound per gallon cement that appears to be ineffective in isolating the water zones below the oil producing interval. The last well completed, the Comanche 1-44, was not drilled deep enough to encounter the water zones and is currently producing water-free. The partners are contemplating drilling only into the top of the producing interval in future wells to reduce potential water production. In spite of the fact that the wells are making water, it is too early to determine whether the zone has a strong water drive since the production surveys indicate the water may be coming from zones below the producing interval. Although the currently producing wells are spread over an area encompassing 6.5 miles by 2 miles, limits of the field have not been established. Because the 40 degree gravity oil is consistent over the entire area and contains no gas, the Company's engineers believe it is possible that all the productive wells will eventually be determined to be in one field. The partners plan to drill at least two additional wells before the end of the year to more fully define the productive and areal extent of the porosity interval. Management is confident that once the water production issue is resolved, significant additional proved reserves will be established. Until such time that water production issues are fully resolved for affected wells and adequate production profiles are established for newly completed wells, the Company's ongoing engineering estimates will be unable to reflect the full reserve potential attributable to the expanding Comanche lease oil discovery

At year end 2001, the Company established multiple proved undeveloped horizontal drilling locations prospective for gas production from Glen rose shoals identified on its Chittim lease acreage. The Chittim 1-142 (47% WI), spudded in February 2002 was the first Glen Rose shoal well to be drilled since the shoal play was identified by the Company in late 2001. In addition, the Company has drilled the Chittim 2-143 (47% WI), spudded in May 2002 and the Chittim 2-128 (47% WI), spudded in June 2002. All three wells encountered natural gas from the Glen Rose "C" interval around 5,300 feet. Horizontal displacements of these wells range from approximately 3,270 feet to approximately 3,650 feet. The three wells are currently producing a gross combined total of approximately 5,500 mcfd. The Company plans to drill three additional horizontal shoal wells during the remainder of 2002 and has another 16 potential locations to be drilled.

The Company has drilled four other wells through the second quarter of 2002. The Paloma 1-82 (97.5% WI), spudded in March 2002 was drilled to a total depth of 5,200 feet targeting a vertical gas well completion in a Glen Rose shoal. The well was acidized and is currently a marginal producer and remains under evaluation. The Briscoe Saner 1-46 (100% WI) was also spudded in March, drilled to a total depth of 5,200 feet and produced at a rate of 1,000 mcfd. The Kincaid 1-166 (63% WI), spudded in March 2002 was drilled to a total depth of 5,200 feet also targeting a gas well completion in a Glen Rose reef. Because the target zone had low permeability, the Company is currently evaluating reworking procedures for a potential horizontal completion in the McKnight formation scheduled for the third quarter. During April 2002, the Briscoe Saner 1-45 (100%
WI) was drilled to a total depth of 5,200 feet targeting a Glen Rose reef, was completed as an oil well and is currently producing 47 barrels of oil per day.

Subsequent to June 30, 2002, the Company spudded two additional wells. The Paloma 1-85 (100% WI), a Paloma Glen Rose reef test reached target depth of 5,600 feet. The target zone was not economic and the well was plugged. Additionally, the Company drilled the Burr 4-31 targeting the Georgetown interval. This well is currently being completed.


RE-ENTRY ACTIVITIES

During the first quarter of 2002 the Company successfully re-entered four existing well bores, completing the wells in the San Miguel formation. The wells expanded the San Miguel water flood injection pilot program initiated by TXCO in September 2001. This program is targeting oil production from the San Miguel formation located about 400 feet below the base of the Olmos coal interval on the Company's Comanche lease. The Company is now operating two water flood pilot projects on the Comanche lease, using CBM pilot program water production to flood the San Miguel formation. The Company has effectively reduced its CBM water disposal costs, while initiating secondary oil production from the underlying formation. To date, the pilot waterflood has not shown a significant response to the water injection, which is not unexpected for a project such as this at this early stage.


JURASSIC FORMATION

During the first quarter of 2002, Blue Star's team of geoscientists met with TXCO's exploration team on several occasions to obtain the Company's expertise in interpreting the final results of the long-awaited, newly-enhanced 3-D seismic processing. Blue Star also requested TXCO's expertise in the
identification   and  final  ranking  of  multiple  proposed  Jurassic  drilling locations on TXCO's effected acreage. In March 2002, Blue Star delivered a nearly final processed data set containing over 83 square miles of digitized seismic data for TXCO's ongoing review. Blue Star has confirmed it has received acceptable proposals from several qualified drilling contractors, has conducted field inspections and has obtained current title opinions on multiple drilling locations under evaluation. Discussions are ongoing with Blue Star management to establish a spud date for the first Jurassic test well. Blue Star, as the operator, has reaffirmed its intention to spud the first well prior to the end of 2002.


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

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 31, 2002, the Company held the Annual Meeting of Shareholders at the Petroleum Club of San Antonio, pursuant to the notice mailed to shareholders of record on April 15, 2002. The following matters were submitted for approval by vote at the meeting. All matters were approved by the shareholders vote and the results of the voting is shown below for each matter.

          1. Election of two Class A Directors to serve for three-year terms expiring in 2005:

                  Nominee                      For                   Withheld
                  -------                      ---                   --------
                  Robert L. Foree, Jr       14,413,823                264,389
                  Thomas H. Gose            14,371,611                306,601

                  There were no changes in Directors of the Company


          2. Proposal to ratify the appointment of Akin, Doherty, Klein & Feuge, P.C., as independent auditors of the Company and its subsidiaries for the calendar year ending December 31, 2002.

                  For                  Against                Abstain
                  ---                  -------                -------
                  14,362,375           297,717                18,120


ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibit 99.1  Certification of Chief Executive Officer  required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

          b)   Exhibit 99.2  Certification of Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

          c) Form 8-K, dated May 30, 2002, regarding the acquisition of the Maverick Pipeline System from Aquila Southwest Pipeline Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                    THE EXPLORATION COMPANY
                                         (Registrant)





                                     /s/ Roberto R. Thomae
                                     Roberto R. Thomae,
                                     Chief Financial Officer
                                     (Signing on behalf of the Registrant and as
Date:  August 14, 2002               chief accounting officer)