Form 10-Q
period 2002-09-30
EXPLORATION CO OF DELAWARE INC
filed 2002-11-13
CIK 313395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarter ended                        Commission File No.
             September 30, 2002                               0-9120



                    THE EXPLORATION COMPANY OF DELAWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                          84-0793089
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002.


      Common Stock $0.01 par value                          19,984,716
                 (Class of Stock)                        (Number of Shares)


           THIS DOCUMENT IS AVAILABLE ON THE INTERNET AT WWW.TXCO.COM

                           Total number of pages is 19

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



Assets                                          September 30,      December 31,
                                                     2002              2001
------                                           ------------      ------------

Current Assets
    Cash                                         $  2,524,579      $  2,019,164
    Accounts receivable, net                        4,325,653         1,942,643
    Prepaid expenses                                  682,635           273,603
                                                 ------------      ------------
           Total Current Assets                     7,532,867         4,235,410



Property and Equipment
    Oil and gas properties, net                    36,933,433        19,566,617
    Other property and equipment, net                 758,254           327,123
                                                 ------------      ------------
                                                   37,691,687        19,893,740

Other Assets
    Deferred tax asset                              5,232,718         5,232,718
    Other assets                                      524,956           481,564
                                                 ------------      ------------
                                                    5,757,674         5,714,282
                                                 ------------      ------------


           Total Assets                          $ 50,982,228      $ 29,843,432
                                                 ============      ============



See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                               September 30,       December 31,
Liabilities and Stockholders' Equity                2002               2001
------------------------------------           -------------       ------------


Current Liabilities
    Accounts payable and accrued expenses       $  4,379,261       $  4,122,669
    Due to joint interest owners                   2,416,022          1,368,785
    Current portion of long-term debt                550,734            298,410
                                                ------------       ------------
           Total Current Liabilities               7,346,017          5,789,864


Long-term debt, net of current portion             4,201,148            563,767

Minority interest in consolidated subsidiaries     1,426,595            433,105


Stockholders' Equity
    Preferred stock, authorized
        10,000,000 shares issued and
        outstanding -0- shares
    Common stock, par value $.01 per share;
        authorized 50,000,000 shares; issued
        20,084,516 and 17,496,849 shares,
        outstanding 19,984,716 and
        17,397,049 shares                            200,845            174,968
    Additional paid-in capital                    58,185,504         44,017,983
    Accumulated deficit                          (20,131,874)       (20,890,248)
    Less treasury stock, at cost
        99,800 shares                               (246,007)          (246,007)
                                                ------------       ------------
           Total Stockholders' Equity             38,008,468         23,056,696
                                                ------------       ------------


           Total Liabilities and
             Stockholders' Equity               $ 50,982,228       $ 29,843,432
                                                ============       ============



See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           September 30
                                                    ------------------------
                                                    2002                2001
                                                    ----                ----


Revenues
    Oil and gas sales                          $  5,410,090        $  2,348,855
    Gas marketing revenues                          424,257                 -0-
    Pipeline revenues                                85,080                 -0-
    Other operating income                           34,879             336,940
                                               ------------        ------------
                                                  5,954,306           2,685,795
Costs and Expenses
    Lease operations                              1,286,064             689,839
    Production taxes                                292,920             163,881
    Exploration expenses                            403,167             673,190
    Impairment and abandonments                     514,950             351,000
    Gas marketing costs                             347,920                 -0-
    Pipeline operating costs                        110,418                 -0-
    Depreciation, depletion and amortization      1,487,466             690,231
    General and administrative                      507,434             560,518
                                               ------------        ------------
            Total costs and expenses              4,950,339           3,128,659
                                               ------------        ------------

Income (loss) from Operations                     1,003,967            (442,864)

Other Income (Expense)
    Interest income                                  15,144              25,542
    Gain on sale of assets                              -0-                 -0-
    Interest expense                                (80,180)            (28,773)
                                               ------------       -------------
                                                    (65,036)             (3,231)
                                               ------------       -------------

Income (loss) before income taxes
    and minority interest                           938,931            (446,095)

Minority interest in income of subsidiaries          (6,978)            (17,068)
                                               ------------       -------------

Income (loss) before income taxes                   931,953            (463,163)
Income tax benefit (expense)                            -0-             (17,250)
                                               ------------       -------------
Net Income (Loss)                              $    931,953       $    (480,413)
                                               ============       =============


Earnings (Loss) Per Share

    Basic                                      $       0.05       $       (0.03)
                                               ============       =============

    Diluted                                    $       0.04       $       (0.03)
                                               ============       =============



See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                          September 30
                                                    -----------------------
                                                    2002               2001
                                                    ----              -----


Revenues
    Oil and gas sales                         $  10,978,399        $ 11,531,265
    Gas marketing revenues                          532,863                 -0-
    Pipeline revenues                               127,687                 -0-
    Other operating income                          561,287             900,082
                                               ------------        ------------
                                                 12,200,236          12,431,347
Costs and Expenses
    Lease operations                              2,832,034           1,731,510
    Production taxes                                654,041             829,360
    Exploration expenses                            985,468           2,510,602
    Impairment and abandonments                   1,257,850           1,315,000
    Gas marketing costs                             437,905                 -0-
    Pipeline operating costs                        126,994                 -0-
    Depreciation, depletion and amortization      3,356,290           1,954,894
    General and administrative                    1,675,798           1,629,275
                                                -----------        ------------
            Total costs and expenses             11,326,380           9,970,641
                                                -----------        ------------

Income from Operations                              873,856           2,460,706

Other Income (Expense)
    Interest income                                  36,818             175,463
    Gain on sale of assets                           95,434                 -0-
    Interest expense                               (193,297)           (100,433)
                                                -----------       -------------
                                                    (61,045)             75,030
                                                -----------       -------------

Income before income taxes
    and minority interest                           812,811           2,535,736

Minority interest in income of subsidiaries        (129,437)            (95,803)
                                                -----------       -------------

Income before income taxes                          683,374           2,439,933
Income tax benefit (expense)                         75,000            (254,250)
                                                -----------       -------------

Net Income                                      $   758,374       $   2,185,683
                                                ===========       =============


Earnings Per Share

    Basic                                       $      0.04       $        0.13
                                                ===========       =============

    Diluted                                     $      0.04       $        0.12
                                                ===========       =============



See notes to consolidated financial statements.

                             THE EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                           September 30
                                                      ----------------------
                                                      2002              2001
                                                      ----              ----


Operating Activities
Net income                                       $    758,374     $   2,185,683
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                -0-           170,000
     Depreciation, depletion and amortization       3,366,396         1,954,894
     Impairment and abandonments                    1,257,850         1,315,000
     Minority interest in income of subsidiaries      129,437            95,803
Changes in operating assets and liabilities:
     Receivables                                   (2,383,010)        1,507,730
     Prepaid expenses and other                      (409,882)           32,865
     Accounts payable and accrued expenses          1,303,829          (201,145)
                                                  -----------      ------------
Net cash provided in operating activities           4,022,994         7,060,830

Investing Activities
     Development and purchases
        of oil and gas properties                 (22,052,470)      (11,627,829)
     Purchase of other equipment                     (559,616)         (310,304)
     Proceeds from the sale of
        oil and gas properties                        200,000         2,005,133
     Proceeds from the sale of
        other equipment                                   -0-             8,993
     Contributions made by minority interests       1,272,000               -0-
     Distributions to minority interests             (407,947)         (100,718)
                                                 ------------      ------------
Net cash (used) in investing activities           (21,548,033)      (10,024,725)

Financing Activities
     Deferred financing fees                          (52,648)              -0-
     Proceeds from debt obligations                 4,157,565           153,231
     Payments on debt obligations                    (267,861)         (385,682)
     Issuance of common stock, net
       of offering costs                           14,193,398            31,250
     Purchase of treasury stock                           -0-          (246,007)
                                                 ------------      ------------
Net cash provided (used) in financing activities   18,030,454          (447,208)
                                                 ------------      ------------

Change in cash and equivalents                        505,415        (3,411,103)

Cash and equivalents at beginning of period         2,019,164         5,898,015
                                                 ------------      ------------

Cash and equivalents at end of period            $  2,524,579      $  2,486,912
                                                 ============      ============



See notes to consolidated financial statements

                             THE EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (Unaudited)


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


2.       COMMON STOCK AND BASIC INCOME OR LOSS PER SHARE

     As of September 30, 2002, the Company had outstanding and exercisable warrants and options to purchase 3,056,429 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through August 2011.

     The following table sets forth the determination of the number of shares used in the earnings per share computations:


                                Three Months Ended            Nine Months Ended
                                   September 30,                 September 30,
                                -------------------          -----------------
                                2002           2001          2002         2001
                                ----           ----          ----         ----

Weighted average number of
 shares outstanding-basic     19,984,716    17,411,309    18,776,297  17,455,973

Net number of shares issued
 on the assumed exercise of
 stock options and warrants    1,344,532        85,741     1,139,876     130,199
                              ----------    ----------    ----------  ----------

Number of shares used in the
 computation of diluted
 earnings per share           21,329,248    17,497,050    19,916,173  17,586,172
                              ==========    ==========    ==========  ==========


3.       INCOME TAXES

     The Company has recorded a deferred tax asset for the amount expected to be realized through taxable earnings. In determining taxable earnings, the Company uses income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. Total income tax expense is computed based on the Company's estimated annualized federal income tax for the year, considering the impact of any change in the amount of deferred tax asset. As a result of certain changes to the Corporate alternative minimum tax provisions included in the Job Creation and Worker Assistance Act of 2002, as signed into law on March 9, 2002, the Company expects to have no tax liability for tax year 2002, has recouped the federal income taxes paid in tax year 2001, and has recorded a current tax benefit of $75,000 in the quarter ended March 31, 2002.

4.      LONG-TERM DEBT

     On March 4, 2002, the Company established a $25,000,000 Revolving Credit Facility (the Credit Facility) with Hibernia National Bank providing a credit line with an initial borrowing base of $5,000,000. This borrowing base was subsequently increased to $10,000,000 on April 12, 2002. The borrowing base is determined based on the Company's proved oil and gas reserves. Interest is payable monthly with principal due at maturity in March 2005. The Credit Facility provides the lender with scheduled, semiannual borrowing base redeterminations on September 30 and March 31 through maturity. The Credit Facility also provides for two unscheduled redeterminations per year at the Company's discretion. Borrowings under the Credit Facility are secured by a first priority mortgage covering working and other interests in the majority of the Company's oil and gas leases. The interest rate under the Credit Facility is initially based on the prime rate as posted in the Wall Street Journal. The balance outstanding at September 30, 2002 was $3,800,000 with interest at 4.75% per annum. A Eurodollar Rate plus applicable margin may be utilized at the election of the Company. The Credit Facility contains certain financial covenants and other negative restrictions common for a financing of this type. The Company is in compliance with all covenants. Subsequent to the end of the third quarter, an additional $2,000,000 was drawn on the Credit Facility bringing the outstanding balance to $5,800,000 at October 31, 2002.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this report are not historical in nature, including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2001. See "Disclosure Regarding Forward Looking Statements".


LIQUIDITY AND CAPITAL RESOURCES

     Cash reserves of $2,019,164 at December 31, 2001 were increased by cash provided from operating activities of $4,022,994 for the nine months ended September 30, 2002. Also during the nine month period, cash of $200,000 was obtained from the sale of oil and gas properties, $1,272,000 was provided by contributions made by minority interests and proceeds from borrowings on the new Credit Facility totaled $3,800,000. Additionally, cash of $357,565 was provided by other debt obligations, $14,051,892 was provided from the private placement of 2,499,667 shares of common stock and $141,506 was provided from the exercise of outstanding options for the purchase of the Company's common stock. This resulted in total cash available of $25,865,121 for use in meeting the Company's ongoing operational and development needs.

     During the first quarter, portions of this cash were used to fund principal payments of $102,342 on debt, financing fees related to the Credit Facility of $48,437 and related interest of $34,851. The Company applied $2,243,350 to fund the expansion and ongoing development of its oil and gas producing properties. These expenditures included $2,164,000 for drilling and completion costs for wells drilled, re-entered or completed during the period.

     During the second quarter, portions of this cash were used to fund principal payments of $86,628 on debt, and related interest of $78,267. In addition, the Company applied $13,126,204 to fund the acquisition, expansion and ongoing development of its oil and gas properties. These expenditures included the purchase of a 69-mile gas pipeline system for $4,900,000, the acquisition of the Pena Creek producing properties for $3,750,000, drilling and completion costs of $3,395,000 for wells drilled or completed during the period and $830,500 of costs associated with the acquisition of 3-D seismic on the eastern half of the Comanche Ranch Prospect.

     During the quarter ended September 30, 2002 additional amounts were used to fund principal payments of $78,891 on debt and related interest of $80,180. In addition the Company applied $6,682,916 to fund the acquisition, expansion and ongoing development of its oil and gas properties which included the acquisition of an additional leasehold block contiguous to its existing acreage in the Maverick Basin. These expenditures included drilling and completion costs of $5,304,000 for wells drilled or completed during the period, a four mile extension of its Maverick-Dimmit pipeline for $287,000, costs associated with the acquisition of 3-D seismic on the eastern half of the Comanche Ranch Prospect of $410,000 and $232,000 for costs associated with the acquisition of 3-D seismic on its newly acquired Pena Creek prospect. Also included were expenditures associated with the acquisition of a well service rig, winch truck and a vacuum truck for $150,000 and $185,000 to upgrade the Company's information systems and related infrastructure.

     As a result of these activities, the Company's working capital position improved from a negative working capital of $1,554,454 at December 31, 2001, to a positive position of $186,850 with its current ratio improving from .73 to 1 to 1.03 to 1 at September 30, 2002. During this same period, cash flow from operating activities decreased to $4,022,994 from $7,060,830 in the comparative prior year period reflecting the decrease in gas commodity prices compared to the prior year, though partially offset by the significant increase in oil sales volumes during the current year. Current quarter net income was $931,953 compared to a loss of $480,413 for the same period of 2001. For the nine months ended September 30, 2002, net income totaled $758,374 compared to net income of $2,185,683 for the prior year period. The increase in current quarter net income was primarily caused by the increase in oil production volume attributable to the Comanche lease oil wells compared to the same quarter of the prior year. The overall decrease for the nine month period was primarily caused by the decrease in oil and gas commodity prices while partially offset by increased oil production during the year compared to the prior year.

     Earnings before interest expense, taxes, depreciation, depletion, amortization, exploration expense, impairments and abandonments (EBITDA), was $6,476,279 for the nine months ended September 30, 2002 as compared to $8,320,862 for the comparative prior year period. The change reflects the decreased revenues caused by lower oil and gas prices, somewhat offset by increased oil production primarily from the Comanche lease oil wells during the current year.

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

PIPELINE ACQUISITION

     In May 2002, the Company completed the acquisition of The Maverick Pipeline System from Aquila Southwest Pipeline Corporation for a total purchase price of $4.9 million. TXCO's initial 80% interest ($3.9 million) was purchased through its newly formed Maverick-Dimmit Pipeline, Ltd. partnership (the Partnership). The remaining 20% of the Partnership was held by an unaffiliated private energy concern. This acquisition was funded with proceeds from a $15 million private placement also closed in May.

     The assets include a 69-mile natural gas pipeline from approximately 12 miles north of Eagle Pass, Texas in Maverick County to Carrizo Springs, Texas in Dimmit County. The terminus is the El Paso Energy Field Services delivery point. Also included were a compressor station with three compressors and three dehydrators which allow the system to have maximum deliverable capacity of 35 MMcfd of which 50 percent is currently utilized. Adding this system to TXCO's Maverick Basin infrastructure gave the Company control of approximately 80 miles of pipeline in the Basin.

     In June, the Partnership acquired an additional 10 miles of pipeline from TXCO's 62.5% owned subsidiary, the Paloma Pipeline L.P. for $1 million. During the third quarter, the Partnership began construction of a 4 mile, $400,000 pipeline extension to connect the Company's growing Chittim lease production to the pipeline system. This extension was placed in service early in the fourth quarter.

     Subsequent to the end of the third quarter, TXCO consolidated its position by acquiring the outstanding 20% minority interest in Maverick-Dimmit Pipeline, Ltd. at its book value of $1.3 million. The consolidation was funded through TXCO's available Credit Facility.

PRODUCING PROPERTY ACQUISITION

     Also in May 2002, the Company acquired the Pena Creek oil field in Dimmit County, Texas from Merit Energy Company for $3.75 million. The purchase was effective April 1, 2002. Currently the field produces approximately 270 barrels of oil per day from the San Miguel formation and contains an estimated 564,000 barrels of proved developed producing reserves. The 10,000-acre lease is contiguous to the Company's Comanche lease acreage block and contains potential for production from the underlying Glen Rose formation. Since acquisition, the Company has been addressing deferred repair and maintenance work left by the previous owner and is conducting engineering and geologic evaluations of the property. The Company's engineers believe that additional proved undeveloped reserves will be established within the field.

     During the current quarter, TXCO, along with its partner, Saxet Energy, initiated a 42 square mile 3-D seismic survey covering the Pena Creek field and surrounding acreage. To date, data acquisition has been completed over approximately 33 square miles, which included the Pena Creek field. The remaining data acquisition is scheduled for early 2003. TXCO expects to exit 2002 with over 415 square miles of high definition 3-D seismic data in its growing seismic data base. The data base includes most of TXCO's Maverick Basin lease block.

CREDIT FACILITY

     Due to the Company's drilling success during the first quarter, the Company requested an unscheduled redetermination of the borrowing base as provided for under its Credit Facility with Hibernia National Bank. As a result, the Company's borrowing base increased to $10 million in April, 2002. The lender is currently conducting its regularly scheduled midyear redetermination. The Company expects this review will result in a measurable increase to its borrowing base. At October 31, 2002, the Company's outstanding balance under the Credit Facility was $5.8 million (see Note 4-Long Term Debt).

     Based on the proceeds from the private placement, the anticipated increase in cash flow from ongoing operations resulting from production increases and the increased Credit Facility borrowing base, the Company has progressively expanded its original 2002 capital expenditure program. Initially budgeted at $6.6 million the original 2002 capital expenditure program included 15 Glen Rose reef wells and four San Miguel re-entry wells. The Company has now increased its estimated 2002 capital expenditure program to over $27 million. The increased activities include $9.6 million for the two acquisitions discussed above, $7.3 million for 13 additional Glen Rose wells and oil pipeline/gathering system infrastructure expansions on its Comanche lease, $1.7 million for other drilling including 5 optimized coal bed methane (CBM) wells and 2 horizontal gas wells plus $2.2 million for 3-D seismic and leasehold acquisitions. Through the nine months ended September 30, 2002, the Company had expended approximately $22 million of its revised capital budget for the year.

     Management believes it will be able to meet its ongoing operating cash requirements for the current year as well as complete the scheduled exploration and development goals targeted by the growing 2002 capital expenditure program. The Company's available capital funding includes proceeds from: a) the May 2002 private placement of common stock: b) its expanding Credit Facility: c) the increases in production from its drilling activity in the first nine months of the year: d) the stabilization of oil and gas prices: and e) the expected incremental revenues from its acquisitions of Merit's Pena Creek property and Aquila's gas pipeline system. The Company also believes it will maintain sufficient liquidity to take advantage of new acquisitions or growth opportunities as identified during the balance of 2002.

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

RESERVE GROWTH

     The Company's proved oil & gas reserves were estimated as of June 30, 2002 and December 31, 2001 by Netherland Sewell & Associates, Inc., TXCO's independent reserve engineering consultants. Using the SEC requirements of constant prices with a 10% present value discount (PV-10) and on a pretax basis, the Company's proved reserves were estimated at approximately $47 million at June 30, 2002 and $14 million at December 31, 2001. The Company's next independent reserve estimate is scheduled for December 31, 2002. Based on drilling activity and operations during the third quarter, management estimates its PV-10 reserves at September 30 are comparable to the latest independent reserve estimate at June 30, 2002.

RESULTS OF OPERATIONS

     Oil and gas revenues for the third quarter of 2002 increased 130% over the third quarter of 2001 while year-to-date revenues decreased by 5% compared to the respective period of the prior year. The quarterly increase is attributable to increased oil sales volumes and the impact of slightly higher realized oil and gas prices. The decrease for the current year-to-date period is attributable to lower realized oil and gas prices and a slight decrease in gas sales volumes, offset by a significant increase in oil sales volumes. As reflected in the following table, average realized oil and gas prices were 5% and 4% higher respectively for the current quarter as compared to 2001, while year-to-date prices for oil declined 4% and gas prices declined 43% from the comparable period in 2001.

                                      2002                         2001
                               -------------------         -------------------
                               Sales       Average         Sales       Average
                               Volume       Prices         Volume       Prices
                               ------       ------         ------       ------

Three months ended Sept 30,
      Gas (Mcf)                626,077      $  3.39        623,856     $  3.26
      Oil  (Bbls)              130,041      $ 25.27         13,171     $ 24.16

Nine months ended Sept 30,
      Gas (Mcf)              1,915,356      $  3.06      1,957,810     $  5.40
      Oil  (Bbls)              212,402      $ 24.06         38,256     $ 25.19


     On an equivalent unit basis, total production/sales volumes for the quarter ended September 30, 2002 increased 100% over the year ago quarter and 37% over the second quarter of 2002. Production/sales volumes for the current year-to-date period increased 46% over the comparative prior year period. The Company exited the third quarter of 2002 with overall net production rates of approximately 1,500 barrels of oil per day and 7.2 million cubic feet of gas per day.

     Gas sales volumes decreased slightly due to the general production decline of the Company's maturing gas wells but were mostly offset by sales volumes from new wells placed on line subsequent to September 30, 2001. Oil sales volumes increased 887% and 455% respectively, compared to the quarter and year-to-date periods of the prior year, primarily reflecting production from new Comanche lease oil wells, along with production from the May, 2002 acquisition of the Pena Creek field.

     Other operating income decreased by 90% and 38% for the current period and year-to-date. These decreases reflect revised reporting of administrative overhead charged to wells. Beginning with the third quarter, administrative overhead charged to wells totaling $170,000 was recorded as a reduction to general and administrative expenses. In prior periods, this item was included as Other operating income. Comparative amounts included in Other operating income in prior periods totalled $249,000 and $576,000 respectively for the third quarter and year-to-date periods of the prior year and $353,000 for the current year-to-date period. In addition, the current quarter includes $509,000 and $660,500 of gas marketing and pipeline revenues generated from the operation of the Company's recently acquired gas pipeline system.

     Lease operating expenses (LOE) increased 86% and 64% for the quarter and year-to-date periods ended September 30, 2002 as compared to the respective prior year periods of 2001. The increase for the current quarter includes the incremental LOE component associated with the newly acquired Pena Creek oil field of $340,000 and the additional LOE associated with Saxet operated Comanche lease oil wells placed on line during 2002 of $282,000. The year-to-date LOE increase is due primarily to incremental LOE of $430,000 associated with the recently acquired Pena Creek oil field and $319,000 associated with the Comanche lease oil wells placed on line during 2002. Also included are increased LOE of $282,000 associated with the CBM pilot projects and the San Miguel waterflood pilot project, oil and gas wells placed online subsequent to September 30, 2001. Production taxes increased 79% for the current quarter while decreasing 21% year-to-date when compared to the respective prior year periods. These variances are consistent with the changes in oil and gas revenues and also reflect the changing mix of oil versus gas revenues.

     Exploration expenses decreased by 40% and 61% for the current quarter and year-to-date periods as compared to the respective prior year periods. These decreases are primarily due to lower dry hole costs reflecting the Company's 96% drilling success ratio through the nine months ended September 30, 2002. The decreases in dry hole costs were partially offset by increases in current year delay rental payments to maintain the Company's growing Maverick Basin acreage block. Delay rentals increased $169,000 for the current quarter reflecting minimum royalty payments on the Kincaid lease. Impairment expense increased by 47% for the current period while decreasing 4% for the nine months ended September 30, 2002. The increase reflects a $120,000 charge related to obtaining a new lease on an expiring 5,000 acre portion of the Company's Paloma lease. Gas marketing and pipeline operating expenses totaling $458,000 represent the initial quarter of operations of the Company's recently acquired and renamed Maverick-Dimmit gas pipeline system.

     Depreciation, depletion and amortization increased by 116% and 72% for the current quarter and year-to-date periods over the comparable prior year periods. The increase in depletion was due primarily to higher depletion rates on maturing gas wells and additional depletable costs associated with new oil and gas wells. The increase in depreciation was due to the increased depreciable base resulting from the purchase and expansion of the Maverick-Dimmit gas pipeline system. Amortization increased by $8,500 and $126,000 respectively over the comparable prior periods due to amortization related to capitalized 3-D seismic costs incurred subsequent to the first quarter of 2001.

     General and administrative expense for the current quarter decreased by 9% while the year-to-date period increased by 3% over the prior periods. The decrease in the current quarter and the slight increase in the year-to-date period reflect an offset to general and administrative expenses for administrative overhead charged directly to existing wells. Beginning with the current quarter, administrative overhead charged to wells totaling $170,000 is included as a reduction to general and administrative expenses. In prior periods, this item was recorded as Other operating income. Comparative amounts included in prior periods are $249,000 and $576,000 respectively for the third quarter and year-to-date 2001 periods and $353,000 for the current year-to-date period. This reduction to general and administrative expense was offset by higher sustained levels of the Company's existing operations along with all newly acquired pipeline and producing properties. The higher levels of operations are reflected in increased salaries, wages and benefits associated with staff increases and higher insurance expense reflecting the increased exposure and related costs for property and liability coverages.

     Interest income decreased due to lower invested cash reserve levels during 2002 as compared to 2001. The increases in the gain on sale of assets and the minority interest in income of subsidiaries primarily reflects the sale of pipeline assets by the minority partners in TXCO's Paloma lease gathering system. Interest expense increased $41,407 and $92,864 respectively, for the third quarter and year-to-date period as compared to the same periods of the prior year primarily reflecting borrowings under its Credit Facility.

DRILLING ACTIVITIES

     During the nine months ended September 30, 2002, the Company participated in 31 wells including 27 new drilling wells and four re-entry wells on its 382,000 acre lease block in the Maverick Basin. Fifteen of the new wells were drilled during the third quarter, while all four of the re-entry wells were completed during the first quarter of 2002.

     At September 30, 2002, 19 of the 27 new drilling wells were producing, one well was dry, and seven remained in progress. The producing wells consisted of nine Comanche lease Glen Rose oil wells, five Glen Rose shoal horizontal gas wells, one Glen Rose shoal vertical gas well, one Glen Rose reef gas well, one Glen Rose reef oil well, one Georgetown oil well and one CBM gas well.

     The first exploratory well to target a Glen Rose reef on the Company's Comanche lease since its acquisition was the Comanche 1-111 (50% WI) and resulted in a significant Glen Rose oil well. The well was spudded in February 2002. The well encountered significant oil flows from a depth of approximately 6,500 feet and produced approximately 5,000 barrels of light crude oil in a 24-hour period before the operator was able to stop the flow. The well was subsequently completed and tested rates up to 3,600 barrels of oil per day
(bopd) on a 28/64" choke with tubing pressure of 495 psi before being curtailed due to a lack of surface facilities to handle the large volume of oil.

     TXCO (50% WI) and its partner, Saxet Energy (50% WI) initially established the oil discovery appeared to be associated with a large porosity complex of approximately 850 acres in size with 55 feet of net pay. Pursuant to Texas Railroad Commission guidelines, the operator initiated 30 days of testing to establish the Maximum Effective Rate (MER) for the well, which was established at 2,200 bopd as the initial well in the newly designated Comanche-Halsell
(6500) Field. Initially, the well produced no water; but after 60 days production, the well began to produce some water. Subsequently, production rates have been reduced. Currently, the well is producing about 400 bopd and 1,000 bwpd.

     Between March and June, the partners drilled four additional exploratory Comanche wells utilizing 3-D seismic to identify the locations for additional drilling targets indicating the presence of a high porosity complex. The Comanche 1-2, the 1-13, the 1-39 and the 1-112 wells (all 50% WI) were drilled to depths ranging from 7,700 feet to 8,200 feet while production was established from depths ranging from 6,500 feet to 6,700 feet. Initial oil production rates ranged from 450 bopd to 1,000 bopd on the first three wells while only about 35 bopd on the fourth well. Initial water production rates ranged from two barrels of water per day (bwpd) up to 250 bwpd.

     Encouraged by the strong oil flows from four of the initial wells, the operator mobilized a second drilling rig from mid June through July. Prior to experiencing significant water production encountered in later wells, the operator continued its initial completion procedure of drilling through the high porosity interval to test the underlying formations for their hydrocarbon potential. During July, completion procedures were modified to drill only to the top of the targeted porosity zone. The modified completion procedure was applied to all subsequent wells.

     During the third quarter, the partners drilled nine additional Saxet operated exploratory Comanche wells. July drilling included the Comanche 1-14, the 1-116, the 1-44 and the 2-111 wells (all 50% WI). The wells were drilled to depths ranging from 6,600 feet to 7,200 feet while production was established from depths ranging from 6,340 feet to 7,180 feet. Initial oil production rates ranged from 0 bopd on the first well versus 675 bopd to 1,000 bopd on the last three wells. Initial water production rates ranged from 950 bwpd on the first well versus 0 bwpd on the last three wells.

     August drilling included the Comanche 2-116, the 2-2 and the 2-44 wells (all 50% WI). The wells were drilled to depths ranging from 6,410 feet to 6,770 feet. The first well established production at a depth of 6,410 feet with initial production rates of 220 bopd and 370 bwpd. The 2-2 well failed to locate the high porosity interval while the 2-44 well encountered only minimal porosity and failed to establish any production.

     September  drilling  included the  Comanche  1-118 and 2-13 wells (both 50%
WI). The wells were drilled to 6,400 feet and 6,600 feet, respectively. The 1-118 well encountered the porosity interval at a depth of 6,400 feet, tested no oil and produced 120 bwpd. The 2-13 well failed to locate the high porosity interval.

     Subsequent to September 30, the Comanche 2-116 was shut in due to increased water production. Current Comanche lease gross daily oil production from the remaining eight producing wells has declined to about 2,500 barrels of oil per day while water production has increased to about 3,400 barrels per day. Cumulative gross oil production for the Comanche lease has climbed to more than 450,000 BO, while the water cut, the water to total production ratio, has increased to 58%.

     Currently, six wells are not producing and remain shut in. Two of these wells failed to locate the targeted high porosity interval and are pending further evaluation for additional completion techniques. The four remaining wells that made mostly water await being reworked, sidetracked, drilled horizontally or conversion for use as water disposal wells.

     Initial interpretation of Comanche lease water production surveys indicates that the majority of the water production is coming from zones encountered below the main oil producing horizon. Because the oil zone has such high porosity and permeability, it will not support a conventional 15.6 pound per gallon cement column. Consequently, the operator has attempted to isolate the zone using a low-density 9.5 pound per gallon cement that to date has been ineffective in isolating the water zones below the oil producing interval.

     Even though the operator began drilling only into the top of the producing interval to reduce potential water production, more recently drilled wells were still encroached by the water. In spite of the fact that most wells are making water, it remains unclear whether the zone has a strong water drive since the production surveys indicate the water may be coming from zones below the producing interval.

     Although 14 exploratory Saxet operated Comanche wells have now been drilled, and to date, eight producing wells are spread over an extensive area, the productive and areal extent of the porosity interval is not yet fully defined.Because the 40 degree gravity oil is consistent over the entire area and contains no gas, the Company's engineers believe that all the productive wells will eventually be determined to be in communication. Management believes that once the water production issue is resolved, significant additional proved reserves will be established. Until such time that water production issues are fully resolved for affected wells and adequate production profiles are established for newly completed wells, the Company's ongoing engineering estimates will be unable to reflect the full reserve potential attributable to the Comanche lease oil discovery.

     Due to the annual operations moratorium during hunting season, running from November to mid-January, additional drilling and completion activities on the Comanche lease are currently suspended. While the Comanche oil production remains profitable, increasing levels of associated water production are expected to reduce future oil production levels until a field-wide development plan to optimize oil production is established. Exploratory drilling on the Comanche lease is expected to resume in early January 2003.

     The Company and its partner have received the preliminary analysis of the recently completed 3-D seismic survey covering the eastern half of the 95,000 acre Comanche lease in addition to a contiguous 27,000 acre area including the Company's Pena Creek oil field to the east. Based on the initial data, TXCO's exploration staff believes the oil producing high porosity interval will extend into the eastern half of the Comanche lease providing numerous drilling prospects for its 2003 drilling program.

     At year end 2001, the Company established multiple proved undeveloped horizontal drilling locations prospective for gas production from Glen Rose shoals identified on its Chittim lease acreage. The Chittim 1-142 (47% WI), spudded in February 2002 was the first Glen Rose shoal well to be drilled since the shoal play was identified by the Company in late 2001. The Company also drilled the Chittim 2-143 (47% WI), spudded in May 2002, the Chittim 2-128 (47%
WI),  spudded in June 2002 and the Chittim 1-127 (47% WI) and Chittim 3-128 (47%
WI), both spudded in August 2002. All five wells encountered natural gas from the Glen Rose "C" interval around 5,300 to 5,500 feet. Horizontal displacements of these wells range from approximately 2,670 feet to approximately 3,650 feet. The six producing wells are currently producing a gross combined total of approximately 6,500 mcfd. The Company plans to drill two additional horizontal shoal wells during the remainder of 2002 and to date, has established 16 additional proved undeveloped horizontal drilling locations prospective for gas production from Glen Rose shoals.

     The Company drilled eight other wells through the third quarter of 2002. The Paloma 1-82 (97.5% WI), spudded in March was drilled to a total depth of 5,200 feet targeting a vertical gas well completion in a Glen Rose shoal. The well was acidized and is currently a marginal producer and remains under evaluation. The Briscoe Saner 1-46 (100% WI) was also spudded in March, drilled to a total depth of 5,200 feet and is currently producing at a rate of 800 mcfd. The Kincaid 1-166 (63% WI), spudded in March was drilled to a total depth of 5,200 feet also targeting a gas well completion in a Glen Rose reef. The reef was wet and the Company then evaluated the Glen Rose shoal interval. Because the shoal interval had low permeability, the Company is currently evaluating reworking procedures for a potential horizontal completion in the McKnight formation scheduled for early 2003. During April, the Briscoe Saner 1-45 (100%
WI) was drilled to a total depth of 5,200 feet targeting a Glen Rose reef, was completed as an oil well and is currently producing 20 bopd.

     During July, the Company spudded the Paloma 1-85 (100% WI), a Paloma Glen Rose reef test targeting a depth of 5,600 feet. The target zone was not economic and the well was plugged. Also during July, the Company drilled the Burr 4-31 (100% WI) targeting the Georgetown interval. This well is currently a marginal oil producer. The Briscoe Saner 3-47 (100% WI) was spudded in September and drilled to a depth of 5,400 feet targeting a Glen Rose reef. The targeted reef proved to be wet and the well is awaiting completion in the Georgetown interval. In October, the Company spudded the Paloma 2-72H (97.5% WI), targeting a horizontal gas well completion in the McKnight formation. The well reached total vertical depth of 3,400 feet with a horizontal displacement of 2,600 feet. Absent further weather delays, the well is scheduled for completion in November, 2002.

COAL BED METHANE

     The Company is accelerating the development of its coal bed methane (CBM) project. During the current quarter, the Company spudded the Comanche 9-91, the first of five new CBM locations planned before year-end. The remaining four wells were drilled subsequent to the third quarter bringing the CBM pilot project to a total of 39 wells. These latest wells were drilled using air drilling and completion techniques designed to maximize response from coal formations. Initial production levels to date confirm the optimized drilling and completion configuration has effectively accelerated gas and water production from the coal bearing zone. The five optimized wells are currently producing a total of 30 mcfd and 755 bwpd. Notwithstanding the encouraging results of the optimized new drilling, the Company's CBM pilot program remains in the dewatering phase. During the current quarter and prior to the recent 5 well addition, the Company's dewatering operations suffered repeated production interruptions due to severe hurricane related weather. The storms disrupted the pilot project's power supplies and flooding hampered repair and maintenance activities. Current daily production from the initial 34 pilot program wells is 120 mcfd and 1,400 bwpd. However, once the weather related repairs are completed, the Company expects to re-establish and subsequently exceed prior production levels of approximately 175 mcfd.


RE-ENTRY ACTIVITIES

     During the first quarter of 2002, the Company successfully re-entered four existing well bores, completing the wells in the San Miguel formation. The wells expanded the San Miguel water flood injection pilot program initiated by TXCO in September 2001. This program is targeting oil production from the San Miguel formation located about 400 feet below the base of the Olmos coal interval on the Company's Comanche lease. The Company is now operating two water flood pilot projects on the Comanche lease, using CBM pilot program water production to flood the San Miguel formation. The Company has effectively reduced its CBM water disposal costs, while initiating secondary oil production from the underlying formation. The waterflood project is proceeding as planned. It is in the first stage of development and has not yet shown a significant response to the water injection.

JURASSIC FORMATION

     During the first quarter of 2002, Blue Star's team of geoscientists met with TXCO's exploration team on several occasions to obtain the Company's expertise in interpreting the final results of the long-awaited, newly-enhanced 3-D seismic processing. Blue Star also requested TXCO's expertise in the identification and final ranking of multiple proposed Jurassic drilling locations on TXCO's affected acreage. In March, Blue Star delivered a nearly final processed data set containing over 83 square miles of digitized seismic data for TXCO's ongoing review. In August, Blue Star provided TXCO with a comprehensive review of the latest seismic imagery resulting from recently completed, state of the art, processing techniques. The findings confirm the presence and ranking of numerous drilling locations on TXCO's acreage.

     Blue Star had previously confirmed its receipt of acceptable proposals from qualified drilling contractors, had conducted field inspections and had obtained current title opinions on multiple drilling locations under evaluation. On October 8, 2002, the partners signed an amendment, restatement and ratification of the existing joint venture agreement committing Blue Star to begin drilling the initial Jurassic test well on TXCO's Paloma or Kincaid lease no later than March 31, 2003.

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



ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          There have been no material changes since December 31, 2001. See the Company's Annual Report on Form 10-K, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk


ITEM 4.      CONTROLS AND PROCEDURES.

     a. The Company's Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 15d-14 as of September 30, 2002. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the above evaluation.

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

          a)   Exhibits. The following are filed as exhibits to this form 10-Q:

               99.1 Certification of Chief Executive  Officer required  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

               99.2 Certification of Chief Financial  Officer required  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

          b)       Reports on Form 8-K:
             None




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE EXPLORATION COMPANY
                                        (Registrant)


                                   /s/ Roberto R. Thomae
                                   Roberto R. Thomae,
                                   Chief Financial Officer
                                   (Signing on behalf of the Registrant and as
Date:  November 13, 2002           chief accounting officer)

               FORM OF SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, James E. Sigmon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Exploration Company of Delaware, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          i) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 13, 2002                           /s/ James E. Sigmon
         ---------------------                         -------------------------
                                                       James E. Sigmon
                                                       Chief Executive Officer

               FORM OF SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Roberto R. Thomae, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Exploration Company of Delaware, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          i) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 13, 2002                         /s/ Roberto R. Thomae
         ---------------------                       --------------------------
                                                     Roberto R. Thomae
                                                     Chief Financial Officer

                                  EXHIBIT 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of The Exploration Company of Delaware, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James E. Sigmon, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                  /s/ James E. Sigmon
                                                  Name:  James E. Sigmon
                                                  Title: Chief Executive Officer
                                                  Date:  November 13, 2002


     This certification is being furnished solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed as part of the Report or as a separate disclosure document.





                                  EXHIBIT 99.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of The Exploration Company of Delaware, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roberto R. Thomae, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                /s/ Roberto R. Thomae
                                                Name:  Roberto R. Thomae
                                                Title: Chief Financial Officer
                                                Date:  November 13, 2002



     This certification is being furnished solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed as part of the Report or as a separate disclosure document.