Form 10-K
period 2002-12-31
EXPLORATION CO OF DELAWARE INC
filed 2003-03-31
CIK 313395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes [X]

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant was $116.5 million based upon the closing price of $6.77 per share of such stock as reported by the NASDAQ Small-Cap Market under the symbol TXCO on June 28, 2002.

The number of shares outstanding of the Registrant's Common Stock as of March 24, 2003 was 20,009,716 of which 17,323,638 shares were held by non-affiliates.

Documents Incorporated by Reference: None
For more information and a print friendly version of this document go to www.txco.com.

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

Throughout its history, the Company's primary focus has been oil and gas exploration and production. Its long-term business strategy has been to acquire undeveloped mineral interests and to develop a multi-year inventory of drilling prospects internally through the application of state-of-the-art technologies, such as 3-D seismic and enhanced horizontal drilling techniques. The Company strives to discover, develop and/or acquire more oil and gas reserves than it produces each year from these internally developed prospects. As opportunities arise, the Company may selectively participate with industry partners in prospects generated by TXCO as well as by other parties. The Company also attempts to maximize the value of its technical expertise by contributing its geological, geophysical and operational core area competencies through joint ventures or other forms of strategic alliances with well capitalized industry partners in exchange for carried interests in seismic acquisitions, leasehold purchases and/or wells to be drilled. From time to time, the Company offers portions of its developed and undeveloped mineral interests for sale. The Company finances its activities primarily through internally generated operating cash flows, while combining debt financing, equity offerings or sale of interests in properties when favorable terms or opportunities are available.

Prior to 1992, the Company's revenues were derived principally from the sale of oil and natural gas production from working, royalty and mineral interests, as well as sales of mineral interests acquired through leasing activities. From 1992 through 1996 the Company expanded its scope of activities by entering the then emerging alternative fuels vehicle conversion business through the creation of its ExproFuels division. In 1996, Management redirected its focus and resources to its core oil and gas exploration and production business. Accordingly, the ExproFuels division was incorporated and majority equity interest spun-off via a stock dividend to TXCO shareholders.

The continued availability of new equity and debt capital in 1998 through 2002, combined with the re-investment of TXCO's growing positive cash flow provided from operations, reaffirmed Management's ongoing strategy for improved shareholder value by maintaining its focus on its core business of oil and gas exploration and production. This strategy has allowed the Company to attract recognized industry partners, expand its core area leasehold acreage, increase its 3-D seismic database and interpretative skill set, and dramatically grow its reserve base while maintaining a conservative debt profile and growing through its drill bit success. In March 2002 TXCO's marked growth was further affirmed by a new $25 million reserve based credit facility. The credit facility was established to compliment the Company's expansive drilling program. The Company has remained focused on the Maverick Basin for 14 years and has successfully established a multi-year portfolio of geologic plays within its core area.

TXCO achieved significant progress and record growth during 2002 in many key areas of operations. Current year results include a 255% drill bit reserve replacement rate and an 8.7 Bcfe increase in reserves. Including an acquisition of 4 Bcfe reserves, TXCO's all sources reserve replacement was a record 347%. To support its growing asset base in the Maverick Basin, the Company acquired a 69 mile pipeline gathering system. The pipeline acquisition enables TXCO to realize higher prices for its natural gas and better share in proceeds from extraction of natural gas liquids. Positive cash flow provided from operations totaled $7.4 million. The following table illustrates key features of the Company's continuous development over the four fiscal years presented.

	Dec-2002	Dec-2001	Dec-2000	Aug-1999

No. of new gas wells completed	16	54	6	6
No. of new oil wells completed	14	9	3	2
No. of new gas wells purchased	-	-	-	6
No. of new oil wells purchased	94	-	-	-

Gas production (Mcf)	2,487,000	2,673,000	2,965,000	2,813,000
Gas reserve additions from drilling (Mcf)	5,103,000	8,664,000	2,126,000	2,803,000

Oil production (Bbl)	314,000	50,000	60,000	82,000
Oil reserves additions from drilling (Bbl)	600,000	66,000	5,000	32,000

Gas equivalent production (Bcfe)	4.37	2.97	3.33	3.30

Reserve additions (Bcfe)
Drilling	8.70	9.06	2.16	3.00
Revisions of previous estimates	2.44	1.02	.41	.15
Purchased	4.04	-	-	.35

Total reserves added (Bcfe)(2)	15.18	10.08	2.57	3.50

Reserve replacement rate
Drill bit	255%	339%	77%	95%
Drill bit plus purchases (all sources)	347%	339%	77%	106%

Operating revenues	$18,958,364	$13,758,920	$14,361,357	$7,235,391
Net Income (Loss)	$ (310,970)	$ (50,283)	$ 6,761,935	$ 931,545

Net cash provided from operations	$ 7,389,430	$ 8,564,022	$ 6,529,838	$3,858,204
Non-developed Texas acreage leased (1)	408,992	372,000	365,000	95,000
Non-developed Williston Basin acreage leased	91,804	105,000	302,000	380,000

(1) 479,761 acres as of January 2003
(2) Reserve make-up at year end 2002: 62% gas, 52% proved developed

Over the last four years, TXCO has developed its natural gas production base significantly. This overall growth is primarily attributable to ongoing drilling activities and the acquisition of new non-developed leasehold acreage as well as the acquisition of a producing field with significant undeveloped potential in the Company's core area of operations, the Maverick Basin of South Texas. The growth is also reflected in the changed mix in leasehold: expansion in Texas acreage acquisitions, versus reduction in the Williston Basin acreage primarily in North Dakota through expiration or sales of maturing leases. During the same periods, operating revenues were significantly impacted by commodity price fluctuations.

TXCO's established operating strategy includes the pursuit of multiple growth opportunities, accelerated in 2001, based on diversification in exploration targets within its core area of operations. By aggressively expanding its surrounding lease holdings where geology indicates the likely continuation of known or prospective oil and gas producing formations, TXCO is well positioned to pursue new oil and gas reserves and expand its production base. The Maverick Basin offers this diversity in its multiple hydrocarbon bearing horizons. During 2002, the Company expanded its Maverick Basin lease block to 408,992 essentially contiguous acres and successfully completed 16 new gas wells in diverse horizons including the Glen Rose, the Olmos coals, the Escondido sands, the McKnight and the Georgetown intervals. Additionally, 14 new oil wells were completed in varying horizons including the Glen Rose, Georgetown, and the San Miguel formations. In January 2003 TXCO acquired an additional 70,769-acre lease in the Maverick Basin, contiguous to its existing acreage, bringing its overall position to almost 480,000 acres in the basin.

During 2002, the Company made significant strides in diversifying its oil and gas exploration efforts by identifying and pursuing the exploration of at least 6 new exploration targets in addition to targeting new Glen Rose oil production on the Company's Comanche lease. The Comanche oil discovery alone produced over 600,000 gross barrels of oil by year-end, largely responsible for the 83% increase in ending reserves. The Company believes that the Comanche lease will contribute significant new oil reserves in 2003 and future years. Following up on its 30 new oil and gas well completions in 2002, new exploration targets for 2003, in descending depth order, are: first, developing additional gas production from the Escondido sands; second, accelerating Coalbed Methane (CBM) gas production from dewatering Olmos coals; third, expanding waterflood oil production from the San Miguel interval; fourth, Georgetown deviated wells; fifth, continuing horizontal drilling for Glen Rose shoal gas production; sixth, Comanche lease oil wells targeting the high porosity complex; and seventh, consulting with operating partners in pursuit of deep Jurassic formation gas. As 2002 results confirmed, each of these high impact exploration targets has the potential to establish meaningful additions to TXCO's oil and gas reserves and significant numbers of new proved undeveloped and lower risk drilling locations. The enhanced risk profile and growth potential of the Company's exploration and development plans are evidenced by two years of record back to back reserve replacement rates.

Should its exploration and development plans progress as intended, the Company expects to continue the rapid growth of its oil and gas reserves in 2003 and to attain meaningful growth in oil and gas production levels. As the Company expected, at year-end 2002 and in early 2003, there has been significant improvements in oil and gas prices. Subject to prices remaining above 2002 levels and the establishment of meaningful new levels of oil and gas production from its 1st and 2nd quarter 2003 drilling results, TXCO has designed a capital expenditure budget ("CAPEX budget") of $27.4 million for 2003. The budget calls for drilling 93 new wells primarily aimed at expanding production and proved gas reserves from the newly discovered Comanche oil field, as well as the Georgetown, San Miguel and Glen Rose intervals. This level of expenditure is dependent on TXCO maintaining sufficient positive operating cash flow levels, and also relies on funding from the Company's $25 million revolving credit facility with Hibernia National Bank (the "Credit Facility"). The borrowing base, initially established at $5 million and increased to $12 million by year end, is determined as a percentage of the discounted value of the Company's oil and natural gas reserves. Based on TXCO's continuing drilling success in 2003, the Company expects it will have sufficient working capital available to minimize required borrowings, continue growing its oil and gas reserve base and expects to be profitable in 2003. Although there is no assurance the Company will be successful in maintaining its ongoing drilling success at sufficient levels to fund its capital needs during 2003, Management retains its ability to modify its capital expenditure program consistent with its available liquidity in order to continue to meet its ongoing operating and debt service obligations.

PRINCIPAL AREAS OF ACTIVITY
Oil and Gas Operations

Throughout 2002, the Company actively developed its core mineral interests in the Maverick Basin in South Texas, and re-evaluated its economic alternatives related to its remaining properties in the Williston Basin, primarily in North Dakota. These activities included the drilling or re-entry of 41 wells in South Texas during 2002, as compared to 73 in 2001. The 73 wells in the prior year included 44 re-entered coalbed methane (CBM) wells, and 29 non-CBM wells. There were 36 non-CBM wells drilled or re-entered in 2002, a 24% increase over the prior year. The increase in Maverick Basin drilling activity reflects the Company's continued ability to generate sufficient working capital from profitable internal operations and from industry sources, allowing for expansion of its Texas-based lease acreage holdings and natural gas exploration and production activities. Marginally decreasing Maverick Basin gas production during 2002, combined with lower natural gas prices, resulted in a decrease in net cash provided by operating activities from $8.6 million in 2001 to $7.4 million in 2002. Approximately 46% of the $7.4 million in cash flow was realized during the fourth quarter of 2002, reflecting higher oil and natural gas prices.

Although crude oil and natural gas prices have increased significantly during the fourth quarter of 2002 and the first quarter of 2003, industry activity or interest has not returned to pre-1998 levels in the Williston Basin, which is the only significant interest the Company has outside the Maverick Basin. The Company's strategy remains focused on its core oil and natural gas producing wells and higher margin exploration activities in the Maverick Basin. TXCO has continued efforts to either locate a suitable joint venture partner, farmout, or sell its interest in the Williston Basin.

Maverick Basin

The Company has owned a 50% or greater leasehold interest in at least 50,000 contiguous acres in the Maverick Basin, Texas, since 1989. These holdings have increased to 408,992 acres through 2002, and to 479,761 in January 2003 when the Company leased the remaining portion of the Burr Ranch. The contiguous lease block is situated on the Chittim Anticline, a large regional structure, under which hydrocarbons have been found in as many as seven separate horizons dating back over 65 years. One of these zones is the Lower Glen Rose or Rodessa interval. It is a carbonate formation that has produced billions of cubic feet of natural gas from patch reefs within the zone. Past development in the area was halted due to the inability of previous operators to accurately predict the location of these porosity-bearing reefs. Ten years ago, utilizing new technological advances, the Company applied an innovative processing method to the 2-D seismic available in the area and confirmed a method of locating these porosity intervals.

Company geologists and geophysicists conclusively identified and mapped numerous geological formations at various depths on its leases. The mapping provided numerous drilling alternatives for future evaluation of the multiple horizons known to be productive for oil and/or gas within and around its leases in the Maverick Basin. Consistent with the capital resources available, the Company has been selectively developing the Glen Rose interval, while the shallower intervals have provided alternative completion targets for these underlying reefs. While 100% successful in locating Glen Rose patch reefs, the Company's geologists and geophysicists can not distinguish between those containing hydrocarbons and those containing water. Management continues to review technical data gained with the drilling of each well, to modify its seismic interpretation model and improve its ability to distinguish between water-filled reefs and gas-filled reefs in expanding the geologically defined area known as the Prickly Pear Field.

Maverick Basin 2002 Drilling Activity Summary

TXCO participated in drilling a total of 37 gross wells and 4 re-entries during 2002. Of the 41 drilled wells, 29 were successfully completed, one was a dry hole and 11 remained in progress at year end. Completed wells include 7 Comanche oil wells, 6 Chittim horizontal gas wells, 5 CBM wells, 2 Briscoe-Saner gas wells, 2 Burr lease oil wells, 1 Paloma gas well, 1 Briscoe-Saner oil well and 1 Alkek gas well, while 1 well was dry. A total of 22 drilling wells remained in progress at year-end. All 4 re-entry attempts resulted in San Miguel oil well completions. At year-end, 38 CBM gas wells continued de-watering in the ongoing CBM pilot program on the Comanche lease, while 10 San Miguel oil wells were involved in the initial stages of the Comanche San Miguel water flood project.

TXCO's approximate working interest ownership in some of its Maverick Basin projects are detailed below by formation in descending depth order:

		Working Interest Range

1	Escondido - Gas	100%
2	Olmos - CBM Gas	100%
3	San Miguel - Oil Waterflood	100%
4	Georgetown - Gas	2% to 100%
5	Glen Rose - Oil Porosity Zone	50%
6	Glen Rose - Gas Shoal Horizontal	48% to 100%
7	Jurassic - Gas	2% to 100%

At year-end 2002 TXCO's net production reached 7.8 MMcf per day (gross 18.8 MMcf per day) from 83 net gas wells plus 1,000 barrels of oil per day (gross 5,800 barrels of oil per day) from 149 net oil wells. At current gas prices, this production level would not allow the Company to generate sufficient working capital to entirely fund its 2003 capital expenditure program from internally generated operating cash flow alone. The Company expects to have adequate capital available through its Credit Facility, and from new production from successful current year drilling activities. The expanding geophysical database, historical drilling results and the growing number of prospective formations targeted by the Company and its partners reaffirmed the Company's longstanding belief that it has very significant exploration and development possibilities on its growing Maverick Basin lease block.

At year-end 2002 the Company had accumulated 455 square miles of 3-D seismic data covering most of its Maverick Basin lease block. This represents an increase of 145 square miles of 3-D data over year end 2001, all of which is attributable to the eastern portion of its 95,000 acre Comanche lease plus the Pena Creek field, which is an eastern extension to the Comanche data set.

During the fourth quarter, TXCO made its initial interpretation of the 145 square mile data set. To date, interpretation of the eastern data set has yielded over 50 additional drillable locations in the highly productive Comanche Glen Rose porosity zone. The 3-D data set shows that the porosity zone overlays a layer of numerous identified Glen Rose reefs that have yet to be quantified, and that there are multiple layers of these reefs. The oil bearing porosity zone extends over a 20 square mile area of the Comanche and Pena Creek lease block. A portion of these locations has been included in the 2003 capital expenditure budget. The 3-D data set also shows that the Jurassic interval extends to this large, southern portion of TXCO's Maverick Basin acreage.

CBM Gas Pilot Program

At year end 2002 TXCO remained firmly entrenched at the forefront of Texas-based exploration for CBM gas production. The United States Geological Survey (USGS) credited TXCO with the establishment of the first CBM field in Texas, recognizing the Company's Farias #5-110 well, completed in April 2001, as the discovery well. The Texas Railroad Commission assigned the name "Sacatosa (CBM Olmos) Field" to the extensive coal deposits which extend across approximately 250,000 acres of TXCO's lease block under its Comanche and Chittim leases. Eager to encourage the continuing development of this potential new source of CBM gas, the USGS formed a cooperative research effort with TXCO to determine the gas in place, rank, quality, extent and thickness of the Olmos coals in order to fully assess the resource potential of the new CBM field. The USGS drilled two CBM wells on the Comanche lease with TXCO under their agreement, collecting extensive amounts of samples and data for further laboratory testing and evaluation. Extensive desorption and adsorption tests on these wells as well as 10 additional core tests confirmed the coals were gas-saturated. Published coal quality data confirmed the Olmos coals are classified as having the favorable ranking of high-volatile C bituminous coal, which is preferable for potential CBM production. Additional measurements indicated samples of Olmos coal from the Sacatosa (CBM Olmos) Field from varying depths contained quantities of CBM gas ranging to as much as 350 standard cubic feet per ton of coal. Further study confirmed the thickness, depth and gas content of the Olmos coals were similar to coals in other established and commercially productive CBM basins such as the Black Warrior in Alabama, the Cherokee Basin in Oklahoma and the Raton Basin in New Mexico and Colorado.

Through 2001, TXCO drilled or re-entered, and successfully completed, 34 wells on its Comanche lease. Based on the encouraging results of its exploratory core and well drilling program for CBM gas, TXCO significantly expanded its CBM activities in 2002 by advancing the project into its preliminary development stage, justifying the costs of drilling optimized wells. Optimized wells are wells drilled using air-drilling techniques and completed selectively with advanced fracture stimulation techniques designed to maximize coal formation response. Additionally, the wells are completed with larger-diameter tubulars, allowing for more rapid dewatering. During the last half of 2002, the Company drilled 5 optimized wells. After fracture stimulating 2 of the 5 wells, production from the new wells increased over 40% to 57 Mcfd with a corresponding drop in water production. While the actual CBM producing amounts are not significant in themselves, the marked increase in post-fracture volumes is encouraging in confirming the applicability of the optimized drilling technique.

TXCO exited 2002 with 38 wells in its CBM pilot program targeting production from the multiple seams of high-volatile bituminous coal present under its leases. As of February 2003, the total CBM production rate was 200 Mcfd with 2,200 BWD. The Company believes that the next phase of this project will require 25 to 50 wells initially, during which the Company expects to establish economic production quantities. The Company is in the process of arranging project type financing, which it believes is more suitable for this project due to its cash flow profile, as well as complimenting the Company's existing capital structure. There are no CBM wells included in the 2003 CAPEX budget. The Company expects that this project will add significant reserves in the coming years.

San Miguel Oil Waterflood Projects

Comanche Lease: The large volume of water typically produced in the dewatering phase of CBM production normally represents a significant component of the operating expense in the production of CBM gas. In conjunction with its CBM dewatering projects, TXCO has engineered a synergistic water disposal cost reduction program to dispose of the CBM water into a neighboring formation. In 2001, TXCO initiated a waterflood injection pilot program targeting oil production from the San Miguel formation, located about 400 feet below the base of the Olmos coal interval. A proven San Miguel waterflood oil-field directly offsets the northern boundary of TXCO's Comanche lease. Conoco's Sacatosa (San Miguel) Field has produced over 40 million barrels of oil and 19 Bcf of gas since its discovery in 1956. Conoco began waterflooding the San Miguel sand interval in 1966 and continues to successfully operate the huge field. Initial geologic and engineering studies indicate the San Miguel sand interval under the Comanche lease is a look-a-like structure in size and structural position relative to Conoco's adjacent San Miguel waterflood field. Using its growing volume of CBM water production, TXCO added a second San Miguel waterflood pilot in 2002. Additional operating efficiencies were gained by re-entering existing vertical well bores acquired from previous operators. Company engineers selected and re-entered existing horizontal well bores in close proximity to the vertical wells in each of the pilots for recompletion as water injection wells. To date, initial response from these early stage water injection pilots has been very encouraging. The development of this project is pending expansion of the CBM project that would provide injection water.

Pena Creek: In May 2002, the Company acquired the Pena Creek oil field in Dimmit County, Texas. The purchase was effective April 1, 2002, and consisted of 94 producing oil wells, 94 injection wells and 28 shut-in wells. At year end 2002 the field was producing approximately 265 barrels of oil per day from the San Miguel formation, and contains an estimated 674,000 barrels of proved reserves, net to the Company on an SEC PV-10 basis. The 10,000 acre lease is contiguous to the Company's Comanche lease acreage block and contains potential for oil and natural gas production from the underlying Glen Rose formation. Since acquisition, the Company has been addressing deferred repair and maintenance work left by the previous owner and conducting engineering and geologic evaluations of the property.

During the last half of 2002, TXCO, along with its partner, Saxet Energy, completed a 3-D seismic survey covering the Pena Creek field and surrounding acreage. The Company has completed geologic interpretation of some of the 3-D seismic and the extensive historic well data acquired. These evaluations have yielded numerous drillable Glen Rose locations, as well as identified bypassed infill reserves that are not presently included in the Company's reserve base. In January 2003 the Company spudded the first of 15 infill, San Miguel wells targeting bypassed reserves. This first well was completed in February after it was successfully fracture stimulated, resulting in initial production of 60 barrels of oil per day. It is currently producing 30 barrels per day and the decline has appeared to have flattened. A second well was recently put on production at an initial rate of 120 barrels of oil per day. Both wells are still returning the load water injected into the wells during fracture stimulation. Subsequently, TXCO has drilled four additional San Miguel wells, which are in various stages of completion. The Company's 2003 CAPEX budget includes $2.6 million for San Miguel development.

Georgetown Deviated Wells

During the fourth quarter, TXCO engineers designed a drilling and completion technique that has proved well suited for the Georgetown interval. The target intervals underlie most of TXCO's Maverick Basin lease block. The faults, which are nearly vertical, can be mapped by 3-D seismic. To increase drilling success, TXCO has employed directional drilling to enter the Georgetown at deviated angles, cutting through the targeted faults at an optimized position. During 2002, wells drilled with this method have much-improved hydrocarbon recovery, allowing an entire fault or reservoir to be drained. Previously, the Georgetown had been typically a secondary target when lower zones proved unproductive. The three wells currently produce a combined 1.5 MMcfe per day. TXCO sees this as an economically attractive way to add to production and has proposed 25 additional wells in this year's drilling program. During the first quarter of 2003, the Company spudded three deviated wells, one well being completed while two are drilling. The 2003 CAPEX budget includes $6.9 million for this project.

Glen Rose Porosity Zone

During 2002, the Company significantly advanced its joint venture with Saxet Energy, Ltd. (Saxet), a privately held Houston exploration company, and Tom Brown, Inc. (Nasdaq: TMBR), a large Denver based independent, covering TXCO's 100,000 acre Comanche prospect. In 2001 the Company sold a 50% working interest (Saxet 20% and Tom Brown 30%) in its rights below the base of the San Miguel formation. Also in 2001 the joint venture partners completed the acquisition of a proprietary, 100-square mile, 3-D seismic survey covering the western half of the Comanche prospect, including Saxet's Cinco Ranch lease on the western flank of the Comanche acreage. Based on early interpretation of the western-most portion of the seismic survey, a well targeting the Glen Rose formation was spudded in June 2001 on the Cinco Ranch portion of the prospect. Unfortunately the reef was water bearing. By year-end 2002, the partners completed the acquisition and processing of the entire 3-D survey. An additional 30 seismically defined Glen Rose reefs were identified and a second well was planned targeting a particularly attractive prospect on TXCO's Comanche lease, which contained evidence of multiple Glen Rose reefs stacked over a previously unidentified structure.

The first exploratory well to target a Glen Rose reef on the Company's Comanche lease since its acquisition was the Comanche 1-111 and resulted in a significant Glen Rose oil well. The well spudded in February 2002 and encountered significant oil flows from a depth of approximately 6,500 feet and produced approximately 5,000 barrels of light crude oil in a 24-hour period. The well was subsequently completed and tested rates up to 3,600 barrels of oil per day (bopd) on a 28/64" choke with tubing pressure of 495 psi before being curtailed due to a lack of surface facilities to handle the large volume of oil.

TXCO (50% WI) and its partner, Saxet Energy (50% WI), initially established the oil discovery appeared to be associated with a large porosity complex of approximately 850 acres in size with 55 feet of net pay. Pursuant to Texas Railroad Commission guidelines, the operator initiated 30 days of testing to establish the Maximum Effective Rate (MER) for the well, which was established at 2,200 bopd as the initial well in the newly designated Comanche-Halsell (6500) Field. After 60 days of oil production, the well began to produce some water. Subsequently, oil production rates have been reduced. Currently, the well is producing about 200 bopd and 970 bwpd.

From March through September 2002, the partners drilled 13 additional exploratory Comanche wells utilizing 3-D seismic to identify the presence of a high porosity complex. These wells were drilled to depths ranging from 6,600 feet to 8,200 feet. Initial oil production rates ranged from zero to 1,000 bopd. Initial water production rates ranged from zero up to 250 barrels of water per day (bwpd).

Prior to experiencing significant water production encountered in later wells, Saxet, as operator, continued its initial completion procedure of drilling through the high porosity interval to test the underlying formations for their hydrocarbon potential. During July, completion procedures were modified to drill only to the top of the targeted porosity zone. The modified completion procedure was applied to all subsequent wells.

Current Comanche lease gross daily oil production from the seven currently producing wells has declined to about 1,300 barrels of oil per day while water production has increased to about 3,500 barrels per day. Cumulative gross oil production for the Comanche lease has climbed to over 716,000 BO through mid-March 2003, while the water cut, the water to total production ratio, has increased to 72%.

At year end seven wells were not producing and remained shut in. Two of these wells failed to locate the targeted high porosity interval and were pending further evaluation for additional completion techniques. In March 2003, one of these wells was successfully sidetracked, encountering the adjacent porosity interval with an initial production rate of 60 Bopd, and no significant water production. In addition, the 3-111H is currently being drilled as a horizontal well. The four remaining wells that made mostly water await being reworked, sidetracked, drilled horizontally or conversion for use as water disposal wells. The Company has obtained a surface discharge permit that allows it to dispose of the water production at relatively low cost. Initial interpretation of Comanche lease water production surveys indicates that the majority of the water production comes from zones encountered below the main oil producing horizon.

Although 14 exploratory Saxet operated Comanche wells have now been drilled, and to date, seven producing wells are spread over a six-mile area, the productive and areal extent of the porosity interval is not yet fully defined. Because the 40 degree gravity oil is consistent over the entire area and contains no gas, the Company's engineers believe that all the productive wells will eventually be determined to be one field. The partners' engineering staffs have completed extensive reviews of the porosity intervals and its oil and water production profiles. Additionally, extensive seismic has been integrated with the Comanche Halsell field production profile. Management believes that significant additional proved reserves will be established. Until such time that water production issues are fully resolved for affected wells and adequate production profiles are established for newly completed wells, the Company's ongoing engineering estimates will be unable to reflect the full reserve potential attributable to the Comanche lease oil discovery.

The Company and its partner have received the analysis of the recently completed 3-D seismic survey covering the eastern half of the 95,000 acre Comanche lease in addition to a contiguous 27,000 acre area including the Company's Pena Creek oil field to the east. Based on the data, TXCO's exploration staff believes the oil producing high porosity interval appears to extend as much as 14 miles into the eastern half of the Comanche and Pena Creek leases providing numerous additional drilling prospects for its 2003 drilling program. The Company's 2003 CAPEX budget includes a total of 26 Comanche wells, 13 exploratory and 13 developmental, at a total cost of $7.8 million to this growing project.

Horizontal Glen Rose Shoal Gas Wells

In late 2001, TXCO announced the discovery of a horizontal Glen Rose shoal gas play on a portion of its Chittim lease. Company geologists detected the presence of a large carbonate shoal (or carbonate "sand" bar) located within the Glen Rose interval. The target area provided good well control from nearby vertical producing wells which had logged or otherwise penetrated the structure while attempting completions in other oil or gas-bearing horizons. Based on their knowledge of the interval, Company engineers designed a well with a horizontal displacement of 3,750 feet in a promising and well-defined section of a large Glen Rose shoal at a vertical depth of 5,300 feet. The Chittim 1-141 gas well (48% WI) was completed in September 2001 with a calculated absolute open flow rate (AOF) of 4,690 MMcfpd with flowing pressure of 1,300 psi. The well was placed on production on October 2, 2001 at a rate of 2,042 MMcfpd with flowing pressure of 1, 360 psi.

Based on drilling results thus far, Company engineers identified 17 proved, undeveloped locations from the targeted Glen Rose shoal. At December 31, 2002 the Company's independent engineering firm estimated the proved undeveloped reserves represented by the 17 locations to be 7.9 Bcf of natural gas, net to TXCO. This represents an increase over the prior year's estimated reserves of 5.3 Bcf from 12 locations.

Plans for 2003 include drilling 17 low-risk horizontal Glen Rose shoal wells at a total cost of $6.1 million, net to TXCO. Subsequent to year end, 3 of the 17 wells have been spudded. The initial production rate on the first well is 1.3 MMcf of natural gas and 15 barrels of oil per day. The second well is waiting on a pipeline connection, and the third well is currently drilling.

Jurassic Formation

Fiscal 1999 marked the year that the Company's concerted efforts resulted in a new joint venture to explore the potential of the Jurassic formation under its growing lease block. During the 2000-2002 period, the Company, together with industry partners, made significant progress in expanding its 3-D seismic database over a much larger portion of the Maverick Basin.

Commencing in September 1999, Blue Star Oil and Gas, Ltd. (Blue Star), a Dallas based privately held exploration company, designed a 3-D seismic acquisition program over the 426 square mile area of the Maverick Basin targeted by the joint venture. The initiation of field data acquisition work continued throughout the year. The extensive data acquisition portion of the project was completed late in the third quarter of 2000. In November 2000, pursuant to its exploration joint venture with the Company, Blue Star confirmed that it had completed the seismic data acquisition phase and began processing the seismic data on the entire 426 square miles of 3-D seismic data, including 37,000 acres of TXCO leases and Blue Star's 190,000 acre Chittim lease. By year-end 2000, Blue Star had shared with TXCO's Jurassic project management team the preliminary results from the data migration, processing and initial interpretation of the seismic study. In March 2001 Blue Star contacted TXCO and announced Blue Star's decision to apply additional, enhanced 3-D seismic processing techniques on their entire Jurassic seismic database. Blue Star further advised that the prospective seismic processing would likely take several months to finalize and could cost an additional $1 million. By year end 2001, Blue Star had completed its enhanced 3-D seismic processing, had provided TXCO with a digitized seismic data set covering 164 square miles of the Maverick Basin and a proposed drilling location on the Paloma lease.

During the first quarter of 2002, Blue Star's team of geoscientists met with TXCO's exploration team on several occasions to obtain the Company's expertise in interpreting the final results of the long-awaited, newly-enhanced 3-D seismic processing. Blue Star also requested TXCO's expertise in the identification and final ranking of multiple proposed Jurassic drilling locations on TXCO's affected acreage. In March, Blue Star delivered a nearly final processed data set containing over 80 square miles of digitized seismic data for TXCO's ongoing review. In August, Blue Star provided TXCO with a comprehensive review of the latest seismic imagery resulting from recently completed, state-of-the-art processing techniques. The findings confirmed the presence and ranking of numerous drilling locations on TXCO's acreage.

Through year-end 2002, Blue Star continued its efforts to obtain proposals from qualified drilling contractors, conducted field inspections and obtained current title opinions on multiple drilling locations under evaluation. On October 8, 2002, the partners signed an amendment, restatement and ratification of the existing joint venture agreement committing Blue Star to begin drilling the initial Jurassic test well on TXCO's Paloma or Kincaid lease no later than March 31, 2003.

On March 27, 2003, Blue Star spudded the Taylor 132-1, on TXCO's Paloma lease. The well, targeting natural gas, is permitted to a depth of 18,500' and is expected to take from 90 to 120 days to reach total depth. A second well on the Paloma lease, the McKinney 106-1, has been staked and permitted to a depth of 20,200'. Under the terms of the agreement, TXCO (62.5%) and its partners (37.5%) will share an 18.75% overriding royalty interest in any production associated with the well, reverting to a shared 25% working interest upon payout. In exchange for the carried interest in the Taylor well, Blue Star will earn a 25% working interest in the deep rights below the Silgo formation in the 50,000 acres under the Paloma and Kincaid leases. Blue Star retains the right to carry TXCO for an identical interest in a second well to earn an additional 25% under the two leases.

Williston Basin

Through 2002, the Company continued to re-evaluate all of its Williston Basin lease obligations, making lease extension payments on a selective basis, emphasizing those leases with particular geologic attributes or with adequate remaining primary lease terms. Consistent with Management's strategy to focus exploration efforts and resources on the development of its core producing area in South Texas, TXCO has maintained marketing efforts offering its remaining Williston Basin holdings to other exploration companies with a focus on this area.

For the year ended December 31, 2002, the Company's interests produced an average of 68 net barrels of crude oil per day from 5.2 net wells. At December 31, 2002 TXCO retained approximately 87,000 net acres of its original position.

PRINCIPAL PRODUCTS AND COMPETITION

The Company's principal products are natural gas and crude oil. The production and marketing of oil and gas are affected by a number of factors that are beyond the Company's control, the effects of which cannot be accurately predicted. These factors include crude oil imports, actions by foreign oil-producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand. During 2002 the Company sold all of its oil and gas under short-term contracts that can be terminated with 30 days notice, or less. None of the Company's production was sold under long-term contracts with specific purchasers. Consequently, the Company was able to market its oil and gas production to the highest bidder each month. As discussed in Item 7, Contractual Obligations and Contingent Liabilities and Commitments, in January 2003 the Company entered into a fixed price contract for approximately 30% of the its net gas production rate at year-end 2002. As a forward sale of part of its physical production, the Company was able to lock-in relatively high, by historical standards, prices without being subject to risks associated with derivative instruments.

The Company operates and directs the drilling of oil and gas wells and participates in non-operated wells. As operator, it contracts service companies, such as drilling contractors, cementing contractors, etc., for specific tasks. In other wells, the Company only participates as an overriding royalty interest owner.

During 2002, four purchasers of the Company's oil and gas production accounted for 42%, 25%, 18% and 11% of total oil and gas sales. In the event any of these major customers declined to purchase future production, the Company believes that alternative purchasers could be found for such production at comparable prices.

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

EMPLOYEES

As of December 31, 2002, the Company employed 35 full-time employees including management. The Company believes its relations with its employees are good. None of the Company's employees are covered by union contracts.

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

Environmental Regulation

The Company's extraction, production and drilling operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of its knowledge, the Company believes that it is in compliance with the applicable environmental regulations established by the agencies with jurisdiction over its operations. The Company is acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon its earnings, capital expenditures, or prospects for profitability. The Company's competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon the Company's position with respect to its competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, gas processing, oil and gas waste reclamation and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry. The Company's leases in Montana, North Dakota and South Dakota are subject to similar environmental regulations including archeological and botanical surveys as most of the leases are on federal and state lands.

Federal and State Tax Considerations

Revenues from oil and gas production are subject to taxation by the state in which the production occurred. In Texas, the state receives a severance tax of 4.6% for oil production and 7.5% for gas production. North Dakota production taxes typically range from 9.0% to 11.5% while Montana's taxes range up to 17.2%. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that the Company may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment. For Federal Income Tax purposes, the Company has net operating loss carry forwards of $13,600,000 which are scheduled to expire from 2008 to 2019. During 2000, the Company recognized a deferred federal income tax benefit of $5,231,000 reflecting the cumulative estimated future tax benefit of a portion of its net operating loss carry forwards from past losses. For 2001and 2002, this benefit was unchanged. See Notes to the Audited Consolidated Financial Statements.

CERTAIN BUSINESS RISKS

Reliance on Estimates of Proved Reserves and Future Net Revenues: Depletion of Reserves

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this report represent only estimates. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of crude oil and natural gas reserves, future net revenue from proved reserves and the present value of proved reserves for the crude oil and natural gas properties described in this report are based on the assumption that future crude oil and natural gas prices remain constant based on prices in effect at December 31, 2002. The following table details the prices used for these estimates for the respective dates presented:

	12/31/02	12/31/01	12/31/00	12/31/99

Gas price per Mcf	$ 4.90	$ 2.72	$11.04	$ 1.99
Oil price per Bbl	$28.71	$17.31	$25.67	$25.39

Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "Properties".

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

Net Income or Loss from Operations

In its recent history, the Company has recorded both net income and net losses. For the year ended December 31, 2002 the Company recorded a net loss of $310,970; for the year ended December 31, 2001 the Company recorded a net loss of $50,283; for the year ended December 31, 2000, the Company recorded net income of $6.76 million. There can be no assurance that the Company will not experience operating losses in the future.

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

Certain Corporate Defensive Matters

The Company's Articles of Incorporation, Bylaws and Delaware law contain provisions that may have the effect, together or separately, of delaying, deferring, or preventing a change in control of the Company. In particular, the Company may issue up to 10 million shares of preferred stock with rights and privileges that could be senior to its outstanding common stock, without the consent of the holders of the common stock. The Company's Certificate of Incorporation and Bylaws provide, among other things, for advance notice of stockholder's proposals and director nominations, and provide for non-cumulative voting in the election of Directors. On June 29, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan (Rights Plan) under which uncertificated preferred stock purchase rights were distributed as a stock dividend to its common shareholders at a rate of one right for each share of common stock held of record as of July 19, 2000. Unless previously redeemed by the Company, the rights will expire on June 29, 2010. The Rights Plan is designed to enhance the Board's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics that have been prevalent in many unsolicited takeover attempts. On May 25, 2001, a majority of the Company's shareholders approved an amendment to its Certificate of Incorporation providing for the establishment of a classified board of directors. The classified board provision established three classes of directors, with each class to be elected for a three-year term on a staggered basis. The classified board provision is intended to promote management continuity and stability and to afford time and flexibility in responding to unsolicited tender offers.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Commission. These filings are available free of charge through our internet website at www.txco.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission.

ITEM 2. PROPERTIES
PHYSICAL PROPERTIES

The Company's administrative offices are located at 500 North Loop 1604 East, Suite 250, San Antonio, Texas. These offices, consisting of approximately 13,500 square feet, are leased through August 2007 at $21,300 per month with annual escalations each February 1.

All the Company's oil and gas properties, reserves, and activities are located onshore in the continental United States. There are no quantities of oil or gas subject to long-term supply or similar agreements with foreign government authorities.

Proved Reserves, Future Net Revenue and
Present Value of Estimated Future Net Revenues

The following unaudited information as of December 31, 2002, relates to the Company's estimated proved oil and gas reserves, estimated future net revenues attributable to such reserves and the present value of such future net revenues using a 10% discount factor (PV-10 Value), as estimated by Netherland Sewell & Associates, Inc., a Dallas, Texas engineering firm. Estimates of proved developed oil and gas reserves attributable to the Company's interest at December 31, 2002, 2001 and 2000 are set forth in Notes to the Audited Financial Statements included in this Annual Report on Form 10-K. The PV-10 Value was prepared in accordance with SEC requirements using constant prices and expenses as of the calculation date, discounted at 10% per year on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

Years Ending December 31,		PV-10 Value of Estimated Future Net Revenues

2003			$10,321,200
2004			14,120,800
2005			6,455,900
2006			3,828,700
2007			2,606,700
Thereafter			8,048,500

Total			$45,381,800

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

TXCO's continued drill bit success in 2002 added over 8.7 Bcfe of proved reserves and, combined with the acquisition of the Pena Creek field (4.04 Bcfe) and revisions of previous estimates (2.44 Bcfe), established a record all sources reserve replacement of 347%. Reserve additions far exceeded the Company's 2002 production levels for the second year in a row resulting in an 83% increase in year-end proved reserves over the prior year. 2001 reserves increased 126% over 2000. The following table shows TXCO's year-end reserves for the past three years.

SEC PV-10 Reserves at December 31,

	2002		2001		2000

	Volumes	Share *	Volumes	Share *	Volumes	Share *

Natural gas (Bcf)	14.7	63%	11.0	87%	4.5	80%
Oil (MMBbls)	1.5	37%	.3	13%	.2	20%

Natural gas equivalent (Bcfe) *	23.5	100%	12.7	100%	5.6	100%

* For percent change and natural gas equivalent calculations, one barrel of oil is approximately equivalent to six Mcf of natural gas.

Production

The following table summarizes the Company's net oil and gas production, average sales prices, and average production costs per unit of production for the periods indicated. With respect to newly drilled wells, there can be no assurance that current production levels can be sustained. Depending upon reservoir characteristics, such levels of production could decline significantly.

			Years Ended December 31,

				2002		2001	2000

Oil:
Production (Bbl)				314,000		50,000	60,000
Average sales price per Barrel				$24.56		$23.55	$27.85

Gas:
Production (Mcf)				2,487,000		2,673,000	2,965,000
Average price per Mcf				$3.35		$4.56	$4.10

Average cost of production per equivalent Mcf (1)				$1.19		$1.13	$0.65

(1) Oil and gas were combined by converting oil to gas Mcf equivalent on the basis of 1 barrel of oil = 6 Mcf of gas. Production costs include direct lease operations and production taxes.

Producing Properties - Wells and Acreage

The following table sets forth the Company's producing wells and developed acreage assignable to such wells for the last three fiscal years:

			Productive Wells

	Developed Acreage		Oil		Gas		Total

Year Ended	Gross	Net	Gross	Net	Gross	Net	Gross	Net

12/31/02	25,350	14,526	168	148.66	112	83.45	280	232.11
12/31/01	19,870	11,140	53	39.12	96	72.47	149	111.59
12/31/00	15,920	8,257	28	15.63	47	25.49	75	41.12

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

Undeveloped Acreage

As of December 31, 2002, the Company owned, by lease or in fee, the following undeveloped acres, all of which are located in the Continental United States, as follows:

							Estimated
							2003
United States		Gross Acres			Net Acres		Delay Rentals

Texas				408,992	349,579			$267,410
North Dakota				88,207	84,244			171,836
South Dakota				2,637	2,130			4,114
Montana				960	960			3,840

Total				500,796	436,913			$447,200

Six large Texas leases totaling approximately 83,460 gross acres contain varying requirements to drill a well every 90 to 180 days to keep the respective lease in effect. The Company is presently drilling under the terms of the leases and expects to keep the leases in force by continuous development during the year. In January 2003 TXCO acquired a 70,700-acre lease in Texas, increasing total gross Texas acres to approximately 480,000.

Gathering System

During 2002 the Company acquired a 69-mile natural gas pipeline from approximately 12 miles north of Eagle Pass, Texas in Maverick County to Carrizo Springs, Texas, in Dimmit County. The terminus is the El Paso Energy Field Services delivery point. Also included were a compressor station with three compressors and three dehydrators which allow the system to have maximum deliverable capacity of 35 MMcf/d of which one-third is currently utilized. Adding this system to TXCO's Maverick Basin infrastructure gave the Company control of approximately 80 miles of pipeline in the Basin.

In June, the Partnership acquired an additional 10 miles of pipeline from TXCO's 62.5% owned subsidiary, the Paloma Pipeline L.P. for $1 million. During the last half of 2002, the Partnership constructed a 3 mile, $300,000 pipeline extension to connect the Company's growing Chittim lease production to the pipeline system. This extension was placed in service early in the fourth quarter.

Also during the fourth quarter 2002, TXCO consolidated its position by acquiring the outstanding 20% minority interest in Maverick-Dimmit Pipeline, Ltd. at its book value of $1.3 million. The consolidation was funded through TXCO's available Credit Facility.

Drilling Activity

During calendar 2002, the Company drilled or re-entered 41 wells compared to 73 in 2001. The 73 wells in the prior year include 44, mostly re-entered, coalbed methane (CBM) wells, and 29 non-CBM wells. There were 36 non-CBM wells drilled or re-entered in 2002, a 24% increase over the prior year. In addition, current year activity included ongoing drilling operations on 12 wells that were in progress at the end of calendar year 2001. The following table sets forth the Company's drilling activity for the last three years:

Drilling Wells

	2002				2001				2000

	Gross		Net		Gross		Net		Gross		Net

	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry

Oil Wells	10	0	5.53	0	5	1	3.70	0.63	2	1.78		0.50
Gas Wells	15	1	11.48	.63	18	5	15.53	4.37	6	6	3.76	2.13

Total Wells	25	1	17.01	.63	23	6	19.23	5.00	8	7	4.54	2.63

The Exploration Company participated in the drilling of 37 wells (23.24 net) during 2002. Of these, 21 wells (16.18 net) were operated by the Company. At December 31, 2002, 3 (2.08 net) of these wells remained in progress.

Not reflected in the respective 2002 columns are 11 wells (10.63 net) spud in the prior year. All 11 wells remained in progress at December 31, 2002. Of the 11 wells, 9 are CBM project wells and completion of these wells is pending development of the coal field. These wells were drilled beyond the limits of existing gathering facilities to test the extent of the field. The remaining two wells are being considered for completion in the Georgetown.

Included in the respective year 2001 columns are the results of the drilling activity involving 16 wells spud in the prior year and in progress at the beginning of 2001. These wells resulted in 9 producing (8.17 net) gas wells and 3 producing (2.02 net) oil wells. In addition, 2 wells resulted in 1 dry (0.88 net) gas well and 1 dry (1.0 net) oil well while 2 wells (1.63 net) remained in progress at December 31, 2001.

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

Re-entry Wells

	2002				2001				2000

	Gross		Net		Gross		Net		Gross		Net
	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry

Oil Wells	4	0	4	0	4	1	4	1	1	0	0.84	0.00
Gas Wells	1	0	1	0	36	7	36	7	0	0	0.00	0.00

Total Wells	5	0	5	0	40	8	40	8	1	0	0.84	0.00

During 2002 the Company re-entered 4 (4 net) existing wells, of which all are currently producing. Included in 2002 re-entry activity is 1 CBM gas well that was in progress at year end 2001. During 2001 the Company re-entered 48 (48.0 net) existing wells, of which 40 (40 net) wells are currently producing, while 1 well (1.0 net) remained in progress at December 31, 2001, and, as mentioned above, was completed in 2002. During 2000 the Company re-entered 2 (1.84 net) existing wells, of which one well is currently producing, while the other well was in progress at December 31, 2000, and was dry in 2001.

Total Drilling and Re-entry Wells

	2002				2001				2000

	Gross		Net		Gross		Net		Gross		Net
	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry	Prod.	Dry

Oil Wells	14	0	9.53	0	9	2	7.70	1.63	3	1	1.62	0.50
Gas Wells	16	1	12.48	.63	54	12	51.53	11.37	6	6	3.76	2.13

Total Wells	30	1	22.01	.63	63	14	59.23	13.00	9	7	5.38	2.63

The Company began 2002 with 12 wells (11.64 net) in progress from 2001. During 2002, the Company initiated 41 (27.24 net) new drilling / re-entry wells. These wells resulted in 16 gas (12.48 net) wells, 14 oil (9.53 net) wells, 1 dry (.63 net) wells and 22 wells (16.23 net) were in progress at December 31, 2002.

Maverick Basin

Throughout the 1990's, the Company pursued a strategy to expand its core Maverick Basin producing properties. In addition to using internally generated working capital for exploration and development activities, TXCO accelerated its growth, where possible, by entering into strategic joint ventures or operating agreements targeted at leveraging the Company's increased leasehold values, recognized technical abilities and exploration success in its core area of interest. Throughout its history TXCO has entered into joint venture or joint operating agreements, under which the Company teamed with qualified industry partners who contributed investment capital, mineral leases, 3-D seismic data and/or offered the Company a carried interest in mineral leases, 3-D seismic acquisition programs and wells to be drilled. These contributions were made in exchange for TXCO's geophysical, geological and operational expertise, and in certain instances, in exchange for an interest in a portion of the Company's non-producing oil and gas lease interests.

Additional information regarding the Company's properties is contained in Item 1 of this Form 10-K and in the Consolidated Financial Statements and Notes thereto under Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any matters of litigation incidental to its business of a significant nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Company during the 4th quarter of fiscal year 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The following is a range of high and low bid prices for the Company's common stock for each quarter presented based upon bid prices reported by the National Association of Securities Dealers Quotations system under the call symbol "TXCO":

	Range of Bid Prices

Quarter Ended:	High	Low

December 2002	$5.23	$2.73
September 2002	6.89	4.62
June 2002	8.74	4.05
March 2002	4.61	1.90

December 2001	2.74	1.95
September 2001	2.97	1.88
June 2001	4.03	1.90
March 2001	4.25	2.63

As of March 14, 2003, there were approximately 1,138 holders of record of the Company's Common Stock. The transfer agent for the Company is the American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. The Company has not paid any cash dividends on its Common Stock in past years and does not expect to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is derived from and qualified in its entirety by the Audited Consolidated Financial Statements of the Company and the Notes thereto as set forth in this Annual Report on Form 10-K commencing on page F-1.

				4 Months
				Ended
	Year Ended December 31			December 31	Year Ended August 31

	2002	2001	2000	1999	1999	1998

Operating revenues	$18,958,364	$13,758,920	$14,361,357	$3,768,667	$7,235,391	$2,862,416

Income (loss) from continuing operations	(310,970)	(50,283)	6,761,935	1,188,649	931,545	(8,417,218)

Basic income (loss) per common share from continuing operations	(0.016)	(0.003)	0.39	0.07	0.06	(0.55)

Total Assets	53,036,319	29,843,432	29,205,641	18,647,878	17,553,815	16,264,632

Long-term obligations	7,217,231	862,177	1,195,191	1,679,936	3,094,809	4,823,927

Stockholders' Equity	$36,970,374	$23,056,696	$23,321,736	$13,208,929	$12,020,280	$10,595,141

Weighted averages shares outstanding - Basic	19,080,847	17,441,242	17,242,326	15,938,516	15,668,721	15,328,292

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Forward-looking Statements: Statements in this Form 10-K which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forwarding-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, environmental concerns effecting the drilling of oil and natural gas wells, as well as general market conditions, competition and pricing. Please refer to all of TXCO's Securities and Exchange Commission filings, copies of which are available from the Company without charge, for additional information.

GENERAL

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto.

The Exploration Company is an independent oil and gas enterprise with interests primarily in the Maverick Basin in Southwest Texas. Its long-term business strategy is to acquire undeveloped mineral interests and internally develop a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. The Company accounts for its oil and gas operations under the successful efforts method of accounting and trades its common stock on the Nasdaq Stock Market(sm) under the symbol "TXCO." The Company currently has six drilling rigs under operation on its extensive 480,000 acreage block in the Maverick Basin, targeting at least seven separate formations for the production of oil and natural gas.

CAPITAL RESOURCES AND LIQUIDITY

Year Ended December 31, 2002

During 2002 beginning cash reserves of $2 million were increased by net cash provided from operating activities of $7.4 million resulting in a total of $9.4 million in internally generated working capital for use in funding ongoing expansion, development and exploration of the Company's oil and gas properties. Additionally, cash of $21 million from other sources listed below resulted in total cash of $31.3 million available for use in meeting the Company's ongoing operational and development needs. Included in the $21 million cash received from other sources, is approximately $14.1 million from a private placement of 2,499,667 shares of restricted common stock at a price of $6.00 per share to a group of 10 institutional investors. The amount raised, net of offering costs of $0.9 million, was used for acquisitions, to accelerate the development of the Company's extensive Maverick Basin acreage holdings and for general corporate purposes. Pursuant to the placement agreement, the Company filed a Form S-3 Registration Statement dated June 6, 2002, covering the issued shares on behalf of the investors.

2002 Cash Available to the Company

Beginning cash reserves, January 1, 2002	$2,019,164
Net cash provided by operating activities	7,389,430

Sub-total	9,408,594
Private placement of 2,499,667 shares of common stock	$14,051,893
Borrowings on the new Credit Facility	5,800,000
Other debt obligations	1,639,915
Exercise of outstanding options for the Company's common stock	172,755
Proceeds from sale of oil and gas properties	200,000

Total other sources of cash	$21,864,563

2002 Cash Available	$31,273,157

The Company applied $27.4 million of its working capital to fund the expansion and ongoing development of its oil and gas properties. Included were drilling, completion, seismic and acquisition costs totaling $17.4 million, primarily targeting TXCO's core area, the Maverick Basin. This represented expenditures for the drilling, completion and re-entry of 41 oil and gas wells and the acquisition of Maverick Basin mineral leases. In addition, the Company acquired a 69-mile pipeline system. The pipeline system has and continues to gather most of the Company's natural gas in the Maverick Basin. The following table summarizes uses of cash during 2002.

2002 Uses of Cash

Drilling and completion costs, 3-D seismic, and leasehold acquisitions	$17,410,942
Natural gas pipeline and facilities	5,767,291
Pena Creek acquisition and improvements	3,681,902
Well service equipment	183,145
Upgrade information system and related infrastructure	337,967
Other	39,036

Sub-total	27,420,283
Net distributions to minority interests	434,325
Debt principal payments	1,084,861

$28,939,469

The Company made timely payments of $1,084,861 on its long-term debt obligations during 2002, while payments on interest totaled $273,213.

Acquisition - Pipelines: In May 2002, the Company completed the acquisition of The Maverick Pipeline System from Aquila Southwest Pipeline Corporation for a total purchase price of $4.9 million. TXCO's initial 80% interest ($3.9 million) was purchased through its newly formed Maverick-Dimmit Pipeline, Ltd. Partnership (the Partnership). The remaining 20% of the Partnership was held by an unaffiliated private energy concern. This acquisition was funded with proceeds from a $15 million private placement also closed in May.

In June, the Partnership acquired an additional 10 miles of pipeline from TXCO's 62.5% owned subsidiary, the Paloma Pipeline L.P. for $1 million. During the third quarter, the Partnership began construction of a 3 mile, $300,000 pipeline extension to connect the Company's growing Chittim lease production to the pipeline system. This extension was placed in service early in the fourth quarter.

During the fourth quarter 2002, TXCO consolidated its position by acquiring the outstanding 20% minority interest in Maverick-Dimmit Pipeline, Ltd., at its book value of $1.3 million. The consolidation was funded through TXCO's available Credit Facility.

Acquisition - Pena Creek: Also in May 2002, the Company acquired the Pena Creek oil field in Dimmit County, Texas from Merit Energy Company for $3.75 million. The purchase was effective April 1, 2002. The acquisition consisted of 94 producing oil wells, 94 injection wells and 28 shut-in wells.

As a result of these activities, the Company ended the year 2002 with a negative working capital of $1,884,507 and a current ratio of .81 to 1. This year-end position compares to negative working capital of $1,554,454 and a current ratio of .73 to 1 at December 31, 2001. The Company ended 2002 with an unused borrowing base of $6.2 million. The Company's ending working capital for years ended 2002 and 2001 was significantly impacted by the high level of drilling activity during the two year period.

Bank Credit Facility: On March 4, 2002 the Company entered into a $25 million oil and gas reserve based Revolving Credit Facility with Hibernia National Bank providing a credit line with an initial borrowing base set at $5 million. The borrowing base was subsequently increased to $13 million as of September 30, 2002, with quarterly reductions of $1 million. At December 31, 2002, the borrowing base was $12 million with an outstanding balance of $5.8 million, resulting in an unused borrowing base of $6.2 million. The unused borrowing base at March 17, 2003, was $3.5 million. Interest is payable monthly, with principal due at maturity in March 2005. Uses of proceeds are for the acquisition and development of oil and gas properties and general corporate working capital purposes. The Facility provides the lender with semiannual scheduled redeterminations, at mid-year and each subsequent anniversary date, while providing for two unscheduled redeterminations per year, at the Company's discretion. Borrowings under the Facility are secured by a first priority mortgage covering the Company's working and other interests in the majority of its oil and gas leases. The interest rate under the facility will initially be based on the Wall Street Journal Prime Rate plus applicable margin. A Eurodollar Rate plus applicable margin may be utilized at the election of the Company. The interest rate at December 31, 2002, was 4.25%, and the rate was unchanged at March 10, 2003. The Facility also provides the lender with a commitment fee equal to 0.5%, per annum on the unused borrowing base. The Facility contains certain financial covenants and other negative restrictions common for a financing of this type. Any unused borrowing base is a net increase to working capital for purposes of the Current Ratio covenant.

Management believes that the Facility, along with the Company's positive cash flow from existing production and anticipated production increases from new drilling, will provide adequate capital to fund ongoing operating cash requirements for 2003 and to complete its scheduled exploration and development goals as targeted by its 2003 capital expenditure program.

However, there is no assurance that the Company will re-establish profitability in 2003 nor that expected increases in new oil and natural gas production will be realized, nor that sufficient debt capital will remain available from its new borrowing Facility. Should these concerns be realized or should commodity prices weaken significantly, the Company's financial condition could be adversely affected and could cause the Company to defer planned capital expenditures consistent with its available capital resources.

Year Ended December 31, 2001

During 2001 beginning cash reserves were increased by net cash provided from operating activities resulting in a total of $14.5 million in internally generated working capital, and $2.2 million from other sources, listed below, for a total of $16.7 million in cash available for use in funding the ongoing expansion, development and exploration of the Company's oil and gas properties.

2001 Cash Available to the Company

Beginning cash reserves, January 1, 2001		$5,898,015
Net cash provided by operating activities		8,564,022

Sub-total		14,462,037
Other debt obligations	$153,231
Exercise of outstanding options for the Company's common stock	31,250
Sale of oil and gas properties	2,005,133

Total other sources of cash		2,189,614

2001 Cash Available		$16,651,651

The Company applied $13.8 million of its working capital to fund the expansion and ongoing development of its oil and gas properties. Included were drilling, completions, seismic and leasehold acquisition costs totaling $13.4 million primarily targeting TXCO's core area, the Maverick Basin. This represented expenditures for the drilling, completion and re-entry of 73 oil and gas wells and new Maverick Basin mineral lease purchases of approximately 158,000 acres. Also included were expenditures for the expansion of the Company's Paloma lease gas gathering facilities and for vehicles and other equipment used in the field.

2001 Uses of Cash

Drilling and completion costs, 3-D seismic, and leasehold acquisitions	$13,360,347
Expansion of natural gas gathering facilities	94,271
Other property and equipment	220,709
Other	116,007

Sub-total	13,791,334
Purchase of 99,800 shares of treasury stock	246,007
Debt principal payments	486,244
Net distributions to minority interests	108,902

	$14,632,487

The Company made timely payments of $486,244 on its long-term debt obligations during 2001, while payments on interest totaled $128,373. Additionally, the Company purchased 99,800 shares of its common stock for its treasury at a cost of $246,007 under its common share buyback program approved by the Board of Directors on June 27, 2001.

As a result of these activities, the Company ended the year 2001 with a negative working capital of $1,554,454 and a current ratio of .73 to 1. This year-end position compares to positive working capital of $6,349,625 and a current ratio of 2.36 to 1 at December 31, 2000. The decrease in ending working capital was attributable to the increased levels of development activities through the third quarter coupled with the sharp decline in realized gas prices during the second half of 2001.

2003 Capital Requirements

The major components of the Company's plans, and the requirements for additional capital for 2003, include the following:

Maverick Basin Activity:

Initial capital expenditures planned for 2003 total over $27.4 million and target the Company's Maverick Basin core properties. The primary component of these expenditures is $24.9 million for drilling wells, while over $2.5 million is earmarked for seismic and leasehold and gas gathering system enhancements and other infrastructure expansion activities. The Company's budgeted capital expenditures are intended to be flexible. Overall budgeted capital outlays are subject to substantial increase should the Company's key exploration targets, development activities or special situations or opportunities warrant higher capital outlays than originally planned.

The Company initially plans to drill 93 wells, including 26 Glen Rose porosity zone oil wells, 17 Glen Rose shoal horizontal gas wells, 25 Georgetown gas wells, 15 San Miguel waterflood oil wells in the Pena Creek field, and 10 shallow Escondido gas wells. Some of these wells will be operated by other companies and, therefore, TXCO does not have direct control over when they will be drilled or what final costs will actually be incurred. The following table details typical gross well costs for 2003 budgeted wells.

Typical Gross Well Costs

Dry Hole	Completed

Glen Rose oil porosity zone well	$500,000	$750,000
Glen Rose shoal gas well	500,000	650,000
Georgetown gas well	150,000	275,000
San Miguel waterflood oil well	100,000	175,000
Escondido gas well	100,000	150,000

Williston Basin Activity:

The Company plans to maintain its existing producing properties and the payment of delay rentals and lease extensions on selected undeveloped leases, with scheduled 2003 delay rentals of $180,000 and will continue in its efforts to offer remaining acreage, seismic data, and identified prospects to other industry operators.

Summary of Capital Resources and Liquidity

The Company expects it will have a continuing ability to further increase its borrowing base commensurate with the expected additional growth of its proved oil and gas reserves throughout the base term of the new Facility. Management remains confident that financial resources will remain available, enabling the Company to continue the rapid development of its oil and gas properties and continue to meet its normal operational and debt service obligations on a timely basis.

While management is confident it has identified sufficient sources of working capital to carry out its current exploration and development plans on its Texas leaseholds, as well as to meet its obligations in the ordinary course of business through the end of the coming year, there is no assurance that energy prices or other market factors will continue to improve. Should prices weaken, or should expected new oil and gas production levels from planned 2003 drilling not be attained, the resulting reduction in projected revenues would cause the Company to re-evaluate its expected sources of working capital and would adversely affect the Company's ability to carry out its current operating plans.

RESULTS OF OPERATIONS

2002 Compared to 2001

The Company reported a net loss of $310,970 or $0.016 per basic and diluted share for the year ended December 31, 2002, compared to a net loss of $50,283 or $0.003 per basic and diluted share for the prior year.

Revenues for 2002 increased by 38% compared to 2001. Oil production increased by 528% while natural gas production declined by 7% as compared with the prior year. The increase in oil production is due to the new Comanche lease oil wells, along with production from the May 2002 acquisition of the Pena Creek field. The decline in 2002 gas production compared to the prior year reflects the general production decline of the Company's existing mix of maturing gas wells. This decline was partially offset by new gas production from the 16 new gas wells drilled and completed during the year. Included in the number of gas wells classified as producing at December 31, 2002, were 38 CBM gas wells, which are still in their initial dewatering stage, and are not yet contributing a significant amount of new gas production. On an equivalent unit basis, prices averaged 18% lower in 2002 as compared to 2001. Crude oil prices averaged 4% higher while natural gas prices fell 27%. Average lower prices for 2002, as compared to 2001, had a $3.6 million negative impact on revenues in 2002. Commodity prices have been and continue to be volatile. During 2001, realized gas prices ranged from over $10.50 per Mcf in January to a low of $1.26 per Mcf in October. During 2002 realized natural gas prices ranged from over $4.71 per Mcf in November to a low of $1.75 in February. During the first three months of 2003 crude oil and natural gas prices have increased significantly.

Average daily net gas production rates in 2002 decreased to 6.8 MMcf, a 7% decline from the prior year, while average daily net oil production rates in 2002 increased to 860 Bbls, a 528% over the prior year. The Company expects to reverse the declining natural gas production rates based on its year 2003 drilling success to date and expected results from ongoing drilling projects.

Lease operating expense for 2002 increased $1.8 million, from $2.4 million in 2001 to $4.2 million in 2002, a 76% increase. This increase is primarily due to the addition of 16 new natural gas wells and 14 new oil wells during 2002 and the acquisition of 188 active Pena Creek wells. The increase reflects the incremental direct costs of operating the new wells, including typical costs such as pumper, electricity, water disposal, and other direct overhead charges, as added during 2002 to the Company's existing lease operating expense levels. Operating expense per Mcfe increased $0.06, from $1.13 in 2001 to $1.19 in 2002. The increase in the rate is due to the Pena Creek field, which consists of three waterflood units. Typically, waterfloods incur higher costs of operations. Excluding the Pena Creek field, operating expense per Mcfe for 2002 is $1.07, a decrease of $0.06 from the prior year. Also, included in operating costs is the cost of operating the CBM wells. These costs totaled $583,852 in 2002 and $446,006 in 2001. The CBM wells are in the dewatering phase and therefore have little production relative to their operating costs. Operating cost per Mcfe excluding the CBM wells and Pena Creek averaged $0.93 in 2002 and $0.99 in 2001.

Pursuant to the successful efforts method of accounting for mineral properties, the Company periodically assesses its producing and non-producing properties for impairment. Impairment and abandonments decreased by 53% primarily due to lower impairment rates on non-producing acreage in the Williston Basin during 2002 versus 2001. Depreciation, depletion and amortization increased by almost $2.9 million, or 123%, over 2001 due primarily to the increased number of producing wells being depleted for wells added through the drill bit and the Pena Creek acquisition. The increase in depreciation was due to increased investments in other equipment including the pipeline and well service equipment acquisitions. The increase in amortization was primarily due to the full year amortization related to the 3-D seismic survey on the Comanche lease acquired during 2001.

General and administrative costs increased 37% compared to 2001 reflecting the higher sustained level of Company operations. The increase is due primarily to increased salaries, wages and benefits associated with staff increases including 6 engineering and administrative staff additions and 8 new field personnel during 2002. Also contributing to the increase were higher costs for property and liability insurance and increased investor relations expenses.

The 75% decrease in interest income reflects the declining cash levels in interest bearing accounts and declining interest rates during 2002 versus 2001. Interest expense increased by $144,840 in 2002 from 2001 due to higher debt levels.

2001 Compared to 2000

The Company reported a net loss of $50,283 or $0.003 per basic and diluted share for the year ended December 31, 2001, compared to net income of $6,761,935 or $0.39 per basic and diluted share for the prior year. Net income in 2000 included a deferred tax benefit of $5,232,700 while no similar benefit was recognized in 2001.

Although, 2001 revenues decreased by 1.5% compared to year 2000 levels, 2001 oil and gas production declined by 9.8% and 17.5% respectively as compared with 2000. The 17.5% decline in oil production primarily reflects the advancing decline curve of maturing oil wells in the Williston Basin. In addition, a 15.4 % decline in the average price of oil was offset somewhat by an 11% increase in the average price of gas as compared to 2000 prices for both commodities. The decline in 2001 gas production compared to the prior year reflects the general production decline of the Company's existing mix of maturing gas wells. This decline was partially offset by new gas production from the 54 new gas wells drilled and completed during 2001. Included in the number of gas wells classified as producing in 2001 were 34 CBM gas wells, which were still in their initial dewatering stage and not yet contributing a significant amount of new gas production. A significant contribution of new CBM gas production is expected from these wells upon their reaching Phase 2 of the dewatering process.

Average daily net gas production rates in 2001 decreased to 7.3 MMcf, an 11% decline over the prior year, while average daily net oil production rates in 2001 decreased to 136 Bbls, a 26% decline over the prior year.

Lease operations expense for 2001 increased 108% compared to 2000. This increase was primarily due to the addition of 54 new gas wells and 9 new oil wells during 2001. The increase reflects the incremental direct costs of operating the new wells, including typical costs such as pumper, electricity, water disposal, and other direct overhead charges, as added during 2001 to the Company's existing lease operating expense levels. The 7 new Burr wells increased overall annual lease operating costs by approximately $469,000 due to the higher costs of chemical treatment for H2S removal and related costs of operating an amine plant for these gas wells plus costs associated with salt water disposal. The 34 newly connected CBM wells in the dewatering pilot project added $419,000 in incremental operating costs in 2001 and reflect the high operating costs associated with the de-watering phase of the CBM pilot program initiated in 2001. Additionally, ad valorem taxes increased approximately 30% in 2001 compared to 2000 reflecting increased appraised values for new oil and gas properties as well as increased valuations of exiting wells due to higher oil and gas prices over the prior year. Exploration expenses remained consistent with 2000.

Pursuant to the successful efforts method of accounting for mineral properties, the Company periodically assesses its producing and non-producing properties for impairment. Impairment and abandonment decreased by 15% primarily due to lower impairment rates on non-producing acreage in the Williston Basin during 2001 versus 2000. This decrease was somewhat offset by an increase in impairments of producing properties resulting from lower oil and gas prices at year end and the resultant decreased property values in the year-end reserve report. Depreciation, depletion and amortization increased by almost $500,000 or 18% over calendar 2000 levels due primarily to the increased number of producing wells being depleted and higher depletion rates for 2001 caused by lower year-end reserve volumes as a result of lower oil and gas prices at December 31, 2001. The increase in depreciation was due to increased investments in other equipment including the expansion of the Paloma lease gathering system throughout the year. The increase in amortization was primarily due to the additional amortization related to the 78-square mile 3-D seismic survey on the Comanche lease acquired during 2001.

General and administrative costs increased 19% compared to 2000 reflecting the higher sustained level of Company operations. 68% of the increase was due primarily to increased salaries, wages and benefits associated with staff increases including 2 engineering and administrative staff additions and 6 new field personnel during 2001. Also contributing to the increase were higher costs for property and liability insurance, increased accounting and auditing fees and increased state franchise tax expenses.

The 19% decrease in interest income reflects the declining cash levels in interest bearing accounts and declining interest rates during 2001 versus 2000. Interest expense decreased by $51,000 in 2001 from 2000 due to the retirement of the Range debt during the second quarter of 2000. Income tax expensed decreased by $5,216,800 due to the recognition of a deferred federal tax benefit of $5,232,700 in 2000, while no similar benefit was recognized in 2001.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The following is a summary of the Company's future payments on obligations as of December 31, 2002.

Payments Due by Period

2-3	4-5	After 5
Contractual Obligations	1 Year	Years	Years	Years	Total

Long-term debt	$1,073,773	$6,143,458	$-	-	$7,217,231
Operating lease obligations	300,000	610,000	486,000	-	1,396,000

Total Contractual Cash Obligations	$1,373,773	$6,753,458	$486,000	-	$8,613,231

In addition to the above, in January 2003 the Company entered into a $2.8 million unsecured installment obligation. Imputed interest due on the obligation is 4.25% per annum. Payments are due in two equal installments: $1.4 million in January 2004 and January 2005.

In January 2003 the Company entered into a contract to deliver natural gas at a fixed price. The volumes to be delivered under the contract are as follows:

Commitment by Period

2-3	4-5	After 5
Fixed Price Contract	1 Year	Years	Years	Years	Total

Natural Gas
Volume, MMBtu *	901,800	-	-	-	901,800
Fixed price per MMBtu**	$4.45	-	-	-	$4.45

* Approximately 2,700 MMBtu per day for the period February 1, 2003 through December 31, 2003.
** Net of transportation and marketing costs.

The volumes to be delivered under the contract represented approximately 30% of the Company's natural gas production rate at December 31, 2002. The Company expects to be able to delivery the committed volumes from its Maverick Basin production.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company's financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note A to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements:

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

The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.

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

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Revision of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13 and Technical Corrections". This Statement changes the presentation and reporting of extinguishments of debt on the Statement of Operations. The required adoption of this Statement in 2003 by the Company is not expected to have a material impact on its operating results or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value and only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". This Statement provides guidance and transition rules for those companies electing to change their method of accounting for stock-based compensation. However, the statement does not require the change in accounting, and TXCO has elected to continue reporting stock-based compensation following SFAS No. 123 and Accounting Principles Board Opinion No. 25. SFAS No. 148 also requires certain enhanced disclosures regarding stock-based compensation, and such disclosures have been included in these footnotes to the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk: The Company's major market risk exposure is the commodity pricing applicable to its oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Prices have fluctuated significantly over the last five years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. During January 2003 the Company entered into a forward sale of approximately 2,700 MMBtu per day of its natural gas production from February 1, 2003, through December 31, 2003, at a fixed price of $4.45 per MMBtu. This represents approximately 30% of the Company's net natural gas sales as of year-end 2002. A 10% fluctuation in the price received for oil and gas production would have an approximate $1.6 million impact on the Company's annual revenues based on 2002 sales volumes; and a $1.3 million impact had the 2,700 MMBtu per day forward sales been in effect for the entire year of 2002.

Interest Rate Risk: The Company has borrowed funds under a new revolving credit facility with Hibernia National Bank, with interest tied to the Wall Street Journal Prime rate. At March 24, 2003 the Company had $8.5 million in borrowings under the Facility with interest at 4.25% per annum. Under terms of the Facility, the Company has the option to lock in a fixed interest rate for a period of up to 6 months using LIBOR rates plus an applicable margin. Should interest rates start to rise, the Company can convert its outstanding loan balance to the LIBOR option rate within 3 days of its election. An annualized 10% fluctuation in interest charged on the outstanding balance at March 24, 2003 would have an approximate $34,000 impact on the Company's annual net income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 24, 2003:

Name	Class	Position	Age

Stephen M. Gose, Jr.	B	Chairman of the Board of Directors Member Compensation and Nominations Committees	73

Michael J. Pint	C	Director, Chairman Audit Committee Member Compensation and Nominations Committees	59

Robert L. Foree, Jr.	A	Director, Chairman Nominations Committee Member Audit and Compensation Committees	73

Alan L. Edgar	B	Director, Chairman Compensation Committee Member Audit and Nominations Committees	57

James E. Sigmon	C	President and Director	54

Thomas H. Gose	A	Director and Assistant Secretary Member Nominations Committee	47

Roberto R. Thomae		Chief Financial Officer Secretary/Treasurer, Vice President-Finance	52

Richard A. Sartor		Controller	50

Stephen M. Gose, Jr., has served as Chairman of the Board of Directors of the Company since July 1984. He has been a member of the Compensation Committees since June 1997 and served as its Chairman through April 1998. Mr. Gose was a member of the Audit Committee from June 1997 through May 2001 and served as its Chairman from June 1997 through April 1998. He has been a member of the Nominations Committee since its inception in May 2001. Mr. Gose served as a Director of the Company's former subsidiary, ExproFuels, Inc. from 1994 through 1999. A geologist by training, he has been active for more than 46 years in exploration and development of oil and gas properties, in real estate development, and in ranching through the operations of Retamco Operating, Inc., its predecessors and affiliates.

Michael J. Pint has served as a Director since May 1997. He has been a member of the Audit Committee of the Board of Directors since June 1997 and has served as its Chairman since April 1998. Mr. Pint has been a member of the Compensation Committee since June 1997 and served as its Chairman from April 1998 through May 2001. He has been a member of the Nominations Committee since its inception in May 2001. Mr. Pint has 36 years banking experience, serving in the bank regulatory arena as well as in the capacity of chairman, president and director of 38 different banks and bank holding companies throughout the country. Since 1995, Mr. Pint has served as a Director of Valley Bancorp, Inc. and Valley Bank of Arizona, Inc. of Phoenix, Arizona. Previous bank regulatory and management positions include a four-year term as Commissioner of Banks and Chairman of the Minnesota Commerce Commission from 1979 to 1983 and Senior Vice-President and Chief Financial Officer of the Federal Reserve Bank of Minneapolis, Minnesota through 1983.

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

Thomas H. Gose has served as a Director of the Company since February 1989, as Secretary from 1992 through March 1997 and as Assistant Secretary since March 1997. He had been a member of the Audit and Nominations Committees since May 2001. During 2002 Mr. Gose resigned from the Audit Committee. Mr. Gose served as President and Director of the Company's former subsidiary ExproFuels, Inc. from 1994 through 1999. Since October 2000 he has served as President of NEOgas Inc., a Houston based subsidiary of NEOppg International Ltd. NEOgas develops and markets technologies to transport and deliver compressed natural gas to markets with stranded gas production or stranded customer bases. He formerly served as Director, CEO and President of Retamco Operating, Inc., (a large shareholder of the Company) its predecessors and affiliates from 1987 to 1999. Thomas H. Gose is the son of Stephen M. Gose, Jr.

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

Each of the Directors listed above has been elected by the shareholders to serve until his successor is duly elected. In May 2001 the shareholders of the Company approved the adoption of a classified board. The board is structured with three classes of directors, Classes A, B and C, each having two directors with current terms expiring in the years 2005, 2003 and 2004, respectively. Directors elected at the May 2002 annual meeting and later meetings serve full three-year terms.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Information: The following table contains certain information for the past three years with respect to the chief executive officer and those executive officers of the Company with total annual salary and bonuses exceeding $100,000:

SUMMARY COMPENSATION TABLE

Other Annual	All Other
Salary	Bonus	Compensation	Compensation

James E. Sigmon	12/31/02	$204,697	$ 8,750	(1)	$265,354	$393
President & CEO	12/31/01	201,250	8,750	(1)	210,099	592
12/31/00	175,000	14,583	(1)	179,374	402

Roberto R. Thomae	12/31/02	126,669	5,625	-0-	177
CFO & Secretary/	12/31/01	111,250	4,792	-0-	237
Treasurer	12/31/00	100,000	8,333	-0-	161

(1) Represents income from overriding royalty interests

OPTION GRANTS IN LAST FISCAL YEAR

% of Total Options
Granted to	Exercise
# Options	Employees	Price	Expiration	Grant Date
Name	Granted	In Fiscal Year	per share	Date	Value(1)

James E. Sigmon	None	N/A	N/A	N/A	N/A
President & CEO

Roberto R. Thomae	None	N/A	N/A	N/A	N/A
CFO & Secretary/
Treasurer

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

Number of	Value of
# Shares	Value	Unexercised Options/SARs	Unexercised Options/SARs

Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable (1)

James E. Sigmon(2)	N/A	N/A	400,000	300,000	$279,500	$256,500
Roberto R. Thomae	N/A	N/A	150,000	25,000	111,250	500

(1)	Value of unexercised options calculated as the difference in the stock price at period end and the option price.
(2)

400,000 of Mr. Sigmon's unexercised options were exercisable as of December 31, 2002, and the remaining 300,000 options vest and are exercisable in specified amounts upon the Company's common stock attaining the following price levels: 100,000 shares at $10.00; 100,000 shares at $12.50 and 100,000 shares at $15.00.

COMPENSATION OF DIRECTORS

Members of the Board of Directors who serve as Executive Officers of the Company are not compensated for any services provided as a Director. Outside (non-employee) directors of the Company are paid an annual retainer of $10,000 per year upon election to the Board. Additionally, the outside directors are paid a fee of $1,000 plus reimbursement of related travel expenses for each board meeting attended. Beginning in 1997, upon assuming Director status, new outside directors have been awarded 10 year options (Directors Options) for the purchase of 75,000 shares of Company common stock at 110% of the stock's market value on the date of grant, with such options vesting in equal annual increments over their first three years of service.

EMPLOYMENT CONTRACTS

The Company has an employment agreement with its president, Mr. James E. Sigmon, which sets his salary at a minimum of $210,000 annually, and includes the grant of an overriding royalty interest equal to 1% of the Company's net revenue interest under all leases the Company has or acquires during his term as President. The agreement is cancelable with 90 days notice by the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth beneficial ownership of the Company's common stock, its only class of equity security. The percent owned is based on 20,009,716 shares outstanding and 23,039,145 fully diluted shares which includes 3,029,429 shares under options and warrants as of March 24, 2003.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning all persons known to the Company to beneficially own 5% or more if its common stock, including information filed pursuant to Rule 13d filings made available to the Company during the year.

Name and Address of		Number of Shares
Beneficial Owner		Beneficially Owned	Percent Owned

Stephen M. Gose, Jr.	(1)	1,517,877	7.57%
HCR Box 1010 Hwy 212
Roberts, Montana 59070

Thomas H. Gose	(1)	824,601	4.11%
517 Morningside
San Antonio, TX 78209

Tahoe Invest		1,200,000	6.00%
Innere Guterstrasse 4
6304 Zug
Switzerland

(1)	Please see related footnotes for each respective beneficial owner presented in the Security Ownership of Management table on the following page.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 24, 2003 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. Information provided is based on Forms 3, 4, 5, stock records of the Company and the Company's transfer agent.

			Number of Shares	Percent
	Name		Beneficially Owned	Owned

				(1)

	Stephen M. Gose, Jr.	(3) (7)	1,517,877	7.57%
	Thomas H. Gose	(7) (8)	824,601	4.11%
	James E. Sigmon	(2)	774,400	3.74%
	Michael Pint	(4)	325,000	1.62%
	Alan L. Edgar	(5)	278,433	1.38%
	Robert L. Foree, Jr.	(4)	99,100.49%
	Roberto R. Thomae	(6)	150,000.74%

	All Directors and Executive
	Officers as a group		4,006,911	18.78%

(1)	Except as otherwise noted, the Company believes that each named individual has sole voting and investment power over the shares beneficially owned.
(2)

The number of shares beneficially owned by Mr. Sigmon includes 74,400 shares owned directly and 700,000 shares of the Company's Common Stock reserved for issuance through options issued under the Company's 1995 Flexible Incentive Plan.

(3)	The number of shares beneficially owned by Mr. Stephen M. Gose, Jr. include his 100% interest, shared equally with his spouse, in 1,467,877 shares owned by Retamco Operating, Inc.
(4)

The number of shares beneficially owned by Mr. Pint and Mr. Foree each includes 75,000 shares of the Company's Common Stock reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at March 24, 2003 plus 250,000 and 24,100 respectively, of directly owned shares.

(5)

The number of shares beneficially owned by Mr. Edgar includes 95,100 shares owned directly, 133,333 shares of the Company's Common Stock reserved for issuance under 5 year warrants granted in February 2000, for services rendered prior to his election as a director and 50,000 shares reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at March 24, 2003.

(6)

The number of shares beneficially owned by Mr. Thomae includes 150,000 shares of the Company's Common Stock reserved for issuance through options issued under the Company's 1995 Flexible Incentive Plan.

(7)

The number of shares beneficially owned by Mr. Stephen M. Gose, Jr. and Mr. Thomas H. Gose each includes 50,000 shares of the Company's common stock reserved for issuance under non-qualified options issued to outside directors of the Company exercisable at March 24, 2003.

(8)	The number of shares beneficially owned by Mr. Thomas Gose include 774,601 shares owned directly.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,463,000	$2.49	139,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,463,000	$2.49	139,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 15d-14. Based upon that evaluation, which took place as of a date within 90 days of the filing of this report, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports it files with the SEC.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the above evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are being filed as part of this annual report on Form 10-K after the signature page, commencing on page F-1.

(1)		Consolidated Financial Statements:
Independent Auditors' Reports.
Balance Sheets, December 31, 2002 and December 31, 2001.
Statements of Operations, Years Ended December 31, 2002, 2001 and 2000.
Statements of Stockholders' Equity, Years Ended December 31, 2002, 2001 and 2000.
Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000.
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

** 10.8	Registrant's Certificate of Incorporation of The Exploration Company of Delaware, Inc., filed as Appendix B of the registrant's definitive Proxy Statement, dated January 12, 1999.
** 10.9

Registrant's Certificate of Amendment of Certificate of Incorporation of The Exploration Company of Delaware, Inc., filed as Appendix C of the registrant's definitive Proxy Statement, dated January 12, 1999.

** 10.10	Registrant's Bylaws of The Exploration Company of Delaware, Inc., filed as Appendix D of the registrant's definitive Proxy Statement, dated January 12, 1999.
** 10.11

Registrant's Rights Agreement, filed as Exhibit 4.1 of the registrants Form 8-K, dated June 29, 2000 which includes: as Exhibit A thereto, the Certificate of Designation of Series A Junior Participating Preferred Stock; as Exhibit B thereto, Form of Right Certificate; as Exhibit C thereto, Summary of Rights to Purchase Preferred Shares.

10.12	Loan Agreement dated March 4, 2002, between The Exploration Company and Hibernia National Bank filed herewith.
10.13	First Amendment to Loan Agreement dated December 13, 2002 between The Exploration Company and Hibernia National Bank filed herewith.
** 10.14

Registrant's Certificate of Amendment of Certificate of Incorporation of The Exploration Company of Delaware, Inc., filed as Appendix B of the registrant's definitive Proxy Statement, dated May 25, 2001.

** 10.15	Registrant's Amendment to its Flexible Incentive Plan, filed as Proposal IV of the registrants definitive Proxy Statement, dated May 25, 2001.
** 10.16	Registrant's Audit Committee Charter filed as Appendix A of the registrant's definitive Proxy Statement, dated May 25, 2001.
99.1	Certification of Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.2	Certification of Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

**	Previously filed

(B) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended Dec. 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EXPLORATION COMPANY OF DELAWARE, INC.

Registrant

March 28, 2003	By: /s/ James E. Sigmon

James E. Sigmon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen M. Gose, Jr	Chairman of the Board of Directors	March 28, 2003

Stephen M. Gose, Jr.

/s/ Thomas H. Gose	Director and Assistant Secretary	March 28, 2003

Thomas H. Gose

/s/ James E. Sigmon	President and Director	March 28, 2003

James E. Sigmon	(Principal Executive Officer)

/s/ Michael J. Pint	Director	March 28, 2003

Michael J. Pint

/s/ Robert L. Foree, Jr	Director	March 28, 2003

Robert L. Foree, Jr.

/s/ Alan L. Edgar	Director	March 28, 2003

Alan L. Edgar

/s/ Roberto R. Thomae	Chief Financial Officer	March 28, 2003

Roberto R. Thomae	Vice-President-Finance
Secretary/Treasurer
(Principal Accounting Officer)

Form of Sarbanes-Oxley Section 302(a) Certification

I, James E. Sigmon, certify that:

1.	I have reviewed this annual report on Form 10-K of The Exploration Company of Delaware, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

i)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	ii)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	iii)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ James E. Sigmon

James E. Sigmon
Chief Executive Officer

Form of Sarbanes-Oxley Section 302(a) Certification

I, Roberto R. Thomae, certify that:

1.	I have reviewed this annual report on Form 10-K of The Exploration Company of Delaware, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

i)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	ii)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	iii)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Roberto R. Thomae

Roberto R. Thomae
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Exploration Company of Delaware, Inc. and Subsidiaries
San Antonio, Texas

We have audited the consolidated balance sheets of The Exploration Company of Delaware, Inc. and Subsidiaries (collectively referred to as "The Exploration Company" or "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Exploration Company as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with U. S. generally accepted accounting principles.

We have also audited Schedule II of The Exploration Company for the years ended December 31, 2002, 2001 and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

AKIN, DOHERTY, KLEIN & FEUGE, P.C.
San Antonio, Texas
March 4, 2003

THE EXPLORATION COMPANY Consolidated Balance Sheets	December 31

	2002	2001

Assets

Current Assets:
Cash and equivalents	$ 2,333,688	$ 2,019,164
Accounts receivable:
Joint interest owners	744,395	472,146
Oil and gas production	4,373,875	1,470,497
Prepaid expenses and other	503,176	273,603

Total current assets	7,955,134	4,235,410

Property and Equipment, net - successful efforts method of accounting for oil and gas properties	39,327,867	19,893,740

Other Assets:
Deferred tax asset	5,232,718	5,232,718
Other	520,600	481,564

Total other assets	5,753,318	5,714,282

Total Assets	$53,036,319	$29,843,432

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY Consolidated Balance Sheets	December 31

	2002	2001

Liabilities And Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$ 6,871,724	$ 4,122,669
Due to joint interest owners	1,894,144	1,368,785
Current portion of long-term debt	1,073,773	298,410

Total current liabilities	9,839,641	5,789,864

Long-term debt, net of current portion	6,143,458	563,767

Minority interest in consolidated subsidiaries	82,846	433,105

Stockholders' Equity:
Preferred stock; authorized 10,000,000 shares, issued and outstanding -0- shares Deferred tax asset
Common stock, par value $0.01 per share; authorized 50,000,000 shares; issued 20,109,516 and 17,496,849 shares, outstanding 20,009,716 and 17,397,049	201,095	174,968
Additional paid-in capital	58,216,504	44,017,983
Accumulated deficit	(21,201,218)	(20,890,248)
Less treasury stock, at cost, 99,800 shares	(246,007)	(246,007)

Total stockholders' equity	36,970,374	23,056,696

Total Liabilities and Stockholders' Equity	$53,036,319	$29,843,432

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY Consolidated Statements of Operations
	Years Ended December 31

	2002	2001	2000

Revenues
Oil and gas sales	$16,049,798	$13,350,699	$13,841,138
Pipeline operations	2,596,955	-	-
Other operating income	311,611	408,221	520,219

	18,958,364	13,758,920	14,361,357

Costs and Expenses
Lease operations	4,238,921	2,406,688	1,157,291
Production taxes	973,078	959,143	990,789
Exploration expenses	1,567,098	2,986,036	3,056,466
Impairment and abandonments	1,246,495	2,652,705	3,126,715
Pipeline operations	2,467,554	-	-
Depreciation, depletion and amortization	6,500,625	3,201,517	2,711,605
General and administrative	2,025,440	1,481,284	1,501,645

Total costs and expenses	19,019,211	13,687,373	12,544,511

Income (loss) from operations	(60,847)	71,547	1,816,846

Other Income (Expense)
Interest income	46,663	188,061	232,386
Interest expense	(273,213)	(128,373)	(179,036)
Loan fee amortization	(14,507)	-	(12,000)

	(241,057)	59,688	41,350

Income (loss) before income taxes and minority interest	(301,904)	131,235	1,858,196
Minority interest in income of subsidiaries	(84,066)	(106,518)	(238,061)

Income (loss) before income taxes	(385,970)	24,717	1,620,135
Income tax benefit (expense), net	75,000	(75,000)	5,141,800

Net Income (Loss)	$ (310,970)	$ (50,283)	$ 6,761,935

Earnings (Loss) Per Share
Basic	$ (0.016)	$ (0.003)	$ 0.392
Diluted	(0.016)	(0.003)	0.390

Weighted average number of common shares outstanding:
Basic	19,080,847	17,441,242	17,242,326
Diluted	19,080,847	17,441,242	17,343,957

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Accumulated	Treasury

	Shares	Amount	Capital	Deficit	Stock	Total

Balance at December 31, 1999	15,938,516	$159,385	$40,651,444	$(27,601,900)	$ -	$13,208,929

Issuance of common stock for cash, net of expenses of $189,752	1,333,333	13,333	2,796,914	-	-	2,810,247
Issuance of common stock in exchange for oil and gas properties	150,000	1,500	439,125	-	-	440,625
Common stock warrants exercised	50,000	500	99,500	-	-	100,000
Net income for the year	-	-	-	6,761,935	-	6,761,935

Balance at December 31, 2000	17,471,849	174,718	43,986,983	(20,839,965)	-	23,321,736

Common stock options exercised	25,000	250	31,000	-	-	31,250
Purchases of treasury stock, at cost					(246,007)	(246,007)
Net loss for the year	-	-	-	(50,283)	-	(50,283)

Balance at December 31, 2001	17,496,849	174,968	44,017,983	(20,890,248)	(246,007)	23,056,696

Common stock options exercised	113,000	1,130	171,625	-	-	172,755
Issuance of common stock for cash, -net of expenses of $946,112	2,499,667	24,997	14,026,896	-	-	14,051,893
Net loss for the year	-	-	-	(310,970)	-	(310,970)

Balance at December 31, 2002	20,109,516	$201,095	$58,216,504	$(21,201,218)	$(246,007)	$36,970,374

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY Consolidated Statements of Cash Flows
	Years Ended December 31

	2002	2001	2000

Operating Activities
Net income (loss)	$ (310,970)	$ (50,283)	$6,761,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	-	-	(5,232,718)
Depreciation, depletion and amortization	6,500,625	3,201,517	2,711,605
Impairments and abandonments	1,246,495	2,652,705	3,126,715
Minority interest in income of subsidiaries	84,066	106,518	238,061
Changes in operating assets and liabilities:
Receivables	(3,175,627)	1,462,023	(1,465,530)
Prepaid expenses and other	(229,573)	(46,687)	(104,441)
Accounts payable and accrued expenses	3,274,414	1,238,229	494,211

Net cash provided by operating activities	7,389,430	8,564,022	6,529,838

Investing Activities
Purchases of property and equipment	(27,381,247)	(13,675,327)	(6,447,962)
Proceeds from sale of oil and gas properties	200,000	2,005,133	-
Changes in minority interests	(434,325)	(108,902)	-
Other changes	(39,036)	(116,007)	8,843

Net cash (used) by investing activities	(27,654,608)	(11,895,103)	(6,439,119)

Financing Activities
Proceeds from long-term debt	7,439,915	153,231	1,173,642
Payments on long-term debt	(1,084,861)	(486,244)	(1,658,386)
Issuances of common stock, net of expenses	14,224,648	31,250	2,910,247
Purchases of treasury stock	-	(246,007)	-

Net cash provided (used) by financing activities	20,579,702	(547,770)	2,425,503

Change in Cash and Equivalents	314,524	(3,878,851)	2,516,222

Cash and Equivalents at Beginning of Year	2,019,164	5,898,015	3,381,793

Cash and Equivalents at End of Year	$2,333,688	$2,019,164	$5,898,015

Supplemental Disclosures:
Cash paid for interest	$ 273,213	$ 128,373	$ 179,036
Cash paid for income taxes	-	75,000	62,497
Common stock issued for leasehold acquisition	-	-	440,625

See notes to audited consolidated financial statements.

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: The Exploration Company of Delaware, Inc., d.b.a. The Exploration Company ("TXCO" or "Company") is an independent energy company engaged in the acquisition, exploration, development and production of oil and gas properties. The Company's primary focus is on developing oil and gas reserves on properties located in Texas. The Company also owns properties in South Dakota, North Dakota and Montana.

Consolidation: The financial statements include the accounts of the Company and its majority-owned subsidiaries. The subsidiaries own and operate a gas gathering system which is utilized by the Company for delivery of natural gas from its Texas properties. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition: The Company recognizes oil and gas revenue from its interest in producing wells as the oil and gas is sold to third parties. Pipeline revenues are recognized upon delivery of the product to third parties.

Cash and Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash and equivalents.

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $27,000 at December 31, 2002 and December 31, 2001. The Company normally does not charge interest on accounts receivable. The allowance for doubtful accounts is generally determined based on the Company's historical losses, as well as a review of certain accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

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

Depreciation, depletion and amortization ("DD&A") of oil and gas properties is computed using the unit-of-production method based upon recoverable reserves as determined by the Company's independent reservoir engineers. Depletion of coalbed methane properties begins following the dewatering phase of each coalbed methane project. Oil and gas properties are periodically assessed for impairment. If the unamortized capitalized costs of proved properties are in excess of the undiscounted future cash flows before income taxes, the property is impaired. Future cash flows are determined based on management's best estimate and may consider changes in prices for the product as considered most likely to occur in future periods. Unproved properties are also evaluated periodically and if the unamortized cost is in excess of estimated fair value an impairment is recognized.

Other Property and Equipment: Transportation and other equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

Federal Income Taxes: The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings (Loss) Per Share: Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation adds to the weighted average number of common shares outstanding the incremental shares that would have been outstanding assuming the exercise of dilutive stock options.

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

Use of Estimates: The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes used to calculate depreciation, depletion and amortization and the related present value of estimated future net cash flows used to review for impairment of proved oil and gas properties similarly, evaluations for impairment of unproved oil and gas properties are subject to numerous uncertainties including estimates of future recoverable reserves and commodity price outlooks.

Accounting for Stock Based Compensation: At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in the Stockholders' Equity footnote. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the year ended December 31:

	2002	2001	2000

Net income (loss) as reported	$(310,970)	$(50,283)	$6,761,935

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(241,109)	(307,520)	(520,230)

Pro forma earnings (loss)	$(552,079)	$(357,803)	$6,241,705

Earnings (loss) per common share:
Basic, as reported	$ (0.016)	$ (0.003)	$ 0.392
Basic, pro forma	(0.029)	(0.021)	0.362
Diluted, as reported	(0.016)	(0.003)	0.390
Diluted, pro forma	(0.029)	(0.021)	0.360

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Recent Accounting Pronouncements: In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Revision of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13 and Technical Corrections". This Statement changes the presentation and reporting of extinguishments of debt on the Statement of Operations. The required adoption of this Statement in 2003 by the Company is not expected to have a material impact on its operating results or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value and only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". This Statement provides guidance and transition rules for those companies electing to change their method of accounting for stock-based compensation. However, the statement does not require the change in accounting, and TXCO has elected to continue reporting stock-based compensation following SFAS No. 123 and Accounting Principles Board Opinion No. 25. SFAS No. 148 also requires certain enhanced disclosures regarding stock-based compensation, and such disclosures have been included in these footnotes to the financial statements.

Reclassifications: Certain amounts for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2002	2001

Oil and gas properties	$56,994,583	$31,277,727
Other property and equipment	1,407,171	707,532

Total Property and Equipment	58,401,754	31,985,259
Accumulated depreciation, depletion and amortization	(17,585,395)	(11,230,206)
Reserve for impairment on unproved properties	(1,488,492)	(861,313)

Net Property and Equipment	$39,327,867	$19,893,740

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2002	2001

Note payable to a financial institution under Bank Credit Facility (see below), with interest at prime, monthly payments of interest only, with final payment due in 2005, and collateralized by accounts receivable and certain oil and gas properties.	$5,800,000	$ -

Note payable to financing companies, with interest at 12.61%, due in monthly installments of $22,404, with final payment in 2005, and collateralized by compressor equipment	540,885	728,435

Note payable to financing companies, with interest at 11.85%, due in monthly installments of $834, with final payment in 2005, and collateralized by office equipment.	20,931	27,992

Installment notes to insurance company, with interest from 5.25% to 8.75%, due in current monthly installments of $17,025 with final payment in 2003, and unsecured.	214,240	84,855

Note payable to a vendor, due in monthly installments of $320,588, with final payment in 2003.	641,175	-

Note payable to financing companies, with interest at 22.96%, due in monthly installments of $1,965, with final payment in 2002, and collateralized by office equipment.	-	20,895

Total long-term debt	7,217,231	862,177

Less current portion	(1,073,773)	(298,410)

Long-term portion of debt	$6,143,458	$ 563,767

The following is a schedule of principal maturities of long-term debt as of December 31, 2002:

Year Ended December 31,	Amount

2003	$1,073,773
2004	247,484
2005	5,895,974

	$7,217,231

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE C - LONG-TERM DEBT - continued

Bank Credit Facility: On March 4, 2002 the Company entered into a $25 million oil and gas reserve based Revolving Credit Facility (the Facility) with Hibernia National Bank providing a credit line with an initial borrowing base set at $5 million. The borrowing base was subsequently increased to $13 million as of September 30, 2002, with quarterly reductions of $1 million. At December 31, 2002, the borrowing base was $12 million with an outstanding balance of $5.8 million, resulting in an unused borrowing base of $6.2 million. Interest is payable monthly, with principal due at maturity in March 2005. Uses of proceeds are for the acquisition and development of oil and gas properties and general corporate working capital purposes. The Facility provides the lender with semiannual scheduled redeterminations at mid-year and each subsequent anniversary date. The facility provides for two unscheduled redeterminations per year at the Company's discretion. Borrowings under the Facility are secured by a first priority mortgage covering the Company's working and other interests in the majority of its oil and gas leases. The interest rate under the facility will initially be based on the Wall Street Journal Prime Rate plus applicable margin. A Eurodollar Rate plus applicable margin may be utilized at the election of the Company. The interest rate at December 31, 2002, is 4.25%. The Facility also provides the lender with a commitment fee equal to 0.5% per annum on the unused borrowing base. The Facility contains certain financial covenants and other negative restrictions, which are customary for similar credit facilities. The Company is in compliance with all such covenants and negative restrictions.

Subsequent Installment Obligation: In January, 2003, the Company entered into an unsecured installment obligation related to additions to its oil and gas properties. Imputed interest due on the obligation is 4.25% per annum. Payments are due in two installments of $1,406,421 each in January 2004 and 2005.

NOTE D - STOCKHOLDERS' EQUITY

Preferred Stock: The Company has authorized 10,000,000 shares of preferred stock, none of which has been issued at December 31, 2002. Terms of the stock have not been established by the Board of Directors.

Private Placement: In May 2002, the Company closed the sale through a private placement of 2,499,667 shares of restricted common stock at a price of $6.00 per share to a group of 10 institutional investors. The Company raised $14,051,893, net of offering costs of $946,112, to be used for oil and gas property acquisition and development, and for general corporate purposes. Pursuant to the placement agreement, the Company filed a Form S-3 Registration Statement dated June 6, 2002, covering the issued shares on behalf of the investors.

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

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE D - STOCKHOLDERS' EQUITY-continued

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

Unless redeemed by TXCO earlier, the Rights will expire on June 29, 2010. The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2002.

Stock Repurchase: On June 27, 2001, the Company's Board of Directors approved a common share buyback program to purchase up to $2 million of the Company's common shares in the open market or privately negotiated treasury purchases. The timing and amount of these stock repurchases are determined at the discretion of management. During 2001, the Company purchased 99,800 shares of its common stock at a cost of $246,007 under this program. The Company did not purchase any common stock under this program during 2002.

Stock Based Employee Compensation Plan: The Company grants options to its officers, directors, and key employees under its 1995 Flexible Incentive Plan (The "Plan"), as amended. The Plan, as amended, is authorized to grant options to management, directors, and key employees for up to 1,700,000 shares of the Company's common stock. All options granted have ten year terms that vest and become fully exercisable based on the specific terms imposed at the date of grant.

Pro forma information included in Note A regarding net income and earnings per share as required by SFAS No. 123 is computed using a Black-Scholes option pricing model. The fair value for these options was estimated at the date of grant with the following weighted-average assumptions as of the year ended December 31:

	2002	2001	2000

Risk-free interest rate	3.12%	4.40%	5.11%
Expected dividend yield	0%	0%	0%
Expected volatility of common stock	.90	.79	.67
Expected weighted-average life of option	4 years	5 years	5 years

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

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE D - STOCKHOLDERS' EQUITY-continued

A summary of the status of the Company's stock option activity and related information is as follows:

	Shares	Wt.-Avg. Exercise Price	Wt.-Avg. Fair Value of Options Granted	Exercisable at End of Period

Outstanding at December 31, 1999	1,208,800	2.66		389,800

Granted	375,000	2.98	$1.39
Exercised	-
Forfeited	(150,000)	6.60

Outstanding at December 31, 2000	1,433,800	2.33		526,800

Granted	205,000	2.96	$1.82
Exercised	(25,000)	1.25
Forfeited	(9,800)	3.91

Outstanding at December 31, 2001	1,604,000	2.43		649,000

Granted	-	-	N/A
Exercised	(113,000)	1.53
Forfeited	(28,000)	2.96

Outstanding at December 31, 2002	1,463,000	2.49		999,500

The following table summarizes information about the options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding	Wt.-Avg. Remaining Contractual Life	Wt.-Avg. Exercise Price	Number Exercisable	Wt.-Avg. Exercisable Price

$0.98	25,000	5.83 years	$0.98	25,000	$0.98
1.25	8,000	5.68 years	1.25	8,000	1.25
2.12	728,000	5.64 years	2.12	428,000	2.12
2.62	50,000	3.68 years	2.62	50,000	2.62
2.75	100,000	2.12 years	2.75	100,000	2.75
2.78	75,000	7.40 years	2.78	50,000	2.78
2.96	177,000	8.59 years	2.96	88,500	2.96
3.09	300,000	6.08 years	3.09	250,000	3.09

	1,463,000		$2.49	999,500	$2.53

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE D - STOCKHOLDERS' EQUITY-continued

Stock Warrants: The following is a summary of warrants outstanding at December 31, 2002:

Purpose of Warrants	Number of Shares	Range of Prices	Wt.-Avg. Exercise Price	Wt.-Avg. Remaining Contracutal Life

Convertible notes and equity financing (convertible notes subsequently paid in full)	1,566,429	$2.88 - $6.00	$3.06	2 years

NOTE E - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation:

			Income	Per Share
		Shares	(Loss)	Amount

Year Ended December 31, 2002:
Basic EPS:
Net income		19,080,847	$ (310,970)	$(0.016)
Effect of dilutive options		-	-	-

Dilutive EPS		19,080,847	$ (310,970)	$(0.016)

Year Ended December 31, 2001:
Basic EPS:
Net income		17,441,242	$ (50,283)	$(0.003)
Effect of dilutive options		-	-	-

Dilutive EPS		17,441,242	$ (50,283)	$(0.003)

Year Ended December 31, 2000:
Basic EPS:
Net income		17,242,326	$6,761,935	$ 0.392
Effect of dilutive options		101,631	-	(0.002)

Dilutive EPS		17,343,957	$6,761,935	$ 0.390

The 2002 and 2001 loss per share does not include the effect of options and warrants as their impact would be antidilutive.

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE F - OPERATING LEASES

The Company leases its primary office space through August, 2007 and certain oil field equipment through November, 2006. The Company incurred rent expense of $170,000 in 2002, $146,000 in 2001 and $133,000 in 2000. Future minimum rentals under all noncancelable leases are as follows:

Year Ended December 31,	Amount

2003	$300,000
2004	303,000
2005	307,000
2006	307,000
2007	179,000

NOTE G - INCOME TAXES

The tax benefit in 2002 resulted from a reversal of the current expense recorded in 2001 due to certain changes in the federal income tax regulations enacted in March, 2002. The components of the Company's income taxes were as follows for the years ended December 31:

	2002	2001	2000

Current federal tax benefit (expense)	$75,000	$(75,000)	$ (90,918)

Deferred federal tax benefit (expense)	-	-	5,232,718

Income tax benefit (expense)	$75,000	$(75,000)	$5,141,800

The following items give rise to the deferred tax assets and liabilities:

	2002	2001

Deferred tax assets:
Tax net operating loss carryforwards	$4,600,000	$4,860,000
Impairment of oil and gas properties	3,400,000	3,010,000

Net deferred tax assets	8,000,000	7,870,000

Less valuation allowance	(2,767,282)	(2,637,282)

Deferred income tax asset recorded	$5,232,718	$5,232,718

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE G - INCOME TAXES - continued

The Company's available net operating loss carryforwards ("NOLs") of approximately $13,600,000 ($4,600,000 tax benefit) at December 31, 2002, expire from 2008 to 2019. Realization of deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has a valuation allowance of $2,761,282 against the carryforwards at December 31, 2002. Although realization is not assured for the remaining deferred tax asset, the Company believes it is more likely than not that they will be realized through future taxable earnings. However, the net deferred tax assets could be reduced further if the Company's estimate of taxable income in future periods is significantly reduced.

The differences between the expected federal income taxes and the Company's actual taxes are as follows:

		2002	2001		2000

	Expected federal tax benefit (expense)	$131,000	$ (3,700)		$ (551,000)
	Change in valuation allowance	-	(730,000)		6,388,718
	Other changes	(56,000)	658,700		(695,918)

	Net tax benefit (expense)	$ 75,000	$ (75,000)		$5,141,800

NOTE H - MAJOR CUSTOMERS

Sales to unrelated entities which individually comprised greater than 10% of total oil and gas sales are as follows:

	A	B	C	D	E

Year ended December 31, 2002	42%	18%	25%	11%	-
Year ended December 31, 2001	-	30%	57%	-	< 10%
Year ended December 31, 2000	-	28%	26%	-	18%

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE I - OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Capitalized Costs and Costs Incurred Relating to Oil and Gas Activities

The Company's investment in oil and gas properties is as follows at December 31:

	2002		2001

Proved properties	$38,733,563		$18,730,849
Less accumulated depreciation, depletion and amortization	(17,025,745)		(10,849,797)

Net proved properties	21,707,818		7,881,052

Unproved properties:
Coalbed methane properties	7,009,569		5,962,313
Drilling in-progress	4,298,087		859,195
Oil and gas leasehold acreage	6,953,364		5,725,370

Total unproved properties	18,261,020		12,546,878
Less reserve for impairment	(1,488,492)		(861,313)

Net unproved properties	16,772,528		11,685,565

Net capitalized cost	$38,480,346		$19,566,617

A reserve for impairment on the Company's proved properties, previously reported as separate line item on the above schedule, has been reclassified in 2001 to adjust the proved property cost to its new basis after consideration of the impairment.

Costs incurred, capitalized, and expensed in oil and gas producing activities are as follows for the years ended December 31:

	2002	2001	2000

Property acquisition costs, unproved	$ 5,866,791	$ 1,627,967	$ 2,319,285
Property development and exploration costs:
Conventional oil and gas properties	14,117,482	11,168,228	5,039,101
Coalbed methane properties	1,047,256	4,880,853	1,081,460
Gathering system	5,649,181	94,270	1,347,505
Depreciation, depletion and amortization	6,306,511	3,040,932	2,625,924
Depletion per equivalent Mcf of production	1.44	1.02	.79

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

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

The Company has not yet established any reserves related to its coalbed methane properties in the tables below. This project is still in the dewatering phase, which must be completed before economic quantities of natural gas production may be realized and reserves estimated. Changes in estimated net quantities of conventional oil and gas reserves, all of which are located within the United States, are as follows for the years ended December 31:

	2002	2001	2000

Proved developed and undeveloped reserves:
Natural gas (Mcf):
Beginning of year	10,976,000	4,532,000	5,823,000
Extensions and discoveries	5,103,000	8,664,000	2,126,000
Reserves purchased	-	-	-
Production	(2,487,000)	(2,673,000)	(2,965,000)
Revisions of previous estimates	1,083,000	453,000	(452,000)

End of year	14,675,000	10,976,000	4,532,000

Crude Oil (Bbls):
Beginning of year	294,000	183,000	93,000
Extensions and discoveries	600,000	66,000	5,000
Reserves purchased	674,000	-	-
Production	(314,000)	(50,000)	(60,000)
Revisions of previous estimates	225,000	95,000	145,000

End of year	1,479,000	294,000	183,000

Proved developed reserves
Natural gas (Mcf):
Beginning of year	5,102,000	4,532,000	5,823,000
End of year	6,213,000	5,102,000	4,532,000

Crude Oil (Bbls):
Beginning of year	133,000	183,000	93,000
End of year	988,000	133,000	183,000

THE EXPLORATION COMPANY
Notes to Audited Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE I - OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES - continued

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved developed and undeveloped oil and gas reserves. Prices used to determine future cash inflows were based on the respective year end weighted average sales prices utilized for the Company's proved developed reserves which were $4.90, $2.72 and $11.04 per Mcf of gas and $28.71, $17.70 and $25.67 per barrel of oil as of December 31, 2002, 2001 and 2000. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's reserves and the tax basis of proved oil and gas properties and available operating losses and temporary differences. The standard measure is as follows for the years ended December 31:

2002		2001	2000

Future cash inflows	$114,337,000	$35,359,000	$54,747,000
Future production and development costs	(49,207,000)	(16,331,000	(10,516,000)

Future net cash inflows before income tax	65,130,000	19,028,000	44,231,000
Future income tax expense	(10,400,000)	-	(6,045,000)

Future net cash flows	54,730,000	19,028,000	38,186,000
10% annual discount to reflect timing of net cash flows	(16,583,000)	(5,045,000)	(6,226,000)

Standardized measure of discounted future net cash flows relating to proved reserves	$ 38,147,000	$13,983,000	$31,960,000

The principal factors comprising the changes in the standardized measure of discounted future net cash flows is as follows for the years ended December 31:
	2002	2001	2000

Standardized measure, beginning of year	$13,983,000	$31,960,000	$10,099,000
Extensions and discoveries	27,024,000	8,505,000	5,936,000
Reserves purchased	4,645,000	-	-
Sales and transfers, net of production costs	(10,838,000)	(9,985,000)	(11,693,000)
Revisions in quantity and price estimates	11,966,000	(15,881,000)	31,208,000
Net change in income taxes	(7,235,000)	2,580,000	(2,580,000)
Accretion of discount	(1,398,000)	(3,196,000)	(1,010,000)

Standardized measure, end of year	$38,147,000	$13,983,000	$31,960,000

THE EXPLORATION COMPANY
Schedule II - Valuation and Qualifying Reserves

	Balance Beginning of Period	Charged to Costs and Expense	Deductions	Balance End of of Period

Year Ended December 31, 2002
Allowance for doubtful accounts, trade accounts	$ 27,000	$ -	$ -	$ 27,000
Impairment of oil and gas properties	861,313	627,179	-	1,488,492
Deferred tax asset valuation allowance	2,637,282	130,000	-	2,767,282

Year Ended December 31, 2001
Allowance for doubtful accounts, trade accounts	$ 27,000	$ -	$ -	$ 27,000
Impairment of oil and gas properties	2,085,351	2,627,705	(3,851,743)	861,313
Deferred tax asset valuation allowance	1,907,282	730,000	-	2,637,282

Year Ended December 31, 2000
Allowance for doubtful accounts, trade accounts	$ 27,000	$ -	$ -	$ 27,000
Impairment of oil and gas properties	481,477	1,603,874	-	2,085,351
Deferred tax asset valuation allowance	8,296,000	-	(6,388,718)	1,907,282