Form 10-Q
period 2004-03-31
EXPLORATION CO OF DELAWARE INC
filed 2004-05-10
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended	Commission File No.
March 31, 2004	0-9120

THE EXPLORATION COMPANY OF DELAWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	84-0793089
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
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

YES [X]	NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2004.

Common Stock $0.01 par value	23,381,145
(Class of Stock)	(Number of Shares)

For more information and a print friendly version of this document go to www.txco.com.

Total number of pages is 15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2004	December 31, 2003

Assets

Current Assets:
Cash and equivalents	$ 4,861,107	$ 6,180,560
Accounts receivable, net	6,127,783	4,837,965
Prepaid expenses	351,614	718,853

Total Current Assets	11,340,504	11,737,378

Property and Equipment, net - successful efforts method of accounting for oil and gas properties	69,504,919	66,155,827

Other Assets:
Deferred tax asset	5,232,718	5,232,718
Other assets	1,079,781	1,080,290

Total Other Assets	6,312,499	6,313,008

	$87,157,922	$84,206,213

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2004	December 31, 2003

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, trade	$ 8,181,343	$ 8,186,705
Other payables and accrued liabilities	5,042,306	3,709,016
Undistributed revenue	692,898	416,399
Current portion of long-term debt	2,154,810	1,752,286

Total Current Liabilities	16,071,357	14,064,406

Long-term Liabilities:
Long-term debt, net of current portion	12,509,058	15,425,598
Redeemable preferred stock, Series B (redemption value - $16 million)	10,342,867	10,135,335
Accrued dividends - preferred stock	97,731	57,732
Asset retirement obligation	1,581,100	1,537,600

Total Long-Term Liabilities	24,530,756	27,156,265

Minority Interest in Consolidated Subsidiaries	203,357	193,441

Stockholders' Equity:
Preferred stock, Series A; authorized 10,000,000 shares issued and outstanding -0- shares	-	-
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 23,480,945 and 22,242,849 shares, outstanding 23,381,145 and 22,143,049 shares	234,809	222,428
Additional paid-in capital	67,455,074	63,976,021
Accumulated deficit	(21,091,424)	(21,160,341)
Less treasury stock, at cost, 99,800 shares	(246,007)	(246,007)

Total Stockholders' Equity	46,352,452	42,792,101

Total Liabilities and Stockholders' Equity	$87,157,922	$84,206,213

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Revenues
Oil and gas sales	$ 6,155,182	$5,882,716
Gas gathering operations	5,208,893	3,208,385
Other operating income	3,322	(3,228)

Total revenues	11,367,397	9,087,873

Costs and Expenses
Lease operations	1,247,386	1,074,349
Production taxes	386,580	368,404
Exploration expenses	174,397	375,031
Impairment and abandonments	516,900	339,075
Gas gathering operations	4,894,134	3,597,236
Depreciation, depletion and amortization	2,335,297	1,673,319
General and administrative	1,005,621	776,106

Total costs and expenses	10,560,315	8,203,520

Income from Operations	807,082	884,353

Other Income (Expense)
Interest income	3,924	4,605
Interest expense	(729,993)	(106,441)
Loan fee amortization	(5,256)	(4,401)

	(731,325)	(106,237)

Income before income taxes, minority interest
and cumulative effect of change in accounting principle	75,757	778,116

Minority interest in income of subsidiaries	18,160	20,419

Income before income taxes and cumulative effect of change in
accounting principle	93,917	798,535
Income tax expense	(25,000)	-
Cumulative effect of change in accounting principle, net of tax	-	(74,000)

Net Income	$ 68,917	$ 724,535

Earnings Per Share
Basic earnings before cumulative effect of change in
accounting principle	$0.003	$0.040
Cumulative effect of change in accounting principle	-	0.004

Basic earnings per share	$0.003	$0.036

Diluted earnings before cumulative effect of change in
accounting principle	$0.003	$0.040
Cumulative effect of change in accounting principle	-	0.004

Diluted earnings per share	$0.003	$0.036

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Operating Activities
Net income	$ 68,917	$ 724,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,335,297	1,673,319
Impairment and abandonments	516,900	339,075
Minority interest in income of subsidiaries	(18,160)	(20,419)
Cumulative effect of change in accounting principle	-	74,000
Non-cash interest expense and accretion of liability - redeemable preferred stock	567,532	-
Changes in operating assets and liabilities:
Receivables	(1,289,818)	(1,356,843)
Prepaid expenses and other	367,239	(296,797)
Accounts payable and accrued expenses	1,284,426	5,203,627

Net cash provided by operating activities	3,832,333	6,340,497

Investing Activities
Development and purchases of oil and gas properties	(6,125,299)	(10,405,829)
Purchase of other equipment	(31,978)	(128,271)
Changes in minority interests	28,075	21,748

Net cash used by investing activities	(6,129,202)	(10,512,352)

Financing Activities
Proceeds from issuance of common stock, net of expenses	3,491,433	-
Proceeds from long-term debt obligations	-	2,700,000
Payments on long-term debt obligations	(1,050,000)	(812,944)
Proceeds from installment obligations	-	2,644,671
Payments on installment obligations	(1,464,017)	-

Net cash provided by financing activities	977,416	4,531,727

Change in Cash and Equivalents	(1,319,453)	359,872

Cash and equivalents at beginning of period	6,180,560	2,333,688

Cash and Equivalents at End of Period	$ 4,861,107	$ 2,693,560

See notes to consolidated financial statements

THE EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of The Exploration Company ("TXCO" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the December 31, 2003 audited consolidated financial statements contained in the Company's annual report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.

2. Common Stock and Basic Income Per Share

As of March 31, 2004, the Company had outstanding and exercisable warrants and options to purchase 2,011,333 shares of common stock at prices ranging from $0.98 to $6.00 per share. The warrants and options expire at various dates through August 2013.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation:

	Shares	Income	Per Share Amount

Three Months Ended March 31, 2004
Basic EPS:
Net income	22,885,000	$ 68,917	$0.003
Effect of dilutive options	1,060,231	-	-

Dilutive EPS	23,945,231	$ 68,917	$0.003

Three Months Ended March 31, 2003
Basic EPS:
Net income before cumulative effect of change in accounting principle	20,009,716	$798,535	$0.040
Cumulative effect of change in accounting principle	-	(74,000)	0.004

Net income	20,009,716	724,535	0.036
Effect of dilutive options	277,081	-	-

Dilutive EPS	20,286,797	$724,535	$0.036

3. Income Taxes

The Company has recorded a deferred tax asset for the amount expected to be realized through taxable earnings. In determining taxable earnings, the Company uses income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. Total income tax expense is computed based on the Company's estimated annualized federal income tax for the year, considering the impact of any change in the amount of deferred tax asset. The Company does not expect to incur regular income tax for 2004 operations due to the availability of net operating loss carryforwards. However, we expect to incur corporate alternative minimum taxes, and for the three months ended March 31, 2004, recorded an expense of $25,000.

4. Long-Term Debt

Bank Credit Facility: The Company has a $25 million oil and gas reserve based Revolving Credit Facility with Hibernia National Bank (the "Facility" or "Credit Facility" or "Lender"). At March 31, 2004, the borrowing base was $14 million, with an outstanding balance of $13 million. The interest rate at March 31, 2004, was 4% on the first $12.5 million in borrowings ("Tranche A"), and 5.1% on borrowings over that amount ("Tranche B"). Interest is payable monthly, with principal due at maturity. Tranche A matures in March 2006, while Tranche B matures in January 2005. Additional information on this Facility is available in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Facility contains certain financial covenants and other negative restrictions common for a financing of this type. The Company received a waiver related to the Current Ratio covenant for the December 31, 2003 and March 31, 2004 reporting periods, and expects to be in compliance with the covenant at June 30, 2004 and subsequent periods.

5. Fair Value of Stock Options

At March 31, 2004, the Company has a stock-based employee compensation plan which is described more fully in Note F, "Stockholders' Equity," to the December 31, 2003 audited consolidated financial statements contained in the Company's annual report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three month periods ended March 31:

Three Months Ended March 31:	2004	2003

Net income as reported	$68,917	$724,535

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	-	-

Pro forma earnings	$68,917	$724,535

Earnings per common share:
Basic, as reported	$0.003	$0.036
Basic, pro forma	0.003	0.036
Diluted, as reported	0.003	0.036
Diluted, pro forma	0.003	0.036

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report are not historical in nature, including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2003. See "Disclosure Regarding Forward Looking Statements".

Overview

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto.

The Exploration Company is an independent oil and gas enterprise with interests primarily in the Maverick Basin in Southwest Texas. Its long-term business strategy is to build shareholder value by acquiring undeveloped mineral interests and internally developing a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. The Company accounts for its oil and gas operations under the successful efforts method of accounting and trades its common stock on the Nasdaq Stock MarketSM under the symbol "TXCO." The Company currently has three drilling rigs and one workover rig in operation on its extensive 492,000-acre block in the Maverick Basin, targeting at least seven separate formations for the production of oil and natural gas. TXCO had as many as seven rigs drilling simultaneously during 2003, targeting 11 separate formations. Current emphasis is on the Georgetown formation where the Company has experienced a recent string of nine successful gas completions. The 2004 capital expenditures budget (CAPEX) includes funds for 51 new wells (25 in the Georgetown formation) and four re-entries, as well as funds for completion of a number of wells in progress at year-end 2003 and for infrastructure improvements.

Due to the availability of many promising prospects on our Maverick Basin acreage, and higher and more stable oil and gas prices, drilling activity for 2003 was substantially increased over prior year levels. (For further discussion of this activity, see the "Principal Areas of Activity" and "Drilling Activity" sections of TXCO's Annual Report on Form 10-K). The resulting increased expenditures should translate into increased reserves after an adequate production history is established. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recording of reserves. The 2004 CAPEX calls for the second-largest drilling program in the Company's history, somewhat more modest than the record 2003-drilling program.

TXCO reported a net income of $69,000 or $0.003 per basic and diluted share for the quarter ended March 31, 2004, compared to $725,000 or $0.036 per basic and diluted share for the prior year period. While production was up 8.7% on a Bcfe basis and oil and gas revenues were up 4.6% over the first quarter of 2003, higher impairment and depletion charges coupled with increased interest expense resulted in the decline in net income over the prior year first quarter. These factors are discussed in the Results of Operations section.

Liquidity and Capital Resources

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

Bank Credit Facility: The Company has a $25 million oil and gas reserve based Revolving Credit Facility with Hibernia National Bank (the "Facility" or "Credit Facility" or "Lender"). At March 31, 2004, the borrowing base was $14 million, with an outstanding balance of $13 million. The interest rate at March 31, 2004, was 4% on the first $12.5 million in borrowings ("Tranche A"), and 5.1% on borrowings over that amount ("Tranche B"). Interest is payable monthly, with principal due at maturity. Tranche A matures in March 2006, while Tranche B matures in January 2005. Additional information on this Facility is available in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Facility contains certain financial covenants and other negative restrictions common for a financing of this type. The Company received a waiver related to the Current Ratio covenant for the December 31, 2003 and March 31, 2004 reporting periods, and expects to be in compliance with the covenant at June 30, 2004 and subsequent periods.

Management believes that the Facility, along with the Company's positive cash flow from existing production and anticipated production increases from new drilling, will provide adequate capital to fund operating cash requirements and complete its scheduled exploration and development goals as targeted by its capital expenditure program for 2004. The Company expects it will be able to further increase its borrowing base commensurate with the expected additional growth of its proved oil and gas reserves throughout the base term of the Facility.

Management is actively involved in ongoing discussions with various prospective industry partners and domestic and foreign based sources of debt and equity financing. These parties could provide favorably structured financing arrangements that, along with the Company's internally generated cash flow would provide funding as required to maintain or increase the Company's planned drilling activity during 2004 and future years. Management remains confident that these potential financial resources will remain available, further enabling the Company to continue the rapid development of its oil and gas properties and continue to meet its normal operational and debt service obligations on a timely basis.

While management believes it has identified sufficient sources of working capital to fund its planned activities through the end of the year, there is no assurance that energy prices or other market factors will remain favorable. Should prices weaken, or expected new oil and natural gas production levels not be attained, the resulting reduction in projected revenues would cause the Company to re-evaluate its working capital options and would adversely affect the Company's ability to carry out its current operating plans, or obtain financing under acceptable terms.

Sources and Uses of Cash for the Quarter ended March 31, 2004: During the first quarter of 2004, cash reserves of $6.2 million at December 31, 2003 were increased by cash provided by operating activities of $3.8 million. In addition, proceeds from the exercise of warrants totaled $3.5 million, resulting in total cash available of $13.5 million for use in meeting the Company's ongoing operational and development needs.

Portions of this cash were used to fund payments on debt totaling $2.5 million and related interest of $784,000. The Company applied $6.1 million to fund the ongoing development of its oil and gas producing properties.

As a result of these activities, the Company ended the first quarter of 2004 with negative working capital of $4.7 million compared to negative working capital of $2.3 million at December 31, 2003, while its current ratio declined to .71 to 1 compared to .83 to 1 at year end. The Company exited the first quarter with an unused borrowing base of $1.0 million under its Credit Facility. Its ending working capital was impacted by lower cash balances held as no new borrowings were undertaken during the quarter, as well as an increase in the current portion of long-term debt. First quarter cash flow from operating activities decreased to $3.8 million from $6.3 million in the comparative prior year period. Adjusting for changes in operating assets and liabilities, first quarter cash flow from operating activities was $3.5 million in 2004 compared to $2.8 million for the first quarter of 2003, a 25% increase over the same period a year ago. Changes in operating assets include increases or decreases in accounts receivable, accounts payable and prepaid expenses from the prior year-ends.

Results of Operations

The following table highlights the change from first quarter 2003:

Selected Items:	$	%

Income Statement items:
Oil and gas revenues	+272,466	+4.6
Lease operating expense	+173,037	+16.1
Impairment & abandonments	+177,825	+52.4
Depreciation, depletion & amortization	+661,978	+39.6
Net income	-655,618	-90.5
Operational data
Gas production (Mcf)	+87,331	+15.8
Oil production (Bbls)	+444	+0.5
Combined production (Mcfe)	+89,995	+8.7
Gas sales price (Mcf)	-0.49	-8.1
Oil sales price (Bbls)	+0.53	+1.7

Oil and gas revenues totaled $6.16 million for the quarter ended March 31, 2004, a $272,000 increase over the comparable prior year period. This increase is attributable to increased production volumes partially offset by a decline in average gas prices. Gas sales volumes increased 87,000 Mcf, primarily due to Georgetown wells put in production in the fourth quarter of 2003 and the first quarter of 2004. Average realized gas prices were 8% lower than the comparable period in 2003 while average oil prices increased 2% for the same periods.

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

During the first quarter of 2004, the Company's gas gathering operations revenues totaled $5.2 million. Included were sales of third party natural gas of $4.1 million purchased for resale by the Company along its gathering system, sales of natural gas liquids ("NGL") extracted from that gas of $1.0 million and transportation revenue of $98,000. Based on a total volume of 836,700 MMbtu, the Company's average sales price per MMbtu was $6.11 for the quarter. By comparison, gas gathering revenues were $3.2 million for the first quarter of 2003, with $2.5 million from sales of third party gas, $577,000 from NGL sales, and $104,000 from transportation services.

Lease operating expenses ("LOE") increased 16% for the first quarter of 2004 as compared to the same period of 2003. The increase primarily reflects 56 additional Maverick Basin oil and gas wells placed on production since March 31, 2003.

During the current quarter, the Company's gas gathering system expense totaled $4.9 million, including costs to purchase third party gas along the Company's gathering system of $4.6 million, associated transportation and marketing expenses required to market that gas of $85,000 and direct operating costs of the pipeline of $211,000. Comparable data for the first quarter of 2003 was $3.6 million in total expenses, with $3.4 million for third party gas purchases, $78,000 in associated transportation costs, and $164,000 of director operating costs.

Depreciation, depletion and amortization increased 40% over the comparable prior year period. The major component of this increase was higher depletion, up $628,000, primarily related to the increased number of producing wells being depleted for wells added through the drillbit, along with increased depletion rates due to the maturing profile of existing producing wells.

General and administrative expense increased 30% for the current period as compared to the same period in 2003, while remaining at approximately 9% of total revenues. The increase in expense was primarily due to nine additional employees hired across the organization since March 31, 2003, with the associated increased salaries, wages, benefits and office-related expenses, as well as higher directors' fees. Higher costs for information systems and increased investor communications activities were partially offset by lower consulting costs. In addition, the increases in general and administrative costs are consistent with the expanded compliance burden mandated by the adoption of the Sarbanes-Oxley Act in mid-2002.

Interest expense for the first quarter of 2004 increased by $624,000 over the same period of 2003 due to the issuance of $16 million in redeemable preferred stock in August of 2003, partially offset by lower levels of borrowings under the Credit Facility. The income tax expense recorded in the first quarter of 2004 reflects corporate alternative minimum taxes expected to be incurred for 2004.

Drilling Activities

The Company drilled or participated in drilling 11 new wells and one re-entry on its lease block in the Maverick Basin in the first quarter of 2004. At March 31, 2004, four of these wells were producing, three wells were in completion, two wells were awaiting pipeline connection and two wells remained drilling. The first-quarter wells focused on the Georgetown and Glen Rose formations. By comparison, the 11 wells the Company participated in during first-quarter 2003 targeted multiple productive formations, including the Glen Rose, San Miguel, Georgetown and Jurassic intervals. The Company exited first quarter 2004 with total net daily production of 1,022 barrels of oil per day (BOPD) and 10.0 million cubic feet per day (MMcfd) of natural gas. The comparable daily production rates at year-end 2003 were 1,200 BOPD and 8.9 MMcfd.

Normal production declines were experienced in April, as new wells put on production did not fully replace declines on maturing wells. The Company expects drilling activity to increase substantially in the second quarter. A combination of poor weather and corporate restructuring by one of our partners reduced drilling activity during the first four months of this year. At the end of April, TXCO had drilled or participated in 14 wells and three re-entries. The Company projects 51 new wells and four re-entries for 2004.

Georgetown - The Georgetown represents the largest share of TXCO's drilling program for 2004. TXCO placed two Georgetown horizontal gas wells on production in March, bringing to nine the number of successful Georgetown wells drilled in a row. The Kothman 1-675 (50% working interest) went on production April 1, 2004 at 2.0 MMcfd and 21 BOPD. The Kothman 1-691 (50% WI) started production in late March at 1.7 MMcfd and 34 BOPD. Both wells are on TXCO's Pena Creek lease. The Company put the Paloma 2-133, located on the northern portion of its lease block, on production during the first quarter. Production averaged 49 BOPD from the well for March, which is significantly higher than earlier oil wells drilled in the area.

At March 31, 2004, two additional Georgetown horizontal gas wells awaited pipeline connections, two wells were pending completion and one well was drilling. The Company has spudded eight of 25 Georgetown wells projected for this year.

Horizontal Glen Rose Shoal - During the first quarter, TXCO found gas with a horizontal well from the Glen Rose D shoal, a second Glen Rose shoal that is approximately 180 feet above the Glen Rose C shoal. All of TXCO's previous horizontal Glen Rose shoal wells produce from the C shoal. The Company drilled a horizontal lateral in the Glen Rose D shoal after drilling a horizontal lateral in the Glen Rose C with the Chittim 4-128 (47.3% WI). The well came on production at approximately 1.0 MMcfd.

Development of the Glen Rose D shoal could provide a number of new horizontal drilling locations. Also, the Company may be able to book undeveloped Glen Rose D reserves for certain wells that currently produce from the Glen Rose C shoal that have the Glen Rose D behind casing. Drilling began in the first quarter on three of eight Glen Rose shoal and reef wells scheduled for this year.

Jurassic - On the Taylor 132-1, TXCO began production from the lower Cretaceous Sligo formation in late April at a rate of 800 Mcfd and 2 BOPD. The well will also be tested from the lower Cretaceous Pearsall formation. The Taylor well was the first to penetrate the Jurassic in the Maverick Basin, finding non-commercial gas in tests of multiple zones. The Company assumed operation from its partner and operator, Blue Star Oil & Gas Ltd., in February.

Blue Star has indicated it still plans to drill a second Jurassic wildcat in the Maverick Basin and will use data gained from the Taylor wildcat to select a location. TXCO's 2004 drilling budget includes nothing for a second well since Blue Star would cover 100 percent of drilling costs while carrying TXCO for a 25 percent working interest if a second well is drilled on TXCO's lease block.

Glen Rose Oil - Saxet Energy Ltd. of Houston, the Company's partner in developing the Glen Rose porosity oil play, announced a major change in its structure in late March. In conjunction with a large capital infusion, new management was installed and the company's name has been changed to CMR Energy L.P. CMR will continue to operate the properties. TXCO expects drilling on the Comanche lease to resume in early May. Initial work on the play will include re-entries of existing, non-producing Glen Rose oil wells as well as new drilling in the Georgetown gas play. No wells were spud targeting Glen Rose oil while Saxet was marketing their holdings.

Red River B Zone - The Company is currently participating in the drilling of one new well (0.24% WI) and one re-entry (30% WI), both horizontal laterals, in the Williston basin with its operating partner Luff Exploration Company. Both efforts were begun in April and remain drilling.

Hollimon Lease - The Company closed on an agreement with J. Charles Hollimon Ltd. of San Antonio to earn a 59.9 percent working interest in a 12,200-acre area located south of TXCO's existing lease block. A 3-D seismic survey of the prospect has been made and will be interpreted to locate drilling locations. The lease is prospective for the same plays as the Company's existing lease block. Addition of the Hollimon prospect raises the Company's position in the Maverick Basin to some 492,000 gross acres.

Coalbed Methane (CBM) - TXCO exited 2003 with 36 wells dewatering in its CBM pilot program targeting production from the multiple seams of high-volatile bituminous coal present under its leases. At March 31, 2004, the total CBM production rate was approximately 187 Mcfd with 1,800 barrels of water per day. The Company believes the next phase of this project will require 25 to 50 wells initially, during which the Company expects to establish economic production quantities. The Company may seek an industry partner or project-type financing, which it believes is more suitable for this project due to its cash flow profile, as well as complementing the Company's existing capital structure. The Company may sell an interest in the CBM project to an industry partner with CBM expertise. To date, several potential industry partners have expressed an interest in TXCO's project. There are no new CBM wells included in the 2004 CAPEX budget. The Company expects this project will add significant reserves in the coming years.

Disclosure Regarding Forward Looking Statements

Statements in this Quarterly Report on Form 10-Q which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to expected drilling plans, including timing, category, number, depth, cost and/or success of wells to be drilled, expected geological formations or the availability of specific services or technologies. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the costs of exploring and developing new oil and natural gas reserves, the price for which such reserves can be sold, environmental concerns affecting the drilling of oil and natural gas wells, as well as general market conditions, competition and pricing. Please refer to TXCO's Securities and Exchange Commission filings for additional information. This and all TXCO's previously filed documents are on file at the Securities and Exchange Commission and can be viewed on TXCO's website at www.txco.com. Copies of which are available from the Company without charge.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the reported market risks faced by the Company since December 31, 2003. See the Company's Annual Report on Form 10-K, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk"

ITEM 4. CONTROLS AND PROCEDURES.

a.      The Company's Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 15d-14 as of March 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the above evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

          During the first quarter of 2004, European investors exercised three lots of warrants to purchase common stock at $3.00 per share. A total of 1,238,096 shares of common stock were issued, resulting in cash proceeds to the Company of approximately $3.5 million, net of an advisory fee of approximately $223,000. Proceeds from the exercises were used in the ordinary course of business. A registration statement will be filed later this year as the warrants are subject to registration rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 14 Registrant's "Code of Conduct for All Employees and Directors."

b) Exhibit 31.1 Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended filed herewith.

c) Exhibit 31.2 Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended filed herewith.

d) Exhibit 32.1 Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002 filed herewith.

e) Exhibit 32.2 Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002 filed herewith.

f) Form 8-K dated January 21, 2004; regarding the press release dated January 20, 2004 with respect to the Registrant's operations update for the year ended December 31, 2003.

g) Form 8-K dated February 6, 2004; regarding the press release dated February 4, 2004 with respect to the Registrant's presentation at the Friedland Capital Oil, Gas and Energy Conference in Houston.

h) Form 8-K dated February 17, 2004; regarding the press release dated February 16, 2004 with respect to the Registrant's assumption of operations on the Jurassic wildcat well.

i) Form 8-K dated February 20, 2004; regarding the press release dated February 19, 2004 with respect to the Registrant's update on its Georgetown drilling program and year-end reserves.

j)      Form 8-K dated March 10, 2004; regarding the press releases dated March 4, 2004, with respect to the Registrant's financing of the Taylor well completion and signing of a letter of intent for additional lease acreage, and March 5, 2004, with respect to the Registrant's 2003 earnings.

k) Form 8-K dated April 5, 2004; regarding the press release dated April 2, 2004 with respect to the Registrant's first quarter 2004 operations update.

l) Form 8-K dated April 23, 2004; regarding the press release dated April 19, 2004 with respect to the Registrant's presentation at the IPAA Oil & Gas Investment Symposium.

m) Form 8-K dated May 6, 2004; regarding the press release dated May 5, 2004 with respect to the Registrant's first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE EXPLORATION COMPANY
(Registrant)

/s/ P. Mark Stark

P. Mark Stark,
Chief Financial Officer

Date: May 10, 2004

