Form 10-Q
period 2004-06-30
EXPLORATION CO OF DELAWARE INC
filed 2004-08-09
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended	Commission File No.
June 30, 2004	0-9120

THE EXPLORATION COMPANY OF DELAWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	84-0793089
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
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

YES [X]	NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2004.

Common Stock $0.01 par value	27,959,063
(Class of Stock)	(Number of Shares)

For more information and a print friendly version of this document go to www.txco.com.

Total number of pages is 18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2004	December 31, 2003

Assets

Current Assets
Cash and equivalents	$7,352,143	$ 6,180,560
Accounts receivable, net	10,101,547	4,837,965
Prepaid expenses	1,485,260	718,853

Total Current Assets	18,938,950	11,737,378

Property and Equipment, net - successful efforts method of accounting for oil and gas properties	74,843,434	66,155,827

Other Assets
Deferred tax asset	5,232,718	5,232,718
Other assets	1,110,098	1,080,290

Total Other Assets	6,342,816	6,313,008

	$100,125,200	$84,206,213

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2004	December 31, 2003

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable, trade	$9,734,405	$ 8,186,705
Other payables and accrued liabilities	6,002,882	3,709,016
Undistributed revenue	1,127,759	416,399
Current portion of long-term debt	1,725,405	1,752,286

Total Current Liabilities	18,590,451	14,064,406

Long-term Liabilities
Long-term debt, net of current portion	6,061,914	15,425,598
Redeemable preferred stock, Series B (redemption value - $16 million)	10,550,572	10,135,335
Accrued dividends - preferred stock	137,730	57,732
Asset retirement obligation	1,648,600	1,537,600

Total Long-Term Liabilities	18,398,816	27,156,265

Minority Interest in Consolidated Subsidiaries	214,856	193,441

Stockholders' Equity
Preferred stock, Series A; authorized 10,000,000 shares issued and outstanding -0- shares	-	-
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 28,058,863 and 22,242,849 shares, outstanding 27,959,063 and 22,143,049 shares	280,588	222,428
Additional paid-in capital	83,605,611	63,976,021
Accumulated deficit	(20,719,115)	(21,160,341)
Less treasury stock, at cost, 99,800 shares	(246,007)	(246,007)

Total Stockholders' Equity	62,921,077	42,792,101

Total Liabilities and Stockholders' Equity	$100,125,200	$84,206,213

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003

Revenues
Oil and gas sales	$ 6,956,443	$6,574,218
Gas gathering operations	7,666,582	3,291,401
Other operating income	1,484	3,150

Total revenues	14,624,509	9,868,769

Costs and Expenses
Lease operations	1,428,241	977,967
Production taxes	455,660	434,869
Exploration expenses	575,385	626,570
Impairment and abandonments	516,900	537,075
Gas gathering operations	7,040,536	3,417,324
Depreciation, depletion and amortization	2,437,143	2,821,148
General and administrative	1,027,040	854,798

Total costs and expenses	13,480,905	9,669,751

Income from Operations	1,143,604	199,018

Other Income (Expense)
Interest income	15,487	5,955
Interest expense	(727,910)	(156,839)
Loan fee amortization	(53,695)	(4,401)

Total Other Income (Expense)	(766,118)	(155,285)

Income before income taxes and minority interest	377,486	43,733

Minority interest in income of subsidiaries	19,823	15,855

Income before income taxes	397,309	59,588

Income tax expense	(25,000)	(50,000)

Net Income	$ 372,309	$ 9,588

Earnings Per Share

Basic earnings per share	$0.015	$0.000

Diluted earnings per share	$0.014	$0.000

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003

Revenues
Oil and gas sales	$13,111,625	$12,456,934
Gas gathering operations	12,875,475	6,499,786
Other operating income	4,806	(78)

	25,991,906	18,956,642

Costs and Expenses
Lease operations	2,675,627	2,052,316
Production taxes	842,240	803,273
Exploration expenses	749,782	1,001,601
Impairment and abandonments	1,033,800	876,150
Gas gathering operations	11,934,670	7,014,560
Depreciation, depletion and amortization	4,772,440	4,494,468
General and administrative	2,032,661	1,630,903

Total costs and expenses	24,041,220	17,873,271

Income from Operations	1,950,686	1,083,371

Other Income (Expense)
Interest income	19,411	10,560
Interest expense	(1,457,903)	(263,280)
Loan fee amortization	(58,951)	(8,802)

Total Other Income (Expense)	(1,497,443)	(261,522)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	453,243	821,849

Minority interest in income of subsidiaries	37,983	36,274

Income before income taxes and cumulative effect of change in accounting principle	491,226	858,123
Income tax expense	(50,000)	(50,000)
Cumulative effect of change in accounting principle, net of tax	-	(74,000)

Net Income	$ 441,226	$ 734,123

Earnings Per Share

Basic earnings before cumulative effect of change in accounting principle	$0.018	$0.040
Cumulative effect of change in accounting principle	-	(0.003)

Basic earnings per share	$0.018	$0.037

Diluted earnings before cumulative effect of change in accounting principle	$0.018	$0.040
Cumulative effect of change in accounting principle	-	(0.004)

Diluted earnings per share	$0.018	$0.036

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003

Operating Activities
Net income	$ 441,226	$ 734,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,772,440	4,494,468
Impairment and abandonments	1,033,800	876,150
Minority interest in income of subsidiaries	(37,983)	(36,274)
Cumulative effect of change in accounting principle	-	74,000
Non-cash interest expense and accretion of liability - redeemable preferred stock	535,238	-

Net cash provided by operating activities, before changes in operating assets and liabilities:	6,744,721	6,142,467

Changes in operating assets and liabilities:
Receivables	(5,263,582)	(1,628,364)
Prepaid expenses and other	(766,407)	(163,631)
Accounts payable and accrued expenses	4,512,923	6,955,691

Net cash provided by operating activities	5,227,655	11,306,163

Investing Activities
Development and purchases of oil and gas properties	(13,026,412)	(18,932,655)
Purchase of other equipment	(150,618)	(282,401)
Net changes in minority interests	59,398	55,844

Net cash used by investing activities	(13,117,632)	(19,159,212)

Financing Activities
Proceeds from issuance of common stock, net of expenses	18,452,125	-
Proceeds from long-term debt obligations	116,739	10,928,082
Payments on long-term debt obligations	(9,507,304)	(979,499)
Deferred financing fees	-	17,876

Net cash provided by financing activities	9,061,560	9,966,459

Change in Cash and Equivalents	1,171,583	2,113,410

Cash and equivalents at beginning of period	6,180,560	2,333,688

Cash and Equivalents at End of Period	$7,352,143	$4,447,098

See notes to consolidated financial statements

THE EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of The Exploration Company ("TXCO" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.

2. Fair Value of Stock Options

At June 30, 2004, the Company had a stock-based employee compensation plan which is described more fully in Note F, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three month periods ended June 30:

Six Months Ended June 30:	2004	2003

Net income as reported	$441,226	$734,123

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	106,007	-

Pro forma earnings	$335,219	$734,123

Earnings per common share:
Basic, as reported	$0.018	$0.037
Basic, pro forma	0.014	0.037
Diluted, as reported	0.018	0.036
Diluted, pro forma	0.013	0.036

Three Months Ended June 30:		2004	2003

Net income as reported		$372,309	$ 9,588

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects		106,007	-

Pro forma earnings		$266,302	$ 9,588

Earnings per common share:
Basic, as reported		$0.015	$0.000
Basic, pro forma		0.010	0.000
Diluted, as reported		0.014	0.000
Diluted, pro forma		0.010	0.000

3. Common Stock and Basic Income Per Share

As of June 30, 2004, the Company had outstanding warrants and options to purchase 3,276,333 shares of common stock at prices ranging from $0.98 to $6.00 per share. Of these, warrants and options to purchase 1,996,333 shares were exercisable at quarter end. The warrants and options expire at various dates through August 2013.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation:

	Shares	Income	Per Share Amount

Six Months Ended June 30, 2004
Basic EPS:
Net income	24,136,546	$441,226	$0.018
Effect of dilutive options	839,869	-	-

Dilutive EPS	24,976,415	$441,226	$0.018

Three Months Ended June 30, 2004
Basic EPS:
Net income	25,388,092	$372,309	$0.015
Effect of dilutive options	619,506	-	(0.001)

Dilutive EPS	26,007,598	$372,309	$0.014

Six Months Ended June 30, 2003
Basic EPS:
Net income before cumulative effect of change in accounting principle	20,009,716	$ 808,123	$0.040
Cumulative effect of change in accounting principle	-	(74,000)	(0.003)

Net income	20,009,716	734,123	$0.037
Effect of dilutive options	420,709	-	(0.001)

Dilutive EPS	20,430,425	$ 734,123	$0.036

Three Months Ended June 30, 2003
Basic EPS:
Net income	20,009,716	$ 9,588	$0.000
Effect of dilutive options	562,757	-	-

Dilutive EPS	20,572,473	$ 9,588	$0.000

4. Income Taxes

The Company has recorded a deferred tax asset for the amount expected to be realized through taxable earnings. In determining taxable earnings, the Company uses income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. TXCO computes total income tax expense based on the Company's estimated annualized federal income tax for the year, considering the impact of any change in the amount of deferred tax asset. The Company expects its current income tax to be minimized through utilization of net operating loss carryforwards. A current charge of $50,000 has been recorded for its corporate alternative minimum tax for the six months ended June 30, 2004.

5. Long-Term Debt

Bank Credit Facility: On June 30, 2004, the Company closed on a $50 million senior secured revolving credit facility with Guaranty Bank (the "Facility" or "credit facility"). The new Facility, which has a three-year term expiring in 2007, replaced the Company's prior $25 million credit facility with Hibernia National Bank (the "prior facility") scheduled to mature in 2006.

The credit facility is collateralized by all of the Company's proven oil and gas properties, with an initial borrowing base of $12.3 million, based on current levels of TXCO's oil and gas reserves, and features bi-annual redeterminations. The borrowing base may be increased to $14.6 million if TXCO chooses to hedge 50% of its production. If borrowing under the agreement exceeds 50% of the borrowing base, the Company will be required to hedge 50% of its production. At closing, approximately $6.1 million was advanced under the new credit facility to repay the outstanding balance of the prior facility. Interest under the Facility will be based on, at TXCO's option, (a) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 2.00% to 2.50% or (b) prime plus an applicable margin ranging from 0.00% to 0.25%. At June 30, 2004, the effective interest rate was 4.25%. During early July the Company took advantage of its LIBOR options for $6 million of its outstanding loan amount.

The Facility contains additional terms and conditions consistent with similarly positioned companies. These conditions include various restrictive covenants such as minimum levels of interest coverage, tangible net worth and current ratio, a maximum debt to EBITDAX ratio, restricting the payment of dividends other than the dividends payable under the redeemable preferred stock, and prohibiting a change of control or incurring additional debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report are not historical in nature, including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2003. See "Disclosure Regarding Forward Looking Statements."

Overview

The Exploration Company is an independent oil and gas enterprise with interests primarily in the Maverick Basin in Southwest Texas. Its long-term business strategy is to build shareholder value by acquiring undeveloped mineral interests and internally developing a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. The Company accounts for its oil and gas operations under the successful efforts method of accounting and trades its common stock on the Nasdaq Stock MarketSM under the symbol "TXCO." The Company currently has seven rigs in operation on its extensive 554,000-acre position in the Maverick Basin, targeting at least seven separate formations for the production of oil and natural gas. Through the first half of 2004, drilling operations emphasized the Georgetown and Glen Rose formations. The initial 2004 capital expenditures budget (CAPEX) included funds for 51 new wells and four re-entries, as well as funds for completion of a number of wells in progress at year-end 2003 and for infrastructure improvements. The 2004 CAPEX called for the second-largest drilling program in the Company's history, somewhat more modest than the record 2003-drilling program. In May, TXCO announced plans to use $10 million from its recent private placement of common stock (see discussion below), to expand its drilling program, including an additional 15-well program targeting Glen Rose reefs across its 80,000-acre Burr/Wipff, 100% working interest (WI), prospect. These reefs, recently identified using new 3-D seismic data, are on trend with nearby, gas-producing Glen Rose reefs on TXCO's lease block. The revised 2004 CAPEX budget now totals just over $33 million and targets 66 new wells, including 25 Glen Rose wells and 28 Georgetown wells.

TXCO reported net income of $372,000 and $441,000 for the quarter and six-month periods ended June 30, 2004, compared to $9,600 and $734,000 for the prior-year periods, respectively. While production was down 12.3% and 3.2% on a Bcfe basis, oil and gas revenues were up 5.8% and 5.3% as compared to the second-quarter and six-month periods of 2003, respectively. The $293,000 decline in net income for the first half of 2004 compared to the 2003 period reflects the impact of $1.2 million in interest expense on the redeemable preferred stock debt issued in August of 2003 and higher lease operation expenses, up $623,000, due to its growing number of operated wells, both of which were partially offset by positive margins, up $1.5 million, on TXCO's gas gathering operations. The increase of $363,000 in net income for the second quarter of 2004 over second quarter 2003 reflects the items mentioned for the first half of 2004 and lower depletion charges for the current quarter. These factors are discussed in the Results of Operations section.

Liquidity and Capital Resources

Liquidity is a measure of ability to access cash. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital requirements. TXCO has historically addressed its long-term liquidity requirements through cash provided by operating activities, issuance of equity securities when market conditions permit, and sale of non-strategic assets. More recently, TXCO has used borrowings under its Credit Facility and cash proceeds from the issuance of its stock to supplement its historical sources of liquidity. The prices for future oil and natural gas production and the level of production have significant impacts on operating cash flows and cannot be predicted with any degree of certainty. Management continues to examine alternative sources of long-term capital, including bank borrowings, issuance of debt instruments, issuance of stock, sales of non-strategic assets, and joint-venture financing. Availability of these sources of capital and, therefore, TXCO's ability  to  execute  its  operating strategy  will  depend  upon a  number of  factors, some of  which are beyond its control. Management believes projected operating cash flows, cash on hand, and borrowings under the Credit Facility, will be sufficient to meet the requirements of TXCO's business. However, because future cash flows are subject to a number of variables, no assurances can be made that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Conversely, with increased levels of production and prices, capital expenditures could be raised over levels currently budgeted.

Private Placement: In May 2004, TXCO closed on a private placement of 4,266,668 shares of its common stock at a purchase price of $3.75 per share for net proceeds of $15.0 million. Included are warrants for an additional 1,280,000 common shares exercisable at $4.25 per share. The warrants become exercisable in November 2004 and expire in May 2008. Purchasers were private, U.S.-based investment funds. Proceeds from the private placement will be used to expand the Company's capital expenditure program, restore balance sheet liquidity, complement on-going operations and provide for general corporate purposes.

Bank Credit Facility: On June 30, 2004, the Company closed on a $50 million senior secured revolving credit facility with Guaranty Bank (the "Facility" or "credit facility"). The new facility has a three-year term expiring in 2007. It replaces TXCO's prior $25 million credit facility with Hibernia National Bank, scheduled to mature in 2006.

The credit facility is collateralized by all of the Company's proven oil and gas properties, with an initial borrowing base of $12.3 million, based on current levels of TXCO's oil and gas reserves, and features bi-annual redeterminations. The borrowing base may be increased to $14.6 million if TXCO chooses to hedge 50% of its production. If borrowing under the agreement exceeds 50% of the borrowing base, the Company will be required to hedge 50% of its production. At closing, approximately $6.1 million was advanced under the new credit facility to repay the outstanding balance of the prior facility. Interest under the new facility will be as much as 0.25 percentage point less than the former credit agreement, based on, at TXCO's option, (a) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 2.00% to 2.50% or (b) prime plus an applicable margin ranging from 0.00% to 0.25%. At June 30, 2004, the effective interest rate was 4.25%. During early July the Company took advantage of its LIBOR options for $6 million of its outstanding loan amount.

The Facility contains additional terms and conditions consistent with similarly positioned companies. These conditions include various restrictive covenants such as minimum levels of interest coverage, tangible net worth and current ratio, a maximum debt to EBITDAX ratio, restricting the payment of dividends other than the dividends payable under the redeemable preferred stock, and prohibiting a change of control or incurring additional debt.

Management believes the Facility, along with the Company's positive cash flow from existing production and anticipated production increases from new drilling, will provide adequate capital to fund operating cash requirements and complete its scheduled exploration and development goals for 2004. TXCO expects to further increase its borrowing base commensurate with the expected growth of its proved oil and gas reserves throughout the base term of the Facility.

Sources and Uses of Cash: During the first half of 2004, TXCO increased cash reserves from $6.2 million at December 31, 2003, through cash provided by operating activities of $5.2 million. In addition, proceeds from a private placement of common stock, approximately $15.0 million net of expenses, along with net proceeds totaling $3.5 million from the exercise of warrants (purchasing 1,238,096 shares of common stock), resulted in total cash available of $29.9 million for use in meeting the Company's ongoing operational and development needs.

During the first quarter of 2004, TXCO used portions of the available cash to fund payments on debt totaling $2.5 million and related interest of $784,000. The Company applied $6.1 million to fund the ongoing development of its oil and gas producing properties.

During the second quarter, payments on debt totaled $7.0 million with $956,000 of related interest. This reflects a $6.8 million payment on bank debt made out of the proceeds from the private placement of common stock and warrants in May. In addition, approximately $6.9 million was invested in drilling activities during this period.

As a result of these activities, the Company ended the second quarter of 2004 with positive working capital of $348,000, compared to negative working capital of $2.3 million at December 31, 2003, while its current ratio improved to 1.02 to 1 compared to 0.83 to 1 at year end. The Company exited the second quarter with an unused borrowing base of $6.2 million available under its new credit facility. Its ending working capital was impacted by higher cash and accounts receivable balances, partially offset by an increase in current liabilities. Cash flow from operating activities for the first half of 2004 decreased to $5.2 million from $11.3 million in the comparative prior-year period, reflecting the impact of the working capital changes. Adjusting for changes in operating assets and liabilities, first-half 2004 cash flow from operating activities was $6.7 million in 2004 compared to $6.1 million for the first half of 2003, a 9.8% increase over the same period a year ago. Changes in operating assets include increases or decreases in accounts receivable, accounts payable and prepaid expenses from the prior year-ends.

Results of Operations

The following table highlights the change from comparable periods in 2003:

Change in Selected Items:	Second Quarter		First Half

Income Statement items:
Oil and gas revenues	+382,226	+5.8%	+$654,691	+5.3%
Lease operations	+450,274	+46.0%	+623,311	+30.4%
Impairment & abandonments	-20,175	-3.8%	+157,650	+18.0%
Depreciation, depletion & amortization	-384,005	-13.6%	+277,972	+6.2%
Income from operations	+944,586	+474.6%	+867,315	+80.1%
Net income	+362,721	+3,783.1%	-292,897	-39.9%

Operational data
Gas production (Mcf)	+287,132	+57.9%	+374,463	+35.8%
Oil production (Bbls)	-75,466	-53.5%	-75,022	-33.8%
Combined production (Mcfe)	-165,664	-12.3%	-75,669	-3.2%
Gas sales price per Mcf	+$0.29	+5.1%	-$0.09	-1.5%
Oil sales price per Bbl	+$8.09	+30.4%	+$4.82	+17.0%

Oil and gas revenues increased 5.8% and 5.3%, respectively, for the second quarter and first half of 2004, over the comparable prior-year periods. These increases are attributable to increased natural gas production volumes and higher oil and natural gas prices, partially offset by a decline in oil production. Gas sales volumes increased 57.9% and 35.8%, respectively, for the second quarter and first half of 2004, respectively, primarily due to Georgetown and Glen Rose shoal wells put on production since June 30, 2003. This increase was offset by lower oil production, primarily related to a decline in the number of oil wells drilled by an operating partner, compared to  the  same 2003  periods. The  lower operating  levels in  the first  half contributed to a 3.2%  decline in overall production levels from the first half of 2003.  While average gas sales prices increased during the second quarter of 2004 and exceeded the comparable 2003 levels, year-to-date averages remain lower than those for the first half of 2003 due to lower prices in the first quarter of 2004.

The increase in lease operating expenses for the first half of 2004 over the prior period primarily reflects costs related to 44 additional Maverick Basin oil and gas wells placed on production since June 30, 2003. Lease operation expenses were impacted by approximately $94,000 in non-recurring charges for repairs related to severe weather and flooding on the southern portion of our lease block in the first half of 2004.

The Company's gas gathering system is generally operated on a break-even basis. It sells gas at several points along the system with a significant portion being delivered to purchasers through the El Paso/Gulf Terra Pipeline System ("El Paso"). El Paso processes gas delivered through it to remove natural gas liquids, which it markets separately. The Company receives a share of the revenues for these liquids. Natural gas pricing fluctuations are reflected at the wellhead for the Company's operated gas properties.

During the second quarter and first half of 2004, gas gathering operations revenues increased 132.9% and 98.1%, respectively, due to higher sales volumes and prices for both residue gas and natural gas liquids, when compared to the same periods of 2003. The increase is consistent with the increased number of gas wells connected to the gathering system compared to the prior period.

The following table summarizes the change from comparable periods in 2003:

Change in Gas Gathering Results:	Second Quarter		First Half

Revenues:
Third-party natural gas sales	+$3,445,000	+129.7%	+$5,006,000	+96.6%
Natural gas liquids sales	+939,000	+167.9%	+1,383,000	+121.8%
Transportation and other revenue	-9,000	-10.8%	-13,000	-7.7%

Total gas gathering revenues	+4,375,000	+132.9%	+6,376,000	+98.1%

Expense:
Third-party gas purchases	+3,491,000	+110.0%	+4,734,000	+72.5%
Transportation and marketing expenses	+78,000	+86.4%	+85,000	+50.5%
Direct operating costs	+54,000	+35.3%	+101,000	+31.8%

Total gas gathering operations expense	+3,623,000	106.0%	+4,920,000	+70.1%

Gross margin	+752,000	+597.2%	+1,456,000	+282.8%

Operational data

Total sales volumes (MMbtu)	+534,308	+87.0%	+788,768	+65.9%
Average sales price (per MMbtu)	+$1.38	+26.4%	+$1.12	+21.2%

Depreciation, depletion and amortization (DD&A) increased 6.2% for the first six months of 2004 over the comparable prior-year period. The increase was primarily in higher depletion, up $207,000, consistent with the growing number of producing wells subject to depletion and with increased depletion rates due to the maturing profile of existing producing wells. DD&A for the second quarter of 2004 decreased 13.6% from the prior-year quarter, reflecting higher depletion recorded in 2003's second quarter due to an increase in production levels during that time period.

General and administrative expense increased 24.6% for the first half of 2004 as compared to the same period in 2003, while declining slightly as a percentage of total revenues (7.8% in 2004 vs. 8.6% in 2003). The increase in expense was primarily due to five additional employees hired across the organization since June 30, 2003, with their associated salaries, wages, benefits and office-related expenses. Staffing at June 30, 2004, was 46, as compared with 41 at mid-year 2003. In addition, higher costs were incurred for information systems, independent engineers services, franchise taxes and increased investor communications activities. Partially offsetting  these  higher  costs  were  lower  consulting  costs,  down $63,000,  primarily due to  bringing in-house certain functions that were previously performed by consultants. The majority of the increases in general and administrative costs are consistent with the expanded compliance burden mandated by the Sarbanes-Oxley Act (SOA). For the first half of 2004, management estimates its total direct costs associated with SOA compliance to be approximately $60,000. Management also anticipates these costs to increase in the final two quarters of 2004 in conjunction with consulting costs incurred for SOA section 404 compliance.

Interest expense for the first half of 2004 increased by $1,245,000 over the same period of 2003 primarily due to the issuance of $16 million in redeemable preferred stock debt in August 2003. Of this, $446,000 reflects non-cash charges for accretion of the debt to its full redemption value by August of 2009 and amortization of related issue costs. For the second quarter of 2004, interest on the preferred was $588,000, of which $228,000 represented non-cash charges. The income tax expense recorded in the first half of 2004 reflects corporate alternative minimum taxes expected to be incurred for 2004.

Drilling Activities

The Company drilled or participated in drilling 28 new wells on its lease block in the Maverick Basin in the first half of 2004. At June 30, 2004, 14 of these wells were producing, seven wells were in completion, two wells were awaiting pipeline connection, four wells remained drilling and one well was shut in pending further evaluation. By comparison, the Company drilled 42 wells during first half of 2003. The Company exited the second quarter of 2004 with total net daily production of 837 barrels of oil per day (BOPD) and 10.1 million cubic feet per day (MMcfd) of natural gas, equal to 2,522 BOE or 15.1 MMcfe. The comparable daily production rates at year-end 2003 were 1,200 BOPD and 8.9 MMcfd, equal to 2,674 BOE or 16,041 MMcfe. TXCO also participated in one new well, which is awaiting completion, and two re-entries on its Williston Basin acreage.

The Company expects drilling activity to increase substantially in the third quarter of 2004 with seven rigs currently drilling on our Maverick Basin leases. There were as few as two rigs running during portions of the first half of 2004. A combination of poor weather and corporate restructuring by one of our operating partners reduced drilling activity during the first six months of this year. During July 2004, TXCO drilled or participated in seven new wells. The Company projects a total of 65 new wells and four re-entries on its Maverick Basin lease block for 2004. At July 31, 2004, total net daily production was 18.0 MMcfe.

Georgetown - The Company's success continues with its Georgetown horizontal drilling program through the application of improved seismic processing techniques. The 28 wells targeting the Georgetown represents the largest share of TXCO's drilling program for 2004. The Company spudded six new Georgetown wells in the second quarter in addition to two re-entries, bringing total wells spudded to 14 of the 28 Georgetown wells now projected for this year. Two additional Georgetown horizontal wells were spudded in July 2004.

TXCO placed nine Georgetown horizontal gas wells on production in the first half of 2004, including two spudded in December 2003. At June 30, 2004, two additional Georgetown horizontal gas wells awaited pipeline connections, one was pending completion, two were shut-in for further evaluation and two remained drilling. Net Georgetown production at June 30, 2004, was 4.2 MMcfd and 117 BOPD. In July, one well drilling at quarter end flow tested at rates as high as 3.3 MMcfd, while a re-entry well flow tested at rates as high as 456 BOPD. Georgetown gas wells typically have hyperbolic production profiles with high initial flow rates that provide a quick payout potential, followed by a comparatively sharp decline, then longer-term production at lower rates. Net Georgetown production at July 31, 2004 was 4.4 MMcfd and 251 BOPD.

Glen Rose Shoal - Through June 30, TXCO has spudded seven Glen Rose shoal wells, with five producing, one awaiting completion and one currently drilling. Production began in mid-July from the Chittim 3-130H, 49.9% working interest (WI). In tests, the well flowed at rates as high as 1.7 MMcfd (gross) from the Glen Rose C shoal. Completion has begun on the Chittim 3-142H (38.1% WI). In tests, this well flowed as much as 1.05 MMcfd and 2 BOPD (gross). An eighth Glen Rose shoal well was spudded in July. Net Glen Rose shoal production at June 30, 2004, was 4.1 MMcfd and 12 BOPD, and at July 31 it was 4.5 MMcfd and 17 BOPD.

Glen Rose Reefs - To date, four new reef wells have been spudded, including three in the expanded 15-well Glen Rose reef drilling program on the Burr/Wipff prospect (100% WI) announced in May. Initial drilling had been delayed by a lack of rig availability and inclement weather. The 15 reefs were identified using new 3-D seismic data and are on trend with similarly situated gas-producing Glen Rose reefs on TXCO's lease block nearby.

Meanwhile, the Paloma E 1-54 (62.4% WI), went on production in mid July at 721 Mcfd and 10 BOPD. In initial tests, the well flowed at rates as high as 1.6 MMcfd and 5 BOPD (gross). Net Glen Rose reef production at June 30 was 1.4 MMcfd and 13 BOPD. At July 31, net Glen Rose reef production was 1.6 MMcfd and 53 BOPD.

Glen Rose Oil - TXCO (50% WI) and its operating partner, CMR Energy L.P., Houston, spudded the first new Glen Rose oil porosity well of 2004 in mid July, the Comanche 2-39H. Petrohawk Energy Corp. (Nasdaq:HAWK), Houston, is acting operator under contract to CMR. The vertical well may be converted to a horizontal completion depending on test results. Third-quarter plans include re-entering two existing vertical Glen Rose porosity wells for horizontal re-completions as a workover rig becomes available.

CMR's recent corporate restructuring has delayed 2004 Glen Rose drilling activity to date. By comparison, six Glen Rose porosity wells were drilled during the first half of 2003 while none were drilled in the first half of 2004. Glen Rose oil production has continued to decline since the last porosity well was spudded in September 2003. TXCO's budget now calls for four new Glen Rose porosity wells and four re-entries prior to the end of 2004. Net Glen Rose porosity production at June 30, 2004 was 252 BOPD. At July 31, net Glen Rose porosity production had risen to 307 BOPD.

San Miguel Waterflood - TXCO spudded five San Miguel oil wells on its Pena Creek unit (100% WI) in the second quarter. At June 30, 2004, two were on production while three were in completion. These three wells were put on production in July. Four additional wells have been spudded thus far in the third quarter with one currently on production, two in completion and one still drilling. To date, 11 water injection well workovers have been completed as part of a program to enhance water injection efficiency and increase oil output. The Company has budgeted 10 new San Miguel oil wells this year. Severe weather and flooding interrupted Pena Creek-area operations multiple times during the first-half of 2004, temporarily reducing net San Miguel oil production at June 30, 2004 to 293 BOPD. By July 31, net San Miguel production had reached 333 BOPD as wells continued to be placed back on production.

Sligo/Pearsall- The Taylor 132-1 (62.5% WI) has been producing gas through temporary production facilities from Sligo perforations while Company engineers evaluated the formation. They have determined Sligo production could not be enhanced with stimulation. Consequently, TXCO plans to perforate and test the overlying Pearsall formation. Both of these lower Cretaceous intervals lie below the Glen Rose formation but above 7,500 feet.

Jurassic - Blue Star Oil and Gas, Ltd., Dallas, the Company's operating partner in the Jurassic play, has reaffirmed plans to drill a second Jurassic wildcat in the Maverick Basin utilizing formation data gained from the Taylor wildcat to select a location. TXCO's 2004 drilling budget currently includes no provision for a second Jurassic well as Blue Star would pay 100 percent of drilling costs while carrying TXCO for a 25 percent working interest if a second well is drilled on TXCO's lease block.

Coalbed Methane - New horizontal well technology may increase gas production from TXCO's Olmos/coalbed methane (CBM) project by year-end. The Company is re-entering an existing CBM dewatering well (100% WI), to attempt a horizontal re-completion using new multiple short-radius lateral (MSRL) technology. If successful, the MSRL technique could significantly increase dewatering volumes and associated CBM gas production.

TXCO exited 2003 with 36 wells dewatering in its CBM pilot program targeting production from the multiple seams of high-volatile bituminous coal present under its leases. At June 30, 2004, the net total CBM production rate was approximately 127 Mcfd with 1,300 barrels of water per day. The Company believes the next phase of this project will require 25 to 50 wells initially, during which the Company expects to establish economic production quantities.  The Company may seek an industry partner or project-type financing,  which it believes is more suitable for this project due to its cash flow profile, as well as complementing the Company's existing capital structure. The Company may sell an interest in the CBM project to an industry partner with CBM expertise. To date, several potential industry partners have expressed an interest in TXCO's project. There are no new CBM wells included in the 2004 CAPEX budget. The Company expects this project will add significant reserves in the coming years.

Red River B Zone - The Company participated in the drilling of one new well (0.24% WI) and two re-entries (30% and 0.24% WI), all horizontal laterals, in the Williston Basin with its operating partner Luff Exploration Company. All three are currently producing. Net Williston Basin production at June 30, 2004, was 132 BOPD and 71 Mcfd.

Seismic Acquisition: In late June 2004, TXCO acquired a 75% WI in existing seismic option agreements on approximately 62,000 gross acres, in exchange for 187,500 shares of its common stock, from Pedernales Energy LLC, Verus Energy Inc. and Texas Hondo Petroleum LLC, all of Houston. TXCO will serve as operator. The agreements give the Company an option to purchase oil and gas leases on the acreage after acquiring and interpreting 3-D seismic data. The parcels are adjacent to TXCO's existing Burr and Wipff leases. This acquisition increased the Company's Maverick Basin leasehold acreage block to over 860 square miles. The new acreage is on trend with the existing lease block and appears prospective for many of the same formations and plays.

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

a.      The Company's Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 15d-14 as of June 30, 2004. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the above evaluation.

16
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

          In May 2004, the Company completed the placement of a $16 million equity offering with accredited private investors. Included were 4,266,668 shares of common stock issued at a price of $3.75, along with warrants to purchase an additional 1,280,000 common shares. The warrants are exercisable at $4.25 per share and within a window, from six-months to 3.5 years after closing of the transaction. Net proceeds from the private placement of $15.0 million will be used to expand the Company's capital expenditure program, restore balance sheet liquidity, complement on-going operations and provide for general corporate purposes.

          In June 2004, the Company filed a registration statement on Form S-3 that registers a total of 9,229,347 common shares. The shares registered were issued in conjunction with private placements in May 2004 and August 2003, warrants exercised during the first quarter of 2004, and for seismic options and producing property and leasehold acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2004, the Company held its Annual Meeting of Shareholders at the Petroleum Club of San Antonio, pursuant to the notice mailed to shareholders of record on April 23, 2004. The following matters were submitted for approval by vote at the meeting. All matters were approved by the shareholders vote and the results of the voting is shown below for each matter.

1.			Election of two Class C Directors to serve for three-year terms expiring in 2007:

Nominee	For	Against

Michael J. Pint	19,742,528	138,271
James E. Sigmon	19,742,528	138,271

There were no changes in Directors of the Company.

2.

Proposal to ratify the appointment of Akin, Doherty, Klein & Feuge, P.C., certified public accountants, as independent auditors of the Company and its subsidiaries for the calendar year ending December 31, 2004:

For	Against	Abstain

19,799,502	51,870	29,427

ITEM 5. OTHER INFORMATION

None

17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 4 Credit Agreement between The Exploration Company of Delaware, Inc. and Guaranty Bank, FSB, dated June 30, 2004, filed herewith.

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

f) Form 8-K dated April 5, 2004; regarding the press release dated April 2, 2004 with respect to the Registrant's first quarter 2004 operations update.

g) Form 8-K dated April 23, 2004; regarding the press release dated April 19, 2004 with respect to the Registrant's presentation at the IPAA Oil & Gas Investment Symposium.

h) Form 8-K dated May 6, 2004; regarding the press release dated May 5, 2004 with respect to the Registrant's first quarter 2004 earnings.

i) Form 8-K dated May 20, 2004; regarding the presentation at its shareholders meeting held May 14, 2004, and the press release dated May 18, 2004 announcing a private placement of common stock.

j)    Form 8-K dated June 10, 2004; regarding the press release dated June 7, 2004, announcing the Registrants webcast at the RBC Capital Markets' North American Energy and Power Conference, and an outline of slides used in that presentation.

k) Form 8-K dated June 18, 2004; regarding the press release of the same date entitled "The Exploration Company Updates Maverick Basin Operations."

l)    Form 8-K dated July 28, 2004; regarding the press release dated July 27, 2004, entitled "The Exploration Company Updates First-Half 2004 Operations; Signs New $50 Million Credit Facility; Adds to Maverick Basin Rig Count and Acreage Position."

m)    Form 8-K dated August 3, 2004; regarding the press release dated July 30, 2004, entitled "The Exploration Company to Webcast 9th Oil & Gas Conference Presentation" and providing an outline of the slides used in said presentation on August 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	THE EXPLORATION COMPANY
	(Registrant)

	/s/ P. Mark Stark

	P. Mark Stark,
	Chief Financial Officer

Date: August 9, 2004

18