Form 10-Q
period 2005-03-31
EXPLORATION CO OF DELAWARE INC
filed 2005-05-10
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended	Commission File No.
March 31, 2005	0-9120

THE EXPLORATION COMPANY OF DELAWARE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	84-0793089
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
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

YES [X]	NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 2005.

Common Stock $0.01 par value	28,365,563
(Class of Stock)	(Number of Shares)

For more information go to www.txco.com.

Total number of pages is 17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2005	December 31, 2004

Assets

Current Assets:
Cash and equivalents	$ 1,515,038	$3,118,328
Accounts receivable, net	7,295,352	8,985,373
Prepaid expenses and other	1,485,407	800,045
Accrued derivative asset - current	-	133,971

Total Current Assets	10,295,797	13,037,717

Property and Equipment, net - successful efforts method of accounting for oil and gas properties	98,937,556	94,836,476

Other Assets:
Deferred tax asset	5,232,718	5,232,718
Other assets	1,258,532	1,130,413

Total Other Assets	6,491,250	6,363,131

Total Assets	$115,724,603	$114,237,324

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2005	December 31, 2004

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, trade	$ 9,023,480	$10,339,934
Other payables and accrued liabilities	5,105,350	5,449,553
Derivative settlements payable	79,588	49,185
Accrued derivative obligation - current	2,422,927	-
Undistributed revenue	871,127	1,062,000
Current portion of long-term debt	134,501	1,666,466

Total Current Liabilities	17,636,973	18,567,138

Long-term Liabilities:
Long-term debt, net of current portion	20,399,237	17,099,237
Accrued derivative obligation - long-term	839,329	-
Redeemable preferred stock, Series B (redemption value - $16 million)	11,216,560	10,991,308
Accrued dividends - preferred stock	257,727	217,728
Asset retirement obligation	1,699,110	1,679,600

Total Long-Term Liabilities	34,411,963	29,987,873

Stockholders' Equity:
Preferred stock, Series A; authorized 10,000,000 shares issued and outstanding -0- shares	-	-
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued 28,465,363 and 28,110,363 shares, outstanding 28,365,563 and 28,010,563 shares	284,653	281,103
Additional paid-in capital	85,302,805	84,010,730
Accumulated deficit	(21,665,784)	(18,363,513)
Less treasury stock, at cost, 99,800 shares	(246,007)	(246,007)

Total Stockholders' Equity	63,675,667	65,682,313

Total Liabilities and Stockholders' Equity	$115,724,603	$114,237,324

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Revenues
Oil and gas sales	$ 7,683,463	$ 6,155,182
Gas gathering operations	6,927,394	5,208,893
Other operating income	6,127	3,322

Total Revenues	14,616,984	11,367,397

Costs and Expenses
Lease operations	1,685,506	1,247,386
Production taxes	461,437	386,580
Exploration expenses	512,190	174,397
Impairment and abandonments	564,394	516,900
Gas gathering operations	6,571,958	4,894,134
Depreciation, depletion and amortization	2,481,196	2,335,297
General and administrative	1,179,214	968,121

Total Costs and Expenses	13,455,895	10,522,815

Income from Operations	1,161,089	844,582

Other Income (Expense)
Derivative settlements loss	(168,481)	-
Derivative mark to market loss	(3,396,227)	-
Interest income	11,957	3,924
Interest expense	(869,512)	(729,993)
Loan fee amortization	(16,098)	(5,256)

Total Other Income (Expense)	(4,438,361)	(731,325)

Income before income taxes and minority interest	(3,277,272)	113,257

Minority interest in income of subsidiaries	-	18,160

Income before income taxes	(3,277,272)	131,417
Income tax expense	(24,999)	(62,500)

Net (Loss) Income	$(3,302,271)	$ 68,917

(Loss) Earnings Per Share
Basic (loss) earnings per share	$(0.12)	$0.00

Diluted (loss) earnings per share	$(0.12)	$0.00

See notes to consolidated financial statements

THE EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Operating Activities
Net (loss) income	$(3,302,271)	$ 68,917
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,481,196	2,335,297
Impairment and abandonments	564,394	516,900
Minority interest in income of subsidiaries	-	(18,160)
Non-cash derivative mark to market loss	3,396,227	-
Non-cash interest expense and accretion of liability - redeemable preferred stock	265,251	247,532

Net cash provided by operating activities, before changes in operating assets and liabilities	3,404,797	3,150,486

Changes in operating assets and liabilities:
Receivables	1,690,021	(1,289,818)
Prepaid expenses and other	(813,482)	367,239
Accounts payable and accrued expenses	(1,821,127)	1,604,426

Net cash provided by operating activities	2,460,209	3,832,333

Investing Activities
Development and purchases of oil and gas properties	(7,112,425)	(6,125,299)
Purchase of other equipment	(14,734)	(31,978)
Changes in minority interests	-	28,075

Net cash used by investing activities	(7,127,159)	(6,129,202)

Financing Activities
Proceeds from issuance of common stock, net of expenses	1,295,625	3,491,433
Proceeds from long-term debt obligations	3,300,000	-
Payments on long-term debt obligations	-	(1,050,000)
Payments on installment obligations	(1,531,965)	(1,464,017)

Net cash provided by financing activities	3,063,660	977,416

Change in Cash and Equivalents	(1,603,290)	(1,319,453)

Cash and equivalents at beginning of period	3,118,328	6,180,560

Cash and Equivalents at End of Period	$ 1,515,038	$ 4,861,107

See notes to consolidated financial statements

THE EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of The Exploration Company ("TXCO" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

2. Fair Value of Stock Options

At March 31, 2005, the Company has a stock-based employee compensation plan which is described more fully in Note F, "Stockholders' Equity," to the December 31, 2004, audited consolidated financial statements contained in the Company's Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is normally reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three month periods ended March 31:

Three Months Ended March 31:	2005	2004

Net (loss) income as reported	$(3,302,271)	$68,917

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	1,179	-

Pro forma (loss) earnings	$(3,303,450)	$68,917

(Loss) earnings per common share:
Basic, as reported	$(0.12)	$0.00
Basic, pro forma	(0.12)	0.00
Diluted, as reported	(0.12)	0.00
Diluted, pro forma	(0.12)	0.00

The Financial Accounting Standards Board ("FASB") issued Statement No. 123R in December 2004, requiring the expensing of the fair value of unvested options for periods beginning after June 15, 2005. The SEC has further delayed the effective date of this FASB Statement to the first quarter of fiscal years beginning after June 15, 2005.

3. Common Stock and Basic Income Per Share

As of March 31, 2005, the Company had outstanding warrants and options to purchase 3,012,333 shares of common stock at prices ranging from $0.98 to $5.17 per share. Of these, warrants and options to purchase 2,414,833 shares were exercisable at quarter end. The warrants and options expire at various dates through September 2014.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation:

	2005			2004
Three Months Ended March 31	Shares	(Loss) or Income	Per Share Amount	Shares	(Loss) or Income	Per Share Amount

(In thousands, except per share data)
Basic EPS:
Net (loss) income	28,176	$(3,302)	$(0.12)	22,885	$ 69	$0.00
Effect of dilutive options	-	-	-	1,060	-	-

Dilutive EPS	28,176	$(3,302)	$(0.12)	23,945	$ 69	$0.00

4. Income Taxes

The Company has recorded a deferred tax asset for the amount expected to be realized through taxable earnings. In determining taxable earnings, the Company uses income projections reduced by graduating percentages to compensate for uncertainties inherent in future years' projections. Total income tax expense is computed based on the Company's estimated annualized federal income tax for the year, considering the impact of any change in the amount of deferred tax asset. The Company does not expect to incur regular income tax for 2005 operations due to the availability of net operating loss carryforwards. However, we expect to incur corporate alternative minimum and franchise taxes, and for the three months ended March 31, 2005, recorded an expense of $24,999.

5. Long-Term Debt

Bank Credit Facility: The Company has a $50 million senior secured revolving credit facility with Guaranty Bank ("Facility"), which has a three-year term expiring in 2007. The Facility is collateralized by all of the Company's proven oil and gas properties, with the borrowing base established on current levels of TXCO's oil and gas reserves, and features bi-annual redeterminations. Interest under the Facility is based on, at TXCO's option, (a) the London Interbank Offered Rate ("LIBOR") plus an applicable margin ranging from 2.00% to 2.50% or (b) prime plus an applicable margin ranging from 0.00% to 0.25% ("floating rate"). At March 31, 2005, the borrowing base was $26,500,000, and the Company had outstanding $20.4 million with a weighted average interest rate of 5.29%.

When borrowing under the Facility exceeds 50% of the borrowing base, the Company is required to hedge a portion of its production. As a result, TXCO entered into financial price hedges beginning in October 2004 and entered into additional financial price hedges in March 2005. While the Company has entered into derivatives for hedging and risk management purposes, the Company has elected to treat its derivatives as investments as set out under FAS 133. Accordingly, the hedges are marked to market at each period end, and the change in market value is recorded on the income statement each period as Derivative Mark to Market Gains or Losses impacting the volatility of reported earnings. During first quarter 2005, the Facility's definition for the current ratio was amended to exclude all current assets and liabilities generated by derivative transactions.

The Facility contains additional terms and conditions consistent with similarly positioned companies. These conditions include various restrictive covenants such as minimum levels of interest coverage, tangible net worth and current ratio, a maximum debt to EBITDAX ratio, restricting the payment of dividends other than the dividends payable under the redeemable preferred stock, and prohibiting a change of control or incurring additional debt. EBITDAX is earnings before income taxes, interest, depreciation, depletion, amortization, impairment, abandonment and exploration expense. The ratios used for determining compliance with the Facility are defined within that Facility and may not be equivalent to other uses of those terms. The Company was in compliance with all such covenants at March 31, 2005.

6. Derivative Instruments and Hedging Activity

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  While the use of these arrangements limits the Company's ability to benefit from increases in the price of oil and natural gas, it also reduces the Company's potential exposure to adverse price movements.  The Company's arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit the Company's potential gains from future increases in prices.  None of these instruments are used for trading purposes. On a quarterly basis, the Company's management sets all of the Company's price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and the Board of Directors.  The Board of Directors continuously monitors the Company's policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. The Company is currently accounting for its contracts as investments as set out under FAS 133. Therefore, the changes in fair value are recorded in revenue immediately as unrealized gains or losses.

The outstanding hedges at March 31, 2005 and December 31, 2004 impacting the balance sheet were as follows:

						Fair Value of Outstanding Hedging and Derivative Contracts as of
Transaction				Price	Volumes	March 31,	December 31,
Date	Type	Beginning	Ending	Per Unit	Per Month	2005 (3)	2004 (3)

Natural Gas (1):
10/04	Ratio Swap	11/01/2004	10/31/2005	$5.37	140,000	$(552,000)	$53,000
03/05	Fixed Price	11/01/2005	10/31/2006	$6.83	140,000	(1,012,000)	-
Crude Oil (2):
10/04	Ratio Swap	11/01/2004	10/31/2005	$39.10	15,000	(501,000)	81,000
03/05	Fixed Price	11/01/2005	10/31/2006	$49.40	15,000	(1,197,000)	-

						$(3,262,000)	$134,000

(1)   These natural gas hedges were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

(2)   These crude oil hedges were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

(3)   The fair value of the Company's outstanding transactions is presented on the balance sheet by counterparty. The balance is shown as current or long-term based on our estimate of the amounts that will be due in the relevant time periods if prices remain at current levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report are not historical in nature, including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, as reported in its Form 10-K for the year ended December 31, 2004. See "Disclosure Regarding Forward Looking Statements".

Overview

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto.

The Exploration Company is an independent oil and gas enterprise with interests primarily in the Maverick Basin in Southwest Texas. Its long-term business strategy is to build shareholder value by acquiring undeveloped mineral interests and internally developing a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. The Company accounts for its oil and gas operations under the successful efforts method of accounting and trades its common stock on the Nasdaq Stock MarketSM under the symbol "TXCO." The Company currently has five drilling rigs in operation on its extensive 727,000-gross acre block in the Maverick Basin, targeting seven separate formations for the production of oil and natural gas. Current emphasis is on the Georgetown and Glen Rose formations. The 2005 capital expenditures budget (CAPEX) includes funds for the drilling or re-entry of over 60 wells (34 in the Georgetown formation), as well as funds for completion of a number of wells in progress at year-end 2004 and for infrastructure improvements.

Due to the availability of many promising prospects on our Maverick Basin acreage, and higher and more stable oil and gas prices, drilling activity has remained brisk over the last three years. (For further discussion of this activity, see the "Principal Areas of Activity" and "Drilling Activity" sections of TXCO's Annual Report on Form 10-K). The resulting increased expenditures should continue to translate into increased reserves as an adequate production history is established. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recording of reserves.

TXCO reported a net loss of $3.3 million or $0.12 per basic share for the quarter ended March 31, 2005, as the result of $3.6 million in hedging losses, including a $3.4 million non-cash derivative mark to market loss, compared to a net income of $69,000 or $0.003 per basic and diluted share for the prior year period. The Company was not involved in hedges during first quarter 2004. Excluding the hedging losses, net income would have been $262,000, 280.8% higher than first quarter 2004. Production was up 1.3% on a billion cubic feet equivalent (Bcfe) basis and oil and gas revenues were up 24.8% over first quarter 2004. Higher lease operating costs, impairment and depletion charges, and interest expense were more than offset by higher oil and gas revenues and higher gross profit on gas gathering operations. These factors are discussed in the Results of Operations section. Net cash provided by operating activities for first quarter 2005 was $3.4 million, excluding changes in operating assets and liabilities, as compared to $3.2 million in the 2004 first quarter.

	First Quarter
Operational Data	2005	2004	Change

Gas sales volumes (Mcf)	693,476	638,650	+	8.6%
Oil sales volumes (Bbls)	74,837	81,553	-	8.2%
Combined sales volumes (MMcfe)	1,142	1,128	+	1.3%
Net residue and NGL sales volumes (MMbtu)	807,699	836,653	-	3.5%
Gas average sales price per Mcf	$6.14	$5.55	+	10.5%
Oil average sales price per Bbl	$45.78	$31.98	+	43.2%
Residue & NGL average sales price per MMbtu	$8.40	$6.11	+	37.5%
Gas - average daily sales (MMcfd)	7.7	7.0	+	9.8%
Oil - average daily sales (BOPD)	832	896	-	7.2%
Combined average daily sales (MMcfed)	12.7	12.4	+	2.4%

In December 2004, TXCO retained Raymond James & Associates ("RJA") to assist in actively pursuing strategic alternatives designed to enhance shareholder value, including a merger or sale of the Company. No formal decisions have been made and no agreements have been reached at this time. There can be no assurances that any particular alternative will be pursued or that any transaction will occur, or on what terms.

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

Bank Credit Facility: The Company has a $50 million senior secured revolving credit facility with Guaranty Bank ("Facility"), which has a three-year term expiring in 2007. The Facility is collateralized by all of the Company's proven oil and gas properties, with the borrowing base established on current levels of TXCO's oil and gas reserves, and features bi-annual redeterminations. Interest under the Facility is based on, at TXCO's option, (a) the London Interbank Offered Rate ("LIBOR") plus an applicable margin ranging from 2.00% to 2.50% or (b) prime plus an applicable margin ranging from 0.00% to 0.25% ("floating rate"). At March 31, 2005, the borrowing base was $26,500,000, and the Company had outstanding $20.4 million with a weighted average interest rate of 5.29%.

When borrowing under the Facility exceeds 50% of the borrowing base, the Company is required to hedge a portion of its production. As a result, TXCO entered into financial price hedges beginning in October 2004 and entered into additional financial price hedges in March 2005. While the Company has entered into derivatives for hedging and risk management purposes, the Company has elected to treat its derivatives as investments as set out under FAS 133. Accordingly, the hedges are marked to market, and the change in market value is recorded on the income statement each period as Derivative Mark to Market Gains or Losses impacting the volatility of reported earnings. During first quarter 2005, the Facility's definition of the current ratio was amended to exclude all current assets and liabilities generated by derivative transactions.

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

Management believes the Facility, along with the Company's positive cash flow from existing production and anticipated production increases from new drilling, will provide adequate capital to fund operating cash requirements and complete its scheduled exploration and development goals for 2005. TXCO expects to further increase its borrowing base commensurate with the expected growth of its proved oil and gas reserves throughout the base term of the Facility. Should product prices materially weaken, or expected new oil and gas production levels not be attained, the resulting reduction in projected revenues would cause the Company to re-evaluate its working capital options and would adversely affect the Company's ability to carry out its current operating plans.

Risk Management Activities -- Derivatives and Hedging: Due to the instability of oil and natural gas prices, the Company enters into, from time to time, price-risk management transactions for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations. While the use of these arrangements limits the benefit from increases in the price of oil and natural gas, it also reduces the potential exposure to adverse price movements.  These arrangements apply to only a portion of the Company's production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. None of these instruments are used for trading purposes. On a quarterly basis, our management sets all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and the Board of Directors.  Our Board of Directors monitors the Company's price-risk management policies and trades.

Beginning in October 2004, the Company has entered into derivative transactions. To date, TXCO has elected to treat its derivatives as investments as set out under FAS 133, therefore, changes in the fair value of these derivatives are reported currently in the consolidated statement of operations as derivative mark to market gains or losses.

Sources and Uses of Cash: During the first quarter of 2005, cash reserves of $3.1 million at December 31, 2004, were increased by cash provided by operating activities of $2.5 million. In addition, borrowings under the Facility totaled $3.3 million and proceeds from the exercise of warrants totaled $1.3 million, resulting in total cash available of $10.2 million for use in meeting the Company's ongoing operational and development needs.

Payments on installment debt totaled $1.5 million in principal, with interest payments of $613,000. The Company applied $7.1 million to fund the ongoing development of its oil and gas producing properties.

Adjusted for the impact of the derivative mark to market loss on current liabilities, the Company ended the first quarter of 2005 with negative working capital of $4.9 million compared to negative working capital of $5.5 million at December 31, 2004. At March 31, 2005, with the same adjustment, the Company's current ratio was 0.68 to 1 compared to 0.70 to 1 at year end. Including the estimated $2.4 million current liability for derivative mark to market loss booked in 2005, negative working capital was $7.3 million, with a current ratio of 0.58 to 1. The Company exited the first quarter with an unused borrowing base of $6.1 million under its Credit Facility. Its ending working capital was impacted by $2.4 million short-term accrued derivative mark to market obligations related to hedges entered into in connection with the Facility along with lower cash balances held and increased payables to joint interest owners. Before changes in operating assets and liabilities, first quarter cash flow from operating activities was $3.4 million in 2005 compared to $3.2 million for the first quarter of 2004, a 8.1% increase over the same period a year ago. Changes in operating assets and liabilities include increases or decreases in receivables, accounts payable and prepaid expenses from the prior year-end balances. First quarter cash flow from operating activities, including changes in operating assets and liabilities, decreased to $2.5 million from $3.8 million in the comparative prior year period.

Results of Operations

The following table highlights the change from first quarter 2004:

Selected Income Statement Items:	$ thousands		%

Oil and gas revenues	+	$1,528	+	24.8
Lease operating expense	+	438	+	35.1
Depreciation, depletion & amortization	+	146	+	6.2
Derivative mark to market loss	+	3,396	+	100.0
Derivative settlements loss	+	168	+	100.0
Net loss	-	3,371	n/m	*
* not meaningful as changed from income to loss

The increase in oil and gas revenue for the first quarter of 2005, as compared to the same period of 2004, is attributable to higher gas production along with higher oil and natural gas prices, partially offset by a decline in oil production. Gas sales volumes increased 8.6% for the quarter over the prior year quarter, primarily due to Georgetown and Glen Rose wells put on production since March 31, 2004. This increase was offset by 8.2% lower oil production, primarily related to fewer wells drilled with our operating partner on the Comanche lease over the last year. Sales volumes increased slightly on a Mcfe basis in the 2005 first quarter over the same 2004 period. Average realized sales prices for oil and natural gas were up 43.2% and 10.5%, respectively, for the first quarter of 2005 over the same quarter of 2004.

The 35.1% increase in lease operating expenses ("LOE") for the first quarter of 2005 as compared to the same period of 2004 primarily reflects costs related to 43 additional Maverick Basin oil and gas wells placed on production since March 31, 2004.

The Company's gas gathering system transports its natural gas production to various markets. It also transports production for other owners at a set rate per million British thermal units (MMBtu). It sells gas at several points along the system with a significant portion being delivered to purchasers through the Enterprise/Gulf Terra Pipeline System (Enterprise). Enterprise processes gas delivered through it to remove natural gas liquids, which it markets separately. The Company receives a share of the revenues for these liquids. Natural gas pricing fluctuations are reflected at the wellhead for the Company's operated gas properties.

During the first quarter of 2005, gas gathering operations revenues increased 33.0% due to higher average sales prices for both residue gas and natural gas liquids, when compared to the same period of 2004. Increased sales volumes for natural gas liquids, consistent with the greater number of gas wells connected to the gathering system compared to the prior period, also contributed to the growth in revenues.

The following table summarizes the change from first quarter 2004:

Change in Gas Gathering Results:	$ thousands		%

Revenues:
Third-party natural gas sales	+	1,338	+	32.7
Natural gas liquids sales	+	336	+	32.9
Transportation and other revenue	+	45	+	45.6

Total gas gathering revenues	+	1,719	+	33.0

Expense:
Third-party gas purchases	+	1,685	+	36.7
Transportation and marketing expenses	-	5	-	6.6
Direct operating costs	-	2	-	0.9

Total gas gathering operations expense	+	1,678	+	34.3

Gross margin	+	41	+	12.9

Operational data
Total sales volumes (MMBtu)	-	28,954	-	3.5
Average sales price (per MMBtu)	+	$2.29	+	37.5

Depreciation, depletion and amortization increased 6.2% over the comparable prior year period. The major component of this increase was higher depletion, up $111,000. The increase was consistent with the increased number of producing wells subject to depletion and with increased depletion rates due to the maturing profile of existing producing wells.

General and administrative expense increased 17.3% for the first quarter of 2005 as compared to the same period in 2004, while declining to approximately 8.1% of total revenues from 8.8% in the prior year quarter. The increase in expense was primarily due to five additional full-time employees hired across the organization since March 31, 2004, with the associated increased salaries, wages, benefits and office-related expenses. TXCO's matching contribution to the 401k plan, implemented in March 2004, was $26,000. Higher costs for independent engineer's services and franchise taxes, related to increased activity levels, were largely offset by lower costs for investor communications activities, information systems and travel. Consulting service charges related to the completion of the initial internal control certifications were $52,000 during the first quarter of 2005.

The $3.4 million in non-cash mark to market losses accrued on hedges of future oil and gas sales volumes resulted in the net loss for the first quarter of 2005. TXCO has hedges in place covering 15,000 barrels of oil (BO) and 140,000 MMBtu of gas on a monthly basis through October of 2006. Additionally, derivative losses on the closed periods amounted to $168,000 in the first quarter of 2005, bringing the total hedging loss to $3.6 million. No hedges were in place during the first quarter of 2004. These hedges were placed at prices considered very attractive at their inception. Commodity prices have been much higher than anticipated over recent months.

Interest expense for the first quarter of 2005 increased by $140,000 over the same period of 2004 due to higher levels of borrowings under the Credit Facility. Approximately 30.5% of the interest expense is a non-cash accrual reflecting the accretion of the liability on the redeemable preferred stock to its full redemption value.

Drilling Activities

The Company drilled or participated in drilling nine new wells and three re-entries on its lease block in the Maverick Basin in the first quarter of 2005. At March 31, 2005, four of these wells were producing, six wells were in completion, and two wells remained drilling. The first quarter wells focused primarily on the Georgetown formation. By comparison, the Company participated in 11 wells during first quarter 2004 targeting the Glen Rose and Georgetown intervals. For the first quarter 2005, Company had net daily sales of approximately 832 barrels of oil per day (BOPD) and 7.7 million cubic feet per day (MMcfd) of natural gas, a combined rate of approximately 12.7 million cubic feet equivalent per day (MMcfed). The comparable figures for fourth quarter 2004 were 1,007 BOPD and 8.1 MMcfd, or 14.2 MMcfed, while the first quarter of 2004 was 896 BOPD and 7.0 MMcfd, or 12.4 MMcfed. Thus far in the second quarter TXCO spud four new wells, targeting three formations, with two currently in completion while two continue drilling.

Normal production declines were experienced in the first quarter, as new wells put on production did not fully replace declines on maturing wells. There are five rigs under contract for TXCO or its partner's account to facilitate drilling over 60 wells, including four re-entries, during 2005.

Georgetown - The Company started 10 Georgetown drilling projects during the first quarter 2005, including eight new wells and two re-entries. Four of the wells have been placed on production, three are awaiting pipeline connections, one is in completion while two were drilling at quarter-end. TXCO has allocated the largest share of its 2005 CAPEX budget to the successful Georgetown play with a projected 34 new wells and one re-entry. Net Georgetown estimated daily sales exit rate at March 31, 2005 stood at 3.3 MMcfd and 393 BOPD, compared to 0.9 MMcfd and 56 BOPD at March 31, 2004.

TXCO continued to have good success in the Georgetown play across the southern portion of its Maverick Basin acreage. In late March, the Covert 1-18H (50 percent working interest) went on production flowing 2.4 MMcfd while the Gary 3H (75% WI) went on production at 239 BOPD and 154 thousand cubic feet per day.

Meanwhile, the Cage Ranch 2-18H (50% WI) tested at rates up to 2.5 MMcfd and 96 BOPD on a 20/64-inch choke with 2,100 pounds per square inch (psi) flowing tubing pressure. Nearby, the Speer 1-520H (50% WI) flowed at rates up to 2.6 MMcfd on a 16/64-inch choke with 2,178psi flowing tubing pressure. Both wells currently await pipeline connections. A new horizontal well was spud in mid-April on the Burr lease and is awaiting completion.

Since the Georgetown is a fractured reservoir, it is difficult to predict the type and quantity of ultimate reserves for each well as such reservoirs typically have hyperbolic decline curves, with high initial production rates that rapidly fall to lower sustained rates. In better wells, first year declines typically range from 35 to 70%, while less productive wells may experience a first year decline of approximately 90%.

Glen Rose - The Company re-entered one Glen Rose porosity well in the first quarter following the expiration of a yearly hunting season drilling moratorium in January. During tests, the well initially had strong oil flows that were later replaced by water. The operator, CMR Energy LP of Houston, is in the process of setting a packer to block the water intrusion and expects to resume testing shortly.

Glen Rose targets represent the second-largest portion of the Company's 2005 CAPEX budget. TXCO currently plans to drill six new wells and re-enter three existing wells, targeting both the oil-prone porosity and gas-prone Glen Rose shoal. Net Glen Rose estimated daily sales exit rate at March 31, 2005 was 3.3 MMcfd and 220 BOPD, compared to 2.5 MMcfd and 239 BOPD at March 31, 2004. A new horizontal porosity well was spud on May 1 and is currently drilling.

Other Maverick Basin Plays - TXCO currently plans to drill several other formations in 2005, part of its multi-play strategy in the multi-pay Maverick Basin. This year's CAPEX calls for six wells to formations besides the Georgetown, Glen Rose and San Miguel. The Burr A 7-31 (100% WI) was spudded in the first quarter targeting the oil-prone Edwards formation. The well went on production in late April on gas lift, producing 12 BOPD and 6 Mcfd with 37 barrels of water per day (BWPD). Completion will begin shortly on the Paloma E 2-139H (62.5% WI) to the oil-prone Austin Chalk formation.

Meanwhile, drilling will start in the second quarter on TXCO's Pena Creek San Miguel oil play as an additional drilling rig becomes available. The Company's CAPEX budget calls for 12 San Miguel wells in 2005, including 10 on its Pena Creek lease.

Red River B Zone - The Company participated in drilling one new well (3.1% WI) in the Williston basin with its operating partner Luff Exploration Company during the first quarter. The well was completed in late April, pumping 221 BOPD and 153 BWPD. TXCO did not participate in any wells in this region in 2004's first quarter.

Coalbed Methane (CBM) - TXCO exited the first quarter of 2005 with 32 wells dewatering the multiple seams of bituminous coal present under its Comanche lease. At March 31, 2005, the net CBM estimated daily sales rate was 43 Mcfd with 349 BWPD.

Asset Exchange Agreement - In February 2005, TXCO entered into an asset exchange agreement with Arrow River Energy LP and CMR Energy LP, both of Houston. TXCO received a 50% working interest in all depths and formations in 174,460 gross acres located in Maverick, Dimmit and Zavala counties of Texas and 140 square miles of 3-D seismic data over a portion of the new acreage. TXCO will serve as operator and Arrow River reserved an after-payout, term net-profits interest in new wells drilled on the new acreage. In exchange, Arrow River and CMR collectively received a 50% working interest in 106,500 acres comprised of three tracts within TXCO's existing acreage block. These include shallow depths to the base of the San Miguel formation (including CBM) under 95,300 acres of the Comanche Ranch lease and beneath 7,900 acres of the Chittim B lease, and all depths under the 3,300-acre Chittim C lease. CMR assumed operations on these tracts including all existing CBM and San Miguel wells.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price increases.

The Company is exposed to market risk through interest rates related to our bank credit facility borrowing. The credit facility borrowings are based on the LIBOR or prime rate plus an applicable margin and are used to assist in meeting our working capital needs. As of March 31, 2005, the Company had borrowings under its bank credit facility of $26.5 million. Assuming an increase in either the LIBOR or prime rate of interest of 100 basis points, interest expense could increase by approximately $265,000 per year. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial position.

In the normal course of business the Company enters into hedging transactions, including fixed price and ratio swaps to mitigate exposure to commodity price movements, but not for trading or speculative purposes.   During 2004 and 2005, due to the instability of prices and to achieve a more predictable cash flow, TXCO put in place natural gas and crude oil swaps for a portion of its 2005 and 2006 production. Please refer to Note 6 to the consolidated financial statements. While the use of these arrangements limits the benefit of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The following is a list of contracts outstanding as of March 31, 2005:

				Price	Volumes Per
Transaction Date	Transaction Type	Beginning	Ending	Per Unit	Per Month

Natural Gas (1):
10/04	Ratio Swap	11/01/2004	10/31/2005	$5.37	140,000 MMbtu
03/05	Fixed Price	11/01/2005	10/31/2006	$6.83	140,000 MMbtu
Crude Oil (2):
10/04	Ratio Swap	11/01/2004	10/31/2005	$39.10	15,000 Bbl
03/05	Fixed Price	11/01/2005	10/31/2006	$49.40	15,000 Bbl

(1)   These natural gas hedges were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

(2)   These crude oil hedges were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

At March 31, 2005, the fair value of the outstanding hedges was a liability of approximately $3.3 million. A 10% change in the commodity price per unit would cause the fair value of the hedges to increase or decrease by approximately $326,000.

15
See also the Company's Annual Report on Form 10-K, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

ITEM 4. CONTROLS AND PROCEDURES.

a.      The Company's Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and Rule 15d-14 as of March 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the above evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

          During the first quarter of 2005, investors exercised warrants to purchase 155,000 shares of common stock at $2.875 per share, and 200,000 shares of common stock at $4.25 per share. A total of 355,000 shares of common stock were issued, resulting in cash proceeds to the Company of approximately $1.3 million. Proceeds from the exercises were used in the ordinary course of business. The $2.875 warrants were subject to registration rights and will be registered by the Company when the next registration filing is prepared.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 4.1 First Amendment to Credit Agreement Between The Exploration Company of Delaware, Inc. and Guaranty Bank, FSB as Lender, Effective as of March 24, 2005, filed herewith.

b) Exhibit 10.1 Asset Exchange Agreement by and between Arrow River Energy, L.P. and The Exploration Company of Delaware, Inc. dated February 11, 2005, filed herewith.

c) Exhibit 10.2 Irrevocable Letter of Credit benefiting Coral Energy Holdings, L.P. issued March 7, 2005, filed herewith.

d) Exhibit 31.1 Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended filed herewith.

e) Exhibit 31.2 Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended filed herewith.

f) Exhibit 32.1 Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002 filed herewith.

16
g) Exhibit 32.2 Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		THE EXPLORATION COMPANY
		(Registrant)

		/s/ P. Mark Stark

		P. Mark Stark,
		Chief Financial Officer

Date: May 10, 2005

17