Form 10-K/A
period 2004-12-31
EXPLORATION CO OF DELAWARE INC
filed 2005-10-11
CIK 313395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)
For a print friendly version, click here.

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

For more information, go to www.txco.com.

Explanatory Note

This Amendment to the Annual Report on Form 10-K is the result of a staff review by the Division of Corporation Finance, which requested clarification of several items and the removal of subtotals on certain tables. It is being filed for the purpose of amending the following items of the Annual Report:

(i) Item 2 (Properties)
To amend the description of the calculation of PV-10 Value

(ii) Item 6 (Selected Financial Data)
To add two additional data items

(iii) Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations)
Overview section:
(a)

To provide a description of the calculation of reserve replacement ratio and a cross reference to the discussion in the "Reliance on Estimates of Proved Reserves" section regarding the uncertainties surrounding reserve estimates

(b) To add a paragraph on "Reserve Replacement"
Critical Accounting Policies and Estimates section:
(c) To add a paragraph on the handling of the sale of a partial interest in an unproved property
Sarbanes Oxley Section 404 Implementation section:
(d) To modify the final sentence in the first paragraph of the Sarbanes Oxley 404 discussion.

(iv) Item 8 (Financial Statements and Supplementary Data):
(a)

To replace the "Report of Independent Registered Public Accounting Firm" due to the reference to auditing in accordance with U.S. generally accepted auditing standards, rather than the newly required verbiage of "in accordance with the standards of the Public Company Accounting Oversight Board (United States)"

(b) To remove the subtotal labeled "Net cash provided by operating activities, before changes in operating assets and liabilities" from the "Consolidated Statements of Cash Flows"
(c) To add additional disclosure regarding 3-D seismic to Note A under "Oil and Gas Properties"
(d) To remove a subtotal line labeled "Future net cash inflows before income tax" from the "Standardized measure" table in Note L

(v) Item 9A (Controls and Procedures):
(a) To remove the word "significant" from the third and fourth sentences

Note: There are no other changes to the original Form 10-K filing other than those outlined in this document. This Amendment does not affect the financial results reflected in the financial statements as originally filed. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendments summarized above.

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

5
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

9
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

11
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

12
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

13
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

14
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

15
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

The PV-10 Value is based on the estimated future net revenues, as prepared by the Company's independent reservoir engineering firm in accordance with SFAS No. 69. Accordingly, the estimate is net of estimated production, future development costs and future outflows related to asset retirement obligations, and do not give effect to non-property related expenses, such as corporate general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization. PV-10 Value differs from the standardized measure by the present value of estimated income taxes.

Oil prices used in PV-10 Value are based on a December 31, 2004 Flint Hills South Texas Light Crude posted price of $38.50 per barrel, adjusted by lease for quality, transportation fees, regional price differentials and fixed price contracts for the life of each respective contract. Gas prices used in PV-10 Value are based on a December 31, 2004 Houston Ship Channel spot market price of $5.815 per MMBtu, adjusted by lease for energy content, transportation fees, and regional price differentials. Oil and gas prices are held constant. While the methodology is the same across companies, the reference price and adjustments will vary between companies based on conditions in their production areas.

Because PV-10 Value may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K, the Company will include in its future filings with the SEC, the disclosures required by Item 10(e) of Regulation S-K with respect to PV-10 Value, including the following reconciliation to the most directly comparable GAAP financial measure (Standardized Measure), and the following discussion of how management uses the measure and why it is useful to investors.

Management believes that the presentation of PV-10 Value is appropriate in its filings and is relevant and useful to its investors because it presents the discounted future net cash flows attributable to its proved reserves prior to taking into account corporate future income taxes and it is a useful measure for evaluating the relative monetary significance of the Company's oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company's reserves to other companies. Management uses this measure when assessing the potential return on investment related to its oil and natural gas properties. The PV-10 Value and the standardized measure of discounted future net cash flows are not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company.

Detail of PV-10 and Reconciliation to Standardized Measure
	PV-10 Value of Estimated Future Net Revenues, by year:
	2005			$19,675,000
	2006			11,744,000
	2007			12,693,000
	2008			7,760,000
	2009			7,454,000
	Thereafter			21,442,000

	Total PV-10 value			$80,768,000

	Less present value of estimated income taxes			15,306,000

	Standardized measure			$65,462,000

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

16

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

17
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

18
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

19
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

Year Ended December 31

(In thousands, except per share data)	2004	2003	2002	2001	2000

Operating revenues	$57,735	$39,545	$18,958	$13,759	$14,361

Net income (loss)	2,797	41	(311)	(50)	6,762

Basic income (loss) per common share	0.11	0.00	(0.02)	(0.00)	0.39

Net cash provided by operating activities	16,447	15,158	7,389	8,564	6,530

Net cash used by investing activities	(37,718)	(36,282)	(27,655)	(11,895)	(6,439)

Net cash provided (used) by financing activities	20,208	24,971	20,580	(548)	2,426

Total Assets	114,237	84,206	53,036	29,843	29,206

Long-term obligations	31,654	28,909	7,217	862	1,195

Stockholders' Equity	$65,682	$42,792	$36,970	$23,057	$23,322

Weighted average shares outstanding - Basic	26,066	20,781	19,081	17,441	17,242

20
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

The Company currently has four drilling rigs under operation on its extensive 727,000-acre position in the Maverick Basin, targeting at least three separate formations for the production of oil and natural gas. Completions in 2004 included 24 gas and 25 oil wells, which included two wells spud in 2003 and six re-entries during 2004, while 15 wells spud during the year remained in progress at year-end. Current emphasis is on the Georgetown, San Miguel and Glen Rose formations. The 2005 capital expenditures budget includes funds for 59 new wells (35 in the Georgetown formation, six in the Glen Rose formation and 10 in the San Miguel waterflood) and four re-entries, as well as funds for seismic and lease acquisitions.

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

21
Year Ended December 31,

Development:	2004	2003	2002	2001

No. of new oil wells completed	24	37	14	9
No. of new gas wells completed	22	19	16	54
No. of new oil wells purchased	-	-	94	-

Gas sales (MMcf)	2,975	2,108	2,487	2,673
Gas reserve additions from drilling (MMcf)	6,432	5,037	5,103	8,664

Oil sales (MBbl)	321	454	314	50
Oil reserves additions from drilling (MBbl)	1,396	1,115	600	66

Gas equivalent sales (Bcfe)	4.90	4.83	4.37	2.97

Reserve additions (Bcfe)
Drilling	14.81	11.73	8.70	9.06
Revisions of previous estimates	(0.92)	(2.72)	2.44	1.02
Purchased	0.56	0.68	4.04	-

Total reserves added (Bcfe) (1)	14.45	9.69	15.18	10.08

Reserve replacement rate (2)
Drill bit	283%	186%	255%	339%
Drill bit plus purchases (all sources)	295%	200%	347%	339%

Non-developed Texas acreage leased	491,289	479,761	408,992	372,000
Non-developed Williston Basin acreage leased	84,654	91,804	91,804	105,000

(1) Make-up of proved developed reserves at year-end 2004: 56% gas, 44% oil.

(2) The reserve replacement ratio is calculated by dividing proved reserve additions, which includes extensions and discoveries, revisions to previous estimates and reserves purchased, as the numerator, by the sales volumes for the year as the denominator. For the drill bit only ratio, any purchased reserves are excluded from the numerator. See discussion regarding uncertainties included in Part I, Item 1 of this Form 10-K. See the discussion below regarding how management uses this information and potential time horizons for realization of these reserves.

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

Reserve Replacement

Historically, the Company has added proved reserves due to both drilling and acquisition activities. Management believes that TXCO will continue to add reserves each year, however, external factors beyond its control, such as governmental regulations and commodity market factors, could limit our ability to drill wells and acquire proved properties in the future. The Company calculates and analyzes reserve replacement ratios to use as benchmarks against its competitors. Oil and gas companies are judged by the investing public and management by how effective they are in replacing annual production, hence the need for said ratios. These ratios are limited in use by the inherent uncertainties in the reserve estimation process and other factors. TXCO's reserve additions for each year are estimates. Reserve volumes can change over time, and therefore cannot be absolutely known or verified until all volumes have been produced and a cumulative production total for a well or field can be calculated. Many factors will impact the ability to access these reserves, such as availability of capital, new and existing government regulations, competition within the industry, the requirement of new or upgraded infrastructure at the production site, and technological advances. See the "Certain Business Risks" section in Part I, Item 1 for further discussion of risks and uncertainties related to reserves.

The reserve report, prepared by independent reservoir engineers and used for both the PV-10 Value and the standardized measure, indicates the last date of production is estimated to be July 2073. However, as shown in the table in Item 2 of this Form 10-K, approximately 73% of that production is expected to be realized by year-end 2009.

22
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

The major components of the Company's plans, and the requirements for additional capital for 2005, include the following:

Maverick Basin Activity: Initial capital expenditures for 2005 are planned to be in the range of $26 million to $33 million and target the Company's Maverick Basin core properties. The primary component of these expenditures is $24.9 million for drilling wells. Almost $1.5 million is earmarked for seismic and leasehold enhancements and other infrastructure expansion activities. The Company's budgeted capital expenditures are intended to be flexible. The budget may expand or contract based on drilling results, operational developments, unanticipated transaction opportunities, market conditions, commodity price fluctuations and working capital availability.

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

24
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

2004 vs.	2003 vs.	2002 vs.
Change in Selected Income Statement Items:	2003	2002	2001

Operating revenues	+	46.0%	+	108.6%	+	37.8%
Gas gathering revenues	+	81.8	+	483.2	+	100.0
Gas gathering expenses	+	67.1	+	476.6	+	100.0
Lease operations expense	+	23.9	+	8.0	+	69.6
Impairment & abandonments	-	6.7	+	102.4	-	53.0
Depreciation, depletion & amortization	+	14.2	+	32.7	+	103.0
Net income (loss)	+	6,742.1	+	113.1	-	518.4
Basic income (loss) per common share	+	100.0	+	112.5	-	433.3

2004 vs.	2003 vs.	2002 vs.
Change in Selected Operating Items:	2003	2002	2001

Oil sales volumes (Bbl)	-	29.2	+	44.4	+	528.0
Gas sales volumes (Mcf)	+	41.1	-	15.2	-	7.0
Combined sales volumes (Mcfe)	+	1.5	+	10.5	+	47.1
Net residue and NGL sales volumes (MMbtu)	+	38.8	+	21.4	+	100.0
Oil average sales price per Bbl	+	36.8	+	15.2	+	4.3
Gas average sales price per Mcf	+	8.9	+	63.5	-	26.5
Residue & NGL sales price per MMbtu	+	33.5	+	36.1	n/a

The following table provides further detail on the growth of the Company's gas gathering operations:

Gas Gathering Results: ($ in thousands)	2004	2003	2002

Revenues:
Residue gas sales	$20,967	$11,801	$1,860
Natural gas liquids sales	6,205	2,908	553
Transportation and other revenue	364	436	184

Total gas gathering revenues	27,536	15,145	2,597

Expense:
Third-party gas purchases	23,937	14,019	2,110
Transportation and marketing expenses	498	369	86
Direct operating costs	857	748	429

Total gas gathering operations expense	25,292	15,136	2,625

Gross margin	$ 2,244	$ 9	$ (28)

27
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

When an entire interest in an unproved property is sold, a gain or loss is recognized for the difference between the carrying value of the property and the sales price. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. On the sale of an entire or partial interest in a proved property, the asset is relieved along with the corresponding accumulated depreciation, depletion, and amortization. When compared with the sales price a resulting gain or loss is recognized in income.

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

30
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

31
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

Sarbanes-Oxley Section 404 Implementation

Presented in Item 9A of this annual report is the first "Management Report On Internal Control Over Financial Reporting." This new report is required under Section 404 of the Sarbanes-Oxley Act of 2002. In anticipation of the extensive work involved with complying with these requirements for the first time, TXCO's Board of Directors authorized management to enlist the assistance of an outside consulting firm. In January of 2004, after interviewing several firms, management and the Board selected Grant Thornton LLP to assist with the project. Grant Thornton assisted management with the review and update of existing documentation of internal controls, and facilitated the necessary steps to complete the evaluation of the adequacy and effectiveness of these controls. Management and the Board have a long-standing commitment to excellence in compliance and controls. This created an environment that fostered good control practices. A number of improvements to process flow were made during the project, primarily related to systems.

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

32

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company's internal controls or in other factors that have significantly affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were required.

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

33
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

s	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

s

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

s

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

34
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

35
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

36
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

37
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

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EXPLORATION COMPANY OF DELAWARE, INC.

Registrant

October 10, 2005	By: /s/ James E. Sigmon

James E. Sigmon, President

October 10, 2005	By: /s/ P. Mark Stark

P. Mark Stark, Chief Financial Officer
Vice-President-Finance (Principal Accounting Officer)

39

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

F - 5

THE EXPLORATION COMPANY Consolidated Statements of Cash Flows

	Years Ended December 31

	2004	2003	2002

Operating Activities
Net income (loss)	$2,796,828	$ 40,877	$ (310,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	9,851,485	8,627,678	6,500,625
Impairments and abandonments	2,354,553	2,522,548	1,246,495
Minority interest in (income) loss of subsidiaries	(34,889)	(75,292)	84,066
Cumulative effect of change in accounting principle	-	74,000	-
Non-cash interest expense and accretion of liability - redeemable preferred stock	1,015,969	677,002	-
Non-cash compensation expense	237,333	-	-
Non-cash hedging fair value gain	(133,972)	-	-

Changes in operating assets and liabilities:
Receivables	(4,147,408)	280,305	(3,175,627)
Prepaid expenses and other	(81,192)	(215,677)	(229,573)
Accounts payable and accrued expenses	4,588,552	3,226,251	3,274,414

Net cash provided by operating activities	16,447,259	15,157,692	7,389,430

Investing Activities
Development and purchases of oil and gas properties	(39,335,091)	(36,071,216)	(27,381,247)
Purchase of other equipment	(224,092)	(396,925)	-
Proceeds from sale of oil and gas properties	-	-	200,000
Changes in minority interests	(158,552)	185,886	(434,325)
Other changes	-	-	(39,036)

Net cash used by investing activities	(39,717,735)	(36,282,255)	(27,654,608)

Financing Activities
Proceeds from issuance of redeemable preferred stock, net of offering costs	-	9,229,931	-
Proceeds from long-term debt obligations	3,476,131	11,190,530	7,439,915
Payments on long-term debt obligations	(1,888,312)	(1,229,876)	(1,084,861)
Proceeds from common stock transactions, net of expenses	18,620,425	5,780,850	14,224,648

Net cash provided by financing activities	20,208,244	24,971,435	20,579,702

Change in Cash and Equivalents	(3,062,232)	3,846,872	314,524

Cash and Equivalents at Beginning of Year	6,180,560	2,333,688	2,019,164

Cash and Equivalents at End of Year	$3,118,328	$ 6,180,560	$ 2,333,688

Supplemental Disclosures:
Cash paid for interest	$ 3,011,322	$ 1,200,230	$ 273,213
Cash paid for income taxes	-	-	-

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

Oil and Gas Properties: The Company uses the successful efforts method of accounting for its oil and gas activities. Costs to acquire mineral interests, developmental 3-D seismic costs, development wells, and costs to drill and equip exploratory wells that find proved reserves are capitalized. Costs, net of salvage value, for exploratory wells that do not find proved reserves, geological and geophysical costs, 2-D seismic costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Management considers 3-D seismic shoots over the proved area of an oil or gas reservoir as developmental in nature. The Company uses its 3-D seismic database when selecting drilling sites, assessing recompletion opportunities, determining the cause when performance of a producing property is not as expected, as well as qualifying reservoir size and determining probable extensions and/or drainage areas for existing fields. The Company amortizes the cost of its capitalized developmental 3-D seismic shoots over a 60-month period.

Any well not drilled within the proved area of an oil or gas reservoir targeting a known productive depth is considered exploratory. Costs for exploratory wells in-progress are capitalized until a determination is made that no proven reserves are likely to be realized from the well's various potential intervals. If the determination is made that no proven reserves are likely to be realized from a target interval, the costs associated with that target interval are expensed. Costs associated with wells having several potential intervals remain capitalized until the determination of proven reserves is made for the final interval. Costs attributed to lower zones may be written off while upper zones remain in-progress due to planned re-completion efforts.

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

The following is a reconciliation of the asset retirement obligation for the years presented in the Consolidated Balance Sheets:

Initial adoption, January 1, 2003	$1,300,000
Liabilities incurred	180,000
Liabilities settled	-
Accretion expense	57,600

Balance, December 31, 2003	$1,537,600

Liabilities incurred	120,000
Liabilities settled	-
Accretion expense	22,000

Balance, December 31, 2004	$1,679,600

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