Form 10-K/A
period 2005-12-31
EXPLORATION CO OF DELAWARE INC
filed 2006-03-30
CIK 313395

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

1

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005 is being filed to correct the form of the certificates included as Exhibits 31.1 and 31.2 to our original Form 10-K. The original certificates did not contain the internal control language now required in Item 4. All other information contained in this Annual Report on Form 10-K/A is as of the date of the original filing.

The Registrant and the certifying officers confirm that the amended Certificates filed with this Form 10-K/A pertain in all respects to the original Form 10-K for the fiscal year ended December 31, 2005, and such original Form 10-K is hereby incorporated by reference except to the extent amended by this Form 10-K/A.

Exhibits included with this Amendment No. 1 are listed below:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002.

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

THE EXPLORATION COMPANY OF DELAWARE, INC.

Registrant

March 30, 2006	By: /s/ James E. Sigmon

James E. Sigmon, President

March 30, 2006	By: /s/ P. Mark Stark

P. Mark Stark, Chief Financial Officer
Vice-President-Finance (Principal Accounting Officer)