Form 10-Q
period 2008-03-31
TXCO Resources Inc
filed 2008-05-12
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2008
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller-reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2008.

Common Stock $0.01 par value	35,044,495
(Class of Stock)	(Number of Shares)

For more information go to www.txco.com.
The information at www.txco.com is not incorporated into this report.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	March 31, 2008	December 31, 2007
Assets

Current Assets
Cash and equivalents	$1,469	$9,831
Accounts receivable, net	22,291	17,952
Accounts receivable, subscribed stock	13,909	-
Federal income tax receivable	4,974	4,974
Prepaid expenses and other	2,720	2,989
Total Current Assets	45,363	35,746

Property and Equipment, net - successful efforts method of accounting for oil and gas properties	333,760	314,941

Other Assets
Deferred financing fees	3,564	2,613
Other assets	1,458	1,307
Total Other Assets	5,022	3,920

Total Assets	$384,145	$354,607

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	March 31, 2008	December 31, 2007
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable, trade	$12,347	$11,345
Other payables and accrued liabilities	18,510	39,916
Undistributed revenue	2,716	2,401
Notes payable	263	399
Derivative settlements payable	634	475
Preferred dividends payable	1,381	397
Accrued derivative obligation - short-term	7,336	4,725
Total Current Liabilities	43,187	59,658

Long-Term Liabilities
Long-term debt	110,700	100,000
Deferred income taxes	10,328	12,007
Accrued derivative obligation - long-term	5,970	3,993
Asset retirement obligation	4,119	4,233
Total Long-Term Liabilities	131,117	120,233

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares; Series A & B, -0- shares issued and outstanding Series C, -0- and 55,000 shares issued and outstanding Series D, 55,000 and -0- shares issued and outstanding Series E, 20,000 and -0- shares issued and outstanding	1	1
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued 35,078,090 and 34,269,038 shares, outstanding 34,938,224 and 34,150,619 shares	350	343
Additional paid-in capital	198,223	177,030
Retained earnings	6,830	3,561
Accumulated other comprehensive loss, net of tax	(8,782)	(5,754)
Preferred stock subscribed	13,909	-
Less treasury stock, at cost, 139,866 and 118,419 shares	(690)	(465)
Total Stockholders' Equity	209,841	174,716

Total Liabilities and Stockholders' Equity	$384,145	$354,607

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Operations
(Unaudited)
	Three Months Ended	Three Months Ended
(in thousands, except earnings per share data)	March 31, 2008	March 31, 2007
Revenues
Oil and gas sales	$28,648	$8,725
Gas gathering operations	3,225	2,494
Other operating income	453	1
Total Revenues	32,326	11,220

Costs and Expenses
Lease operations	4,232	2,660
Drilling operations	432	-
Production taxes	1,484	494
Exploration expenses	644	375
Impairment and abandonments	255	686
Gas gathering operations	3,387	2,881
Depreciation, depletion and amortization	11,275	4,916
General and administrative	4,031	1,804
Total Costs and Expenses	25,740	13,816

Income (Loss) from Operations	6,586	(2,596)

Other Income (Expense)
Interest expense	(2,235)	(277)
Interest income	72	26
Loan fee amortization	(290)	(10)
Total Other Income (Expense)	(2,453)	(261)

Income (loss) before income taxes	4,133	(2,857)
Income tax (benefit) expense -- current	-	(5,266)
deferred	(119)	4,301

Net Income (Loss)	4,252	(1,892)
Preferred dividends	984	-
Net Income (Loss) Available to Common Stockholders	$3,268	$(1,892)

Earnings (Loss) Per Share
Basic	$0.10	$(0.06)
Diluted	$0.09	$(0.06)

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Cash Flows
(Unaudited)
	Three Months Ended	Three Months Ended
(in thousands, except earnings per share data)	March 31, 2008	March 31, 2007
Operating Activities
Net income (loss)	$4,252	$(1,892)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation, depletion and amortization	11,565	4,926
Impairment, abandonments and dry hole costs	255	965
Deferred tax (benefit) expense	(119)	4,301
Excess tax benefits from stock-based compensation	(1,453)	-
Non-cash compensation expense	1,041	226
Non-cash change in components of OCI	-	1,143
Changes in operating assets and liabilities:
Receivables	(4,340)	(594)
Prepaid expenses and other	(1,122)	(4,410)
Accounts payable and accrued expenses	(19,929)	1,615
Current income taxes (receivable) payable	(1)	(5,280)
Net cash (used) provided by operating activities	(9,851)	1,000

Investing Activities
Development and purchases of oil and gas properties	(26,404)	(20,950)
Purchase of other equipment	(174)	(825)
Net cash used by investing activities	(26,578)	(21,775)

Financing Activities
Proceeds from bank credit facility	10,700	20,500
Proceeds from installment and other obligations	-	119
Payments on installment and other obligations	(136)	(123)
Issuance of preferred stock, net of expenses	19,139	-
Purchase of lower call option	(6,175)	-
Proceeds from sale of upper call option	4,842	-
Cost of shares retired upon option exercises	(2,414)	-
Excess tax benefits from stock-based compensation	1,453	-
Proceeds from exercise of stock options	850	-
Proceeds from issuance of common stock, net of expenses	33	284
Purchase of treasury shares	(225)	(219)
Net cash provided by financing activities	28,067	20,561

Change in Cash and Equivalents	(8,362)	(214)

Cash and equivalents at beginning of period	9,831	3,882

Cash and Equivalents at End of Period	$1,469	$3,668

See notes to consolidated financial statements

TXCO RESOURCES INC.
Notes To Consolidated Financial Statements
Periods Ended March 31, 2008, and March 31, 2007 (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of TXCO Resources Inc. ("TXCO" or "the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The accounting policies followed by the Company are set forth in Note A to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period to conform to current presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

2.     Stock-based Compensation

The Company has stock-based employee compensation plans that are described more fully in Note F, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  Total stock-based compensation expense recognized was $1.0 million and $0.8 million, in the first three months of 2008 and 2007, respectively.

Stock Options:  In prior years, the Company issued stock options as compensation to employees and non-employee directors under its 1995 Flexible Incentive Plan.  Generally, these options had a ten-year life and vested over two years for employees and three years for directors. Upon exercise, newly issued shares are utilized to fulfill the obligation.  No options have been granted since 2004.

As of March 31, 2008, the Company had outstanding exercisable options to purchase 307,250 shares of common stock at prices ranging from $2.125 to $5.00 per share. The options expire at various dates through September 2014.

Stock Option Activity:	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1995 Flexible Incentive Plan:*	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2007	713	$2.94	2.39	$8,596
Exercised	406	2.14
Outstanding and exercisable at March 31, 2008	307	$3.99	4.78	$2,479
*   There have been no options awarded under the 2005 Stock Incentive Plan.

Restricted Stock:  Beginning in 2006, the Company made annual restricted stock grants as compensation to employees and non-employee directors under its 2005 Stock Incentive Plan.  During 2008, shares with an aggregate fair value of $1.5 million were granted to non-employee directors, net of forfeitures related to the Settlement Agreement with Third Point, LLC and certain other parties. For additional details on the Settlement Agreement, see the Form 8-K filed with the SEC on March 19, 2008. The vesting term for continuing directors is one year, while shares awarded to new directors vest over three years.  Also as part of the Settlement Agreement, the vesting of 41,666 shares held by exiting directors was accelerated. Additionally during 2008, shares with an aggregate fair value of $2.3 million and a three-year vesting period were granted to employees ($0.8 million aggregate fair value per year). The fair value is recognized as stock compensation expense (included in general and administrative expense on the Consolidated Statements of Operations) over the vesting periods.

2.     Stock-based Compensation - continued

Restricted Stock Activity:	Shares
2005 Stock Incentive Plan:	(in thousands)
Unvested restricted stock at December 31, 2007	527
Granted	337
Vested	(127)
Forfeited	(30)
Unvested restricted stock at March 31, 2008	707

Warrants:  At March 31, 2008, the Company had outstanding exercisable warrants to purchase 708,200 shares of common stock at $4.25 per share. The warrants, all of which expire in May 2008, were issued as part of the private placement of 4.3 million shares in May 2004. In April 2008, 154,200 of these warrants were exercised, on a cashless basis, resulting in the issuance of 106,271 shares of common stock.

Stock Used to Acquire Goods or Services:  During March 2008, the Company issued 272,190 shares of its common stock, with an aggregate fair value of $3.9 million, in a private placement as partial payment for its acquisition of additional interests in the Fort Trinidad field.

3.     Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computation:

Three Months Ended March 31,
2008	2007
Net income (loss)	$4,252	$(1,892)
Less: Preferred dividends	984	-
Income (loss) - basic earnings per share calculation	3,268	(1,892)
Add: Income impact of assumed conversions, if any	-	-
Income (loss) - diluted earnings per share calculation	$3,268	$(1,892)

Weighted-average number of common shares:
Basic	33,927	32,985
Effect of dilutive securities:
Stock options and warrants	679	*
Restricted shares	659	*
Convertible preferred stock	-	-
Diluted	35,265	32,985
Earnings per common share:
Basic	$0.10	$(0.06)
Diluted	$0.09	$(0.06)
* Not applicable due to net loss for the period.

For the quarter ended March 31, 2008, the calculation of weighted-average number of common shares for diluted EPS does not include 4,950,417 of potential common shares derived from convertible preferred stock, and 4,950,417 potential common shares derived from written call options, respectively, because their effect would have been anti-dilutive.  Any future dilution from conversion of the Preferred is expected to be offset by the Company's exercise of its purchased call options with the same exercise price.

If there had not been a net loss for the prior year quarter, potential common shares would have been 1,043,329 and 245,259 from outstanding stock options and warrants, and non-vested shares, respectively. None of our outstanding stock options or warrants were anti-dilutive based on exercise price during the periods presented.

4.     Income Taxes

The Company recognizes deferred tax assets on differences in its basis for book and tax purposes.  The Company's effective tax rate was 2.9% and 33.8% for the three month periods ended March 31, 2008 and 2007, respectively.  The Company's effective tax rate was not proportional to that which would be expected for income before tax due to the exercise of stock options in the current period with substantially lower option price than the current market price. These exercises resulted in a tax deduction to the Company of $4,275,000.

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

The Company had cash flow hedges in place during January through April of 2007, which have expired. New derivative agreements were entered into during the third and fourth quarters of 2007, and April 2008, in accordance with the terms of our term loan and revolving credit facilities.

The following table reflects the realized losses from derivatives included in revenue on the statement of operations:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Crude oil derivative realized settlement losses	$1,445	$61
Natural gas derivative realized settlement losses	-	1,143
Loss on derivative contracts	$1,445	$1,204

The fair value of outstanding derivative contracts reflected on the balance sheet was as follows:

Trans-	Trans-			Average Floor or Fixed	Average Ceiling	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
action	action			Price	Price	Per	March 31,	March 31,
Date	Type	Beginning	Ending	Per Unit	Per Unit	Month	2008	2007
							(in thousands)
Crude Oil - Bbl (2):
06/05	Fixed	11/01/2006	04/30/2007	$56.70	n/a	15,000	$ -	$(125)
08-12/07	Collars	01/01/2008	12/31/2008	$67.31	$81.05	26,000	(5,293)	-
08-12/07	Collars	01/01/2009	12/31/2009	$66.18	$76.05	17,000	(4,389)	-
08-12/07	Collars	01/01/2010	06/30/2010	$66.43	$76.74	14,000	(1,653)	-
12/07	Collars	07/01/2010	12/31/2010	$75.00	$99.00	12,500	(417)	-
Natural Gas - mcf (3):
08-12/07	Collars	01/01/2008	12/31/2008	$6.50	$10.22	97,000	(711)	-
08-12/07	Collars	01/01/2009	12/31/2009	$6.50	$11.58	80,000	(563)	-
08-12/07	Collars	01/01/2010	06/30/2010	$6.50	$11.65	70,000	(158)	-
12/07	Collars	07/01/2010	12/31/2010	$6.50	$11.13	67,000	(122)	-
							$(13,306)	$(125)

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
(3)         These natural gas hedges were entered into on a thousand cubic foot (mcf) delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

6.     Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The components of comprehensive income are as follows for the three-month period ended March 31, 2008, and 2007:

	Three Month Period
(in thousands)	2008	2007
Net income (loss)	$4,252	$(1,892)
Other comprehensive income (loss):
Deferred hedge (loss) gain	(4,588)	1,339
Income tax benefit (expense) of cash flow hedges	1,560	(496)
Total comprehensive income (loss)	$1,224	$(1,049)

7.     Long-Term Debt

Bank Credit Facilities: The Company has two credit facilities in place.

Senior Credit Agreement -- At March 31, 2008, the Company had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA").  The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At March 31, 2008, the borrowing base was $50.0 million, $10.7 million was outstanding at a weighted average interest rate of 5.133% and the unused borrowing base was $39.3 million.  The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries.  In addition, TXCO's obligations under the SCA are guaranteed by such subsidiaries. As of April 30, 2008, the balance outstanding under the SCA was $4.2 million with a weighted average interest rate of 4.387%.

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

Under the SCA, TXCO is required to pay a commitment fee on the difference between amounts available under the borrowing base and amounts actually borrowed.  The commitment fee is (1) 0.375%, so long as the ratio of amounts outstanding under the SCA to the borrowing base is less than 30%, and (2) 0.50%, in the event such ratio is 30% or greater. Borrowings under the SCA may be repaid and reborrowed from time to time without penalty.

Term Loan Agreement -- At March 31, 2008, the Company had a $100 million five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 7.188%. Loans under the TLA are subject to floating rates of interest equal to, at TXCO’s option, the LIBOR rate plus 4.50% or the base rate plus 3.50%.  The "LIBOR rate" and the base rate are calculated in the same manner as under the SCA.

Borrowings under the TLA may be repaid (but not reborrowed) subject to a prepayment premium equal to (i) 1.0%, if prepaid prior to July 25, 2008 and (ii) 0.0%, thereafter.  Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements.  The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. Both agreements also contain customary events of default.  If an event of default occurs and is continuing, lenders with a majority of the aggregate outstanding term loans may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable. The Company was in compliance with all such covenants at March 31, 2008.

8.           Output Acquisition

On April 2, 2007, TXCO's acquisition of Output Exploration, LLC, a Delaware limited liability company ("Output"), was closed and became effective. Accordingly, the results of operations of Output are consolidated in these financial statements since that date. Pursuant to the terms of the Agreement and Plan of Merger, dated as of February 20, 2007, as amended (the "Merger Agreement"), by and among TXCO, Output Acquisition Corp., a Texas corporation and wholly-owned subsidiary of TXCO ("Merger Sub"), and Output, Output merged with and into Merger Sub (the "Merger"), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of TXCO.  See Note L in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, for further details about this acquisition.

The following unaudited pro forma data for the three-month period ended March 31, 2007, includes the results of operations as if the Output acquisition had been consummated on January 1, 2007.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

	Three Month Period
Pro Forma Income Statement Data (in thousands)	2008	2007
Revenues	$32,326	$17,181
Income (loss) from continuing operations, after pro forma provision for income taxes	$4,252	$(3,654)
Income (loss) from continuing operations available to common stockholders	$3,268	$(3,654)
Income (loss) from continuing operations, per share:
Basic	$0.10	$(0.11)
Diluted	$0.09	$(0.11)

9.	Preferred Stock Activity

Preferred Stock Issuance: On February 28, 2008, TXCO entered into an agreement related to the private placement of an aggregate of $20 million of shares of the Company's Series E Convertible Preferred Stock (the "Series E Preferred Stock") and the exchange of the issued and outstanding shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") for shares of its Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to the Securities Purchase Agreement among the Company and the buyers listed therein.  Closing and funding occurred on March 4, 2008.

The Series E Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share, and is currently convertible into approximately 1.15 million shares of the Company's common stock at a conversion price of $17.36 per share. However, TXCO concurrently entered into call spread options related to the Series E Preferred Stock that offset the dilution until the stock price reaches $21.71 per share. For more information, see the discussion in Note N of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Stock Subscribed: On March 20, 2008, the Company received notification that one of the purchasers of the Series D Preferred Stock was exercising its right to purchase additional shares.  The purchaser acquired an additional 13,909 shares of Series D Preferred Stock at closing in early April 2008.  The rights of the other holders of Series D Preferred Stock to acquire additional shares expired unexercised in late March.

The shares issued in April are currently convertible into 960,566 shares of TXCO common stock at a conversion price of $14.48 per share.  However, TXCO concurrently entered into call spread options related to the newly issued shares of Series D Preferred Stock that offset the dilution until the stock price reaches $18.10 per share. The terms of the April 2008 call spread options are substantially identical to those issued in November 2007.  For more information, see the discussion in Note F of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Payment for the subscribed shares was received in early April 2008.  Accordingly, it has been reflected in "accounts receivable - subscribed stock" and "preferred stock subscribed" on the accompanying March 31, 2008 consolidated balance sheets.

10.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Early adoption is permitted.  The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The Company did not elect the fair value option for any of its existing financial instruments other than those mandated by other FASB standards and accordingly the impact of the adoption of SFAS No. 159 on TXCO's financial statements was immaterial. The Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have non-controlling interests in any of its subsidiaries and, therefore, does not expect the adoption of SFAS 160 to impact its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" (SFAS 161). SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and non-hedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company plans to apply this Statement beginning in 2009, and does not expect the application of this Statement on its disclosures to have a material impact in its Consolidated Financial Statements.

11. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents TXCO's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
Assets	$ -	$ -	$ -
Liabilities:
Derivative instruments	$ -	$ -	$13,306

TXCO's derivative financial instruments are comprised of costless collar agreements. The fair values of these agreements are determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

(in thousands)	Derivatives	Total
Balance as of January 1, 2008	$(8,718)	$(8,718)
Total losses (realized or unrealized):
Included in earnings *	(1,445)	(1,445)
Included in other comprehensive income *	(3,143)	(3,143)
Purchases, issuances and settlements	-	-
Transfers in and out of level 3	-	-

Balance as of March 31, 2008	$(13,306)	$(13,306)

Change in unrealized losses included in earnings (or changes in net assets) relating to derivatives still held as of March 31, 2008	$(4,588)	$(4,588)

* Realized losses or gains are included as reductions to the "Oil and Gas Sales" revenues on the Consolidated Income Statements. Unrealized losses or gains are included in "Other Comprehensive Income" in "Stockholders' Equity" on the Consolidated Balance Sheets, since these derivatives have been designated as cash flow hedges.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report that are not historical in nature, including statements of TXCO's and management's expectations, intentions, plans and beliefs, are inherently uncertain and are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934.  The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis, as reported in its Form 10-K for the year ended December 31, 2007.  See the "Disclosure Regarding Forward Looking Statements" section at the end of this Item 2.

Overview

Unless the context requires otherwise, when we refer to "TXCO", "the Company", "we", "us" or "our", we are describing TXCO Resources Inc.  The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in this Form 10-Q.

We are an independent oil and gas enterprise with interests primarily in the Maverick Basin of Southwest Texas, the Fort Trinidad area of East Texas, the onshore Gulf Coast region, the Marfa Basin of Texas, the Midcontinent region of Western Oklahoma, and shallow Gulf of Mexico waters.  Our primary business operation is exploration, exploitation, development, production and acquisition of predominately onshore domestic oil and gas reserves. We have a consistent record of long-term growth in proved oil and gas reserves, leasehold acreage position, production and cash flow through our established exploration, exploitation and development programs.

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

As of early May, we have seven drilling rigs under contract and in operation on our Maverick Basin acreage, one rig in the Ft. Trinidad Field in East Texas, two rigs in Oklahoma, and one offshore Louisiana. Our emphasis thus far this year has been on the Glen Rose and San Miguel formations. We began 25 new wells and eight re-entries through April 30, including 10 in the Glen Rose Porosity. Our 2008 capital expenditures budget ("CAPEX") calls for more than $125 million to be invested in drilling operations.  This includes funds for the drilling or re-entry of more than 100 wells, as well as funds for completion of a number of wells in progress at year-end 2007 and for infrastructure improvements. We believe the unused borrowing base on our revolving credit facility, along with our current working capital and positive cash flow from existing production and anticipated production increases from new drilling, will provide adequate capital to fund operating cash requirements and complete our scheduled exploration and development goals for 2008.

Due to the number of promising prospects throughout our focus areas, as well as high oil and gas prices, drilling activity has remained high during the last several years.  (For further discussion of this activity, see "Principal Areas of Activity" and "Drilling Activity" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007).  The resulting increased expenditures continue to translate into increased reserves as we establish adequate production history. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recognition of reserves.

Most of our income statement line items were impacted by the acquisition of Output Exploration LLC in April 2007. See the Results of Operations section for percentage impact on significant line items. Oil and gas sales revenues increased 228.3% for first-quarter 2008, compared to the same period of 2007.  Sales volumes were up 90.2% on a thousand cubic feet equivalent ("mcfe"), for the same period.  Average realized prices for first-quarter 2008 were up $42.35 per barrel of oil ("bo") and $1.81 per thousand cubic feet of natural gas ("mcf") compared to first-quarter 2007, excluding the impact of hedges.  Total costs and expenses increased 86.3% for first-quarter 2008 compared with the prior year period.  Lease operating expenses increased by 59.1% for the quarter from the prior year period.  Depreciation, depletion and amortization increased by 129.4% for the first quarter 2008 compared with the prior year period.  These factors resulted in the net income available to common stockholders of $3.3 million, for the three month period ended March 31, 2008.  In the prior year period, we recorded a net loss of $1.9 million.

Net cash used by operating activities for first quarter 2008 was $9.9 million, compared to net cash provided by operating activities of $1.0 million for the same period in 2007. Net cash provided by operating activities excluding changes in operating assets and liabilities was $15.5 million for year-to-date 2008, up from $9.7 million during the comparable 2007 period.

Operational Data	Three Months
for the periods ending March 31	2008	2007	% Change
Oil sales volumes (mbbls)	247.2	151.5	+63.2
Gas sales volumes (mmcf)	664.8	220.9	+201.0
Combined sales volumes (mboe)	358.1	188.3	+90.2
Combined sales volumes (mmcfe)	2,148.3	1,129.6	+90.2
Net residue and NGL sales volumes (mmbtu)	350.2	267.0	+31.1
Oil average realized sales price bbl, excluding hedging impact	$97.33	$54.98	+77.0
Gas average realized sales price per mcf, excluding hedging impact	$9.07	$7.26	+24.9
Residue & NGL average realized sales price per mmbtu	$8.83	$8.33	+6.0
Oil - average daily sales (bopd)	2,717	1,683	+61.4
Gas - average daily sales (mcfd)	7,306	2,454	+197.7
Combined average daily sales (mboed)	3,935	2,092	+88.1
Combined average daily sales (mmcfed)	23,608	12,551	+88.1

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

Bank Credit Facilities: We have two credit facilities in place, as follows:

Senior Credit Agreement -- At March 31, 2008, we had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA").  The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At March 31, 2008, the borrowing base was $50.0 million, $10.7 million was outstanding at a weighted average interest rate of 5.133% and the unused borrowing base was $39.3 million.  The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries.  In addition, TXCO's obligations under the SCA are guaranteed by such subsidiaries. As of April 30, 2008, the balance outstanding under the SCA was $4.2 million with a weighted average interest rate of 4.387%.

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

Term Loan Agreement -- At March 31, 2008, we had a $100 million five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 7.188%.  Loans under the TLA are subject to floating rates of interest equal to, at our option, the LIBOR rate plus 4.50% or the base rate plus 3.50%.  The "LIBOR rate" and the base rate are calculated in the same manner as under the SCA.

Borrowings under the TLA may be repaid (but not reborrowed) subject to a prepayment premium equal to (i) 1.0%, if prepaid prior to July 25, 2008 and (ii) 0.0%, thereafter.  Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements.  The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. Both agreements also contain customary events of default.  If an event of default occurs and is continuing, lenders with a majority of the aggregate outstanding term loans may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable. We were in compliance with all such covenants at March 31, 2008.

Preferred Stock Placements -- In early March 2008, we issued 20,000 shares of our Series E Convertible Preferred Stock.  The shares are currently convertible into approximately 1.15 million shares of the Company's common stock at a conversion price of $17.36 per share. However, TXCO concurrently entered into call spread options related to the Series E shares that offset the dilution until the stock price reaches $21.71 per share. For more information, see the discussion in Note N of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Also, in early April 2008, we issued 13,909 additional shares of our Series D Convertible Preferred Stock, which are currently convertible into 960,566 shares of TXCO common stock at a conversion price of $14.48 per share.  However, TXCO concurrently entered into call spread options related to the newly issued shares of Series D that offset the dilution until the stock price reaches $18.10 per share. The terms of the April 2008 call spread options are substantially identical to those issued in November 2007.  For more information, see the discussion in Note F of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The proceeds from each of these issuances will be used to complement funding of our 2008 CAPEX drilling program.  See Note 9 in the accompanying Notes to Consolidated Financial Statements for more information.

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

In accordance with the terms of our Bank Credit Facilities, we entered into derivative agreements in August and December 2007, and April 2008.  At April 30, 2008, collars were in place covering approximately 50% of our projected crude oil and natural gas sales over the next 3.25 years.   See Note 5 to our consolidated financial statements for further information.

Sources and Uses of Cash: At December 31, 2007, our cash reserves were $9.8 million. During the first three months of 2008, cash used by operating activities was $9.9 million.  Borrowings under the bank credit facilities of $10.7 million, proceeds from convertible preferred stock, Series E, of $19.1 million, proceeds from the sale of the related upper call option of $4.8 million and from the exercise of stock options of $0.9 million, resulted in total cash available of $35.4 million for use in meeting our ongoing operational and development needs.

No principal payments were made on bank credit facilities during the first three months of 2008. Interest payments on debt were $3.9 million. There were no federal income taxes paid during first-quarter 2008. We applied $26.4 million to fund the ongoing development of our oil and gas producing properties, $6.2 million to the purchase of a lower call option related to the convertible preferred stock, Series E, and $0.2 million for the purchase of other equipment.

Working capital at March 31, 2008, including the net $8.0 million current liability associated with our derivatives, was $2.2 million, while the current ratio was 1.05 to 1. At year-end 2007, including the $5.2 million of derivative current liabilities, our working capital deficit was $23.9 million, while the current ratio was 0.60 to 1. We ended the first three months of 2008 with positive working capital of $10.1 million, compared to negative working capital of $18.7 million at December 31, 2007 adjusted for the impact of the derivative liabilities on current assets and liabilities. At March 31, 2008, our current ratio was 1.29 to 1 compared to 0.66 to 1 at year-end 2007, with the same adjustment.

We completed the first quarter of 2008 with an unused borrowing base of $39.3 million under the Bank Credit Facilities. Net cash used by operating activities for the first three months of 2008 was $9.9 million, compared to net cash provided by operating activities of $1.0 million in the same period of 2007.  Before changes in operating assets and liabilities, net cash provided by operating activities during the first quarter of 2008 was $15.5 million compared to $9.7 million for the same 2007 period. Changes in operating assets and liabilities include increases or decreases in current receivables, payables and prepaid expenses from the prior year-end balances.

Results of Operations

The following table highlights the change for 2008 from the comparable period in 2007:

Selected Income Statement Items	Three Months
for the periods ending March 31	$ thousands	%
Oil and gas revenues	+$19,923	+228.3
Lease operations	+1,572	+59.1
Depreciation, depletion & amortization	+6,359	+129.4
Income from operations	+9,182	n/m
Net income / loss	+6,144	n/m
Income available to common stockholders	+5,160	n/m

n/m - % change not meaningful due to a move from loss to income for the period

The following table summarizes the change for 2008 from the comparable periods in 2007:

Change in Gas Gathering Results:	Three Months
for the periods ending March 31	thousands	%
Gas gathering revenues	+$731	+29.3
Gas gathering operations expense	+506	+17.6
Gross margin	+$225	+58.3
Operational data:
Total sales volumes (mmbtu)	+83	+31.1
Average sales price ($ per mmbtu)	+$0.50	+6.0

Three Months Ended March 31, 2008, Compared with Three Months Ended March 31, 2007:

Revenues

The 228.3% increase in oil and gas revenue is primarily due to the Output acquisition (27.4% of first quarter 2008 revenue) along with higher average realized prices for crude oil and natural gas, as well as higher volumes for both products.  Sales volumes increased 90.2% on an mcfe basis. Natural gas sales volumes were up 201.0% due to Output volumes, partially offset by reductions in Maverick Basin gas volumes reflecting normal maturing gas well decline curves and our emphasis on drilling oil wells over the last two years.  Oil sales volumes increased 63.2% primarily due to Glen Rose Porosity wells put on production since March 31, 2007.  Excluding the impact of hedging, average realized sales prices for natural gas were up 24.9%, while those for crude oil were up 77.0%. Derivative losses on hedges reduced revenues by $1.4 million for the quarter, compared with $1.2 million for the prior year quarter.

Lease Operations ("LOE")

The 59.1% increase reflects costs related to wells acquired in the Output acquisition (37.4% of current LOE), as well as 26.7 net oil wells and 2.6 net gas wells placed on production since March 31, 2007, and increasing costs due to greater demand for third-party services in the field.

Exploration Expenses

The 71.6% increase primarily reflects delay rental payments on certain leased properties.

Gas Gathering

The 29.3% increase in gas gathering revenues (and 17.6% increase in related expenses) reflects imbalances sold during the period and higher realized prices.

Impairment

The 62.8% decrease in impairment expense reflects higher average commodity prices in the current year.

Depreciation, Depletion and Amortization ("DD&A")

The 129.4% increase is due to the Output acquisition (14.6% of DD&A), higher finding costs, depletion rates and costs related to new wells placed on production over the last year.

General and Administrative ("G&A")

The $2.2 million increase was primarily due to higher non-cash stock compensation expense, proxy contest costs, the Output acquisition (10.5% of G&A) and higher salaries. G&A expense as a percentage of revenue decreased to 12.5%, from 16.1% last year.  During fourth quarter 2007, G&A as a percentage of revenue was 12.7%.

Interest Expense

The $2.0 million increase was due to our long-term financing related primarily to the Output acquisition.

Income Tax Expense

Our effective tax rate was 2.9%, down from 33.8% in the prior year period, due to the tax benefit received on the exercise of stock options.

Drilling Activities

We drilled or participated in drilling 25 wells in the first three months of 2008. Of these wells, 21 were in the Maverick Basin, and four were on former Output assets. In April 2008, we spudded eight additional wells.  At April 30, 2008, of the 33 total wells that we participated in this year, seven were on production, 14 were in completion or being evaluated for recompletion, and 11 remained drilling, while one was dry and will be plugged and abandoned. Additionally, five wells that were in progress at year-end 2007 were placed on production in 2008.  We have focused primarily on the Glen Rose and San Miguel formations thus far in 2008.  By comparison, we participated in 17 wells during the first three months of 2007. The following table shows net daily sales for the periods presented:

	Quarter Ended			% Change from
Average net daily sales volumes :	March 31, 2008	December 31, 2007	March 31, 2007	4th Qtr 2007	1st Qtr 2007
Oil, bopd	2,717	3,204	1,683	-15.2	+61.4
Natural gas, mcfd	7,306	6,601	2,454	+10.7	+197.7
Oil equivalent, boed	3,935	4,304	2,092	-8.6	+88.1

Natural gas volumes increased due to new gas wells put on production in fourth-quarter 2007 and first-quarter 2008.  These new volumes were partially offset by normal production declines experienced on natural gas wells in the first three months of 2008. Oil sales during the first three months of 2008 were down from fourth-quarter 2007 due to the annual hunting season moratorium, and the necessity to shut-in certain wells while the operator on the Comanche lease renews a surface discharge permit that it allowed to expire.

Maverick Basin

There are seven rigs under contract to facilitate drilling or re-entry of almost 90 wells during 2008 in the Maverick Basin. TXCO owns two of these drilling rigs, which are being used primarily on shallow targets.

Glen Rose - During the first three months of 2008, we drilled or re-entered eight Glen Rose Porosity ("GRP") wells, up from six in the same period of 2007. We have not drilled shoal or reef wells in the Maverick Basin this year. Four wells targeting a Glen Rose reef or shoal were started in the Maverick Basin in first-quarter 2007.

Two Porosity wells were begun in April 2008. As of April 30, 2008, of the 10 total 2008 Porosity wells, five are on production, three are in completion, and two continue drilling. Glen Rose average daily sales for first quarter 2008 were 1,748 bopd and 2.1 mmcfd, compared to 2,393 bopd and 2.2 mmcfd for the preceding quarter, and 1,383 bopd and 2.2 mmcfd for the comparable prior-year quarter. The decline in oil volumes from the prior quarter was due to the annual hunting season moratorium and the necessity to shut-in certain wells while the operator on the lease renews a surface discharge permit that it allowed to expire. We expect normal production on these wells to resume in May.

Glen Rose targets in the Maverick Basin represent almost half of our 2008 CAPEX budget. We currently plan to drill or re-enter over 35 wells in the Porosity during 2008.  Schlumberger recently completed a comprehensive reservoir optimization study focused on multiple aspects of the GRP project, including the establishment of higher reserve levels, higher recovery rates, evaluating secondary recovery opportunities and overall operating efficiencies.  TXCO's technical staff is currently reviewing the study.

Georgetown - We drilled or re-entered three Georgetown wells in the first three months of 2008.  Two of these wells are producing oil, while the other was dry and is waiting to be plugged and abandoned. For comparison, we participated in one Georgetown well in the comparable prior year period. Our 2008 CAPEX budget includes six Georgetown wells. Georgetown average daily sales for first-quarter 2008 were 218 bopd and 128 mcfd, compared to 98 bopd and 106 mcfd for the preceding quarter, and 22 bopd and 111 mcfd for the prior-year quarter.

San Miguel - San Miguel average daily sales for first-quarter 2008 were 211 bopd, compared to 221 bopd for the preceding quarter, and 216 bopd for the prior-year quarter.  Our CAPEX budget calls for 20 San Miguel wells in 2008, none of which have been drilled through April. We began two San Miguel wells in the prior year period.

Oil Sands - Based on continuing reservoir simulation studies, we decided to convert this pilot to a Steam-Assisted Gravity Drainage ("SAGD") process by the addition of two horizontal wells. We used our shallow drilling rig to drill two horizontal wells in this conversion.  The SAGD well pair was drilled between the existing cyclic steam wells, which will be converted to temperature-monitoring wells.  Existing steam generation capacity will be doubled by the addition of a second 25 mmBtu steam generator, which is being installed and is expected to begin steam injection later in May.

We are also further utilizing our drilling rig to establish a second pilot, featuring five to eight new horizontal / vertical wells utilizing a modified Fracture-Assisted-Steamflood-Technology.  Drilling is nearing completion on the second horizontal production well.  We expect delivery of two new 50 mmBtu steam generators in June 2008 and plan to begin steam injection during the third quarter. We started six Oil Sands wells during the first three months of 2008. Two additional Oil Sands wells were begun during April. Our 2008 CAPEX includes $10.0 million for Oil Sands wells and related steam generators and surface equipment. Our partner is also contributing $10 million to this $20 million project.

In December 2007, we engaged Scotia Waterous -- a global leader in oil and gas industry mergers, acquisitions and capital market transactions -- as financial advisor for a strategic alternatives effort to maximize the value of our oil sands assets.  Most of our wholly owned oil sands assets have been placed in a wholly owned subsidiary designed to expedite development opportunities.  Although the industry showed considerable interest in our project, no bids that the Company would consider were received.  Therefore, the project was taken off the market until data from the new pilot is obtained.

Pearsall - One well (50% WI) was spudded targeting the Pearsall formation during first-quarter 2008 that awaits completion.  Additionally, one well was re-entered in April targeting the Pearsall formation that continues drilling.

Other Areas

Output Properties - Operations are ongoing on former Output properties.  Four wells have been spudded during first-quarter 2008. Additionally, one well was spudded during April 2008.  Of these five wells at April 30, 2008, one is awaiting completion and four continue drilling.  Additionally, three wells spud in 2007 were put on production during first-quarter 2008.  We expect to participate in about 14 wells this year on prospects acquired through Output.

Disclosure Regarding Forward Looking Statements

Statements in this Form 10-Q which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forwarding-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated financial results, or expected prices, production volumes, well test results, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geological formations or the availability of specific services, equipment or technologies.  It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty.  These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing. TXCO undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to the "Risk Factors" discussion in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 for additional information.  This and all our previously filed documents are on file at the Securities and Exchange Commission and can be viewed on our website at www.txco.com.  Copies of the filings are available from our Corporate Secretary without charge.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price increases.

Interest Rate Risk: We are exposed to market risk through interest rates related to our credit facility borrowing.  Our credit facilities borrowings are based on the LIBOR or prime rate plus an applicable margin and are used to assist in meeting our working capital needs.  As of March 31, 2008, we had $110.7 million in total borrowings under our credit facilities at a weighted average interest rate of 6.989% per annum.  At our current borrowing level, an annualized 10% fluctuation in interest charged on the floating rate balance would have approximately $774,000 impact on our annual net income, before taxes.

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

During 2004 and 2005, due to the instability of prices and to achieve a more predictable cash flow, we put in place natural gas and crude oil swaps for a portion of our 2005 through 2007 production. These derivatives expired on April 30, 2007. TXCO entered into derivative agreements in August and December 2007, and April 2008, to cover approximately 50% of the Company's and its subsidiaries' aggregate projected oil and gas production anticipated to be sold in the ordinary course of its business during the upcoming three-year period, in accordance with terms of our term loan and revolving credit facilities. Please refer to Note 5 to the consolidated financial statements included herein for additional information on our commodity hedging contracts and activity.

The following is a list of derivative contracts outstanding as of March 31, 2008:

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

Call Spread Transactions:  In connection with our issuances of convertible preferred stock, we entered into hedging transactions, or "call spread" transactions, with Capital Ventures International, one of the buyers of the stock (the "Counterparty"). We did two call spread transactions -- one corresponding to our Series D Preferred Stock and one corresponding to our Series E Preferred Stock issuance. The purpose of the call spread options is effectively to increase the conversion premium on the convertible preferred stock from 20% to 50% of the common stock price at the date of issuance of the applicable preferred stock series. The call spread options thus allow us to increase the price at which dilution would otherwise occur upon conversion of our convertible preferred stock, from $14.48 to $18.10 per share of common stock for our Series D Preferred Stock, and from $17.36 to $21.71 per share of common stock for our Series E Preferred Stock. The call spread transactions include call options purchased by us from the Counterparty and call options sold by us to the Counterparty. Under most circumstances, the call options that we purchased and the call options that we sold cover approximately the same number of shares of our common stock, par value $0.01 per share, as the maximum number of shares of common stock subject to issuance upon conversion of our convertible preferred stock. Such options are expected to result in some dilution should the market price of our common stock exceed $18.10 with respect to the Series D Preferred Stock, and $21.71 with respect to the Series E Preferred Stock. For further information on the call spread transactions, see Note 9 in the accompanying Notes to Consolidated Financial Statements, and Notes F and N of our Annual Report on Form 10-K for the year ended December 31, 2007.

For additional information, see also our Annual Report on Form 10-K for the year ended December 31, 2007, "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

Based on their evaluation as of March 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive and chief financial officers, as applicable, to allow timely decisions regarding required disclosure.

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

On March 15, 2008, the Company and Third Point et al. entered into a Settlement Agreement that, among other things, resulted in the (i) dismissal of Third Point's lawsuit in the Delaware Chancery Court (C.A. No. 3489-VCL), which among other things sought to nullify the Company’s appointment of James L. Hewitt as a Class A director in January 2008, (ii) termination of the related proxy contest in which Third Point sought to seat three directors on TXCO’s Board of Directors at our upcoming annual meeting of stockholders, and (iii) the payment of $500,000 of Third Point's out-of-pocket expenses.  For further discussion of the Settlement Agreement, see Proposal 1 of the Definitive Proxy Statement filed with the SEC on April 28, 2008. While the costs mentioned in (iii) and certain legal costs were covered by our insurance carrier, our General and Administrative costs for the first quarter includes approximately $500,000 of additional expenses related to the lawsuit and proxy contest.

We were not involved in any material matters of litigation as of May 9, 2008.

ITEM 1A.     RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, we issued 272,190 shares of our common stock as partial payment for our acquisition of additional interests in the Fort Trinidad Field, located in East Texas. The issuance was not registered based on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as the transaction did not involve a public offering and the shares were sold to a limited group of investors.

The following table summarizes our stock repurchase activity during 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ million)
Tax withholding on vesting (1):
01/1-31/2008	18,360	$12.25	-	$ -
02/1-28/2008	55	$14.18	-	$ -
03/1-31/2008	3,032	$11.56	-	$ -

Exercise price and withholding on option exercise (2):
01/1-31/2008	141,889	$12.62	-	$ -
02/1-28/2008	-	n/a	-	$ -
03/1-31/2008	46,535	$13.39	-	$ -

(1)  During the first quarter of 2008, the Company acquired 21,447 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

(2)  During the first quarter of 2008, the Company acquired and retired 188,424 shares of common stock that employees presented to the Company to satisfy the exercise price and withholding taxes in connection with the exercise of stock options.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.      OTHER INFORMATION

          None

ITEM 6.      EXHIBITS

a)	Exhibit 3.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Registrant, filed March 7, 2008 as Exhibit 3.1 on Form 8-K.

b)	Exhibit 3.1	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant, filed March 7, 2008 as Exhibit 3.2 on Form 8-K.

c)	Exhibit 4.1	Registration Rights Agreement dated March 4, 2008, by and among Registrant and the parties listed therein, filed March 7, 2008 as Exhibit 4.1 on Form 8-K.

d)	Exhibit 4.2	Amendment No. 3 to Rights Agreement by and between Registrant and American Stock Transfer & Trust Company, filed March 7, 2008 as Exhibit 4.2 on Form 8-K.

e)	Exhibit 10.1	Supplemental fee letter dated January 14, 2008, among Registrant, BMO Capital Markets and Bank of Montreal, et al., filed herewith.

f)	Exhibit 10.2	Securities Purchase Agreement dated February 28, 2008, by and among Registrant and the parties listed therein, filed February 29, 2008 as Exhibit 10.1 on Form 8-K.

g)	Exhibit 10.3	Upper Call Option Transaction, filed February 29, 2008 as Exhibit 10.2 on Form 8-K.

h)	Exhibit 10.4	Lower Call Option Transaction, filed February 29, 2008 as Exhibit 10.3 on Form 8-K.

i)	Exhibit 10.5	Settlement Agreement, dated March 15, 2008, among the Registrant, Third Point, Daniel S. Loeb, and the other parties named therein, filed March 19, 2008 as Exhibit 10.1 on Form 8-K.

j)	Exhibit 10.6	Form of Restricted Stock Award Agreement, dated March 18, 2008, for Messrs. Jacob Roorda and Anthony Tripodo, filed March 19, 2008 as Exhibit 10.2 on Form 8-K.

k)	Exhibit 31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

l)	Exhibit 31.2	Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

m)	Exhibit 32.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002, filed herewith.

n)	Exhibit 32.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002 filed, herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TXCO RESOURCES INC.
(Registrant)

/s/ P. Mark Stark
P. Mark Stark,
Chief Financial Officer (Duly Authorized Officer)

Date:  May 12, 2008