Form 10-Q
period 2008-06-30
TXCO Resources Inc
filed 2008-08-11
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller-reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2008.

Common Stock $0.01 par value	35,423,727
(Class of Stock)	(Number of Shares)

For more information go to www.txco.com.
The information at www.txco.com is not incorporated into this report.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	June 30, 2008	December 31, 2007
Assets

Current Assets
Cash and equivalents	$4,569	$9,831
Accounts receivable, net	37,829	17,952
Federal income tax receivable	4,974	4,974
Prepaid expenses and other	2,085	2,989
Accrued derivative asset - current	163	-
Total Current Assets	49,620	35,746

Property and Equipment, net - successful efforts method of accounting for oil and gas properties	370,245	314,941

Other Assets
Deferred financing fees	3,449	2,613
Other assets	1,469	1,307
Accrued derivative asset - non-current	163	-
Total Other Assets	5,081	3,920

Total Assets	$424,946	$354,607

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	June 30, 2008	December 31, 2007
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$45,257	$51,261
Undistributed revenue	4,691	2,401
Notes payable	322	399
Derivative settlements payable	1,500	475
Preferred dividends payable	1,420	397
Accrued derivative obligation - short-term	18,407	4,725
Total Current Liabilities	71,597	59,658

Long-Term Liabilities
Long-term debt	117,000	100,000
Deferred income taxes	6,586	12,007
Accrued derivative obligation - long-term	20,708	3,993
Asset retirement obligation	8,336	4,233
Total Long-Term Liabilities	152,630	120,233

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares; Series A & B, -0- shares issued and outstanding Series C, -0- and 55,000 shares issued and outstanding Series D, 55,000 and -0- shares issued and outstanding Series E, 20,000 and -0- shares issued and outstanding	1	1
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued 35,590,580 and 34,269,038 shares, outstanding 35,423,727 and 34,150,619 shares	356	343
Additional paid-in capital	211,415	177,030
Retained earnings	15,539	3,561
Accumulated other comprehensive loss, net of tax	(25,601)	(5,754)
Less treasury stock, at cost, 166,853 and 118,419 shares	(991)	(465)
Total Stockholders' Equity	200,719	174,716

Total Liabilities and Stockholders' Equity	$424,946	$354,607

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Operations
(Unaudited)
	Three Months Ended	Three Months Ended
(in thousands, except earnings per share data)	June 30, 2008	June 30, 2007
Revenues
Oil and gas sales	$43,257	$19,136
Gas gathering operations	4,352	3,152
Other operating income	1,093	48
Total Revenues	48,702	22,336

Costs and Expenses
Lease operations	4,203	4,238
Drilling operations	574	-
Production taxes	2,378	1,103
Exploration expenses	566	279
Impairment and abandonments	379	696
Gas gathering operations	4,394	3,356
Depreciation, depletion and amortization	15,013	8,669
General and administrative	3,873	3,081
Total Costs and Expenses	31,380	21,422

Income from Operations	17,322	914

Other Income (Expense)
Interest expense	(1,999)	(2,863)
Interest income	25	77
Loan fee amortization	(297)	(159)
Total Other Income (Expense)	(2,271)	(2,945)

Income (loss) before income taxes	15,051	(2,031)
Income tax (benefit) expense -- current	-	16
deferred	4,922	(733)

Net Income (Loss)	10,129	(1,314)
Preferred dividends	1,420	-
Net Income (Loss) Available to Common Stockholders	$8,709	$(1,314)

Earnings (Loss) Per Share
Basic	$0.25	$(0.04)
Diluted	$0.24	$(0.04)

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Operations
(Unaudited)
	Six Months Ended	Six Months Ended
(in thousands, except earnings per share data)	June 30, 2008	June 30, 2007
Revenues
Oil and gas sales	$71,904	$27,861
Gas gathering operations	7,577	5,646
Other operating income	1,547	49
Total Revenues	81,028	33,556

Costs and Expenses
Lease operations	8,435	6,898
Drilling operations	1,006	-
Production taxes	3,862	1,597
Exploration expenses	1,210	654
Impairment and abandonments	634	1,382
Gas gathering operations	7,781	6,237
Depreciation, depletion and amortization	26,287	13,585
General and administrative	7,905	4,885
Total Costs and Expenses	57,120	35,238

Income (Loss) from Operations	23,908	(1,682)

Other Income (Expense)
Interest expense	(4,233)	(3,140)
Interest income	97	103
Loan fee amortization	(587)	(169)
Total Other Income (Expense)	(4,723)	(3,206)

Income (loss) before income taxes	19,185	(4,888)
Income tax (benefit) expense -- current	-	(5,250)
deferred	4,803	3,568

Net Income (Loss)	14,382	(3,206)
Preferred dividends	2,404	-
Net Income (Loss) Available to Common Stockholders	$11,978	$(3,206)

Earnings (Loss) Per Share
Basic	$0.35	$(0.10)
Diluted	$0.34	$(0.10)

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Cash Flows
(Unaudited)

(in thousands, except earnings per share data)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating Activities
Net income (loss)	$14,382	$(3,206)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation, depletion and amortization	26,874	13,754
Impairment, abandonments and dry hole costs	634	1,836
Deferred tax expense	4,803	3,568
Excess tax benefits from stock-based compensation	(1,453)	-
Non-cash compensation expense	1,928	571
Non-cash change in components of OCI	-	1,524
Changes in operating assets and liabilities:
Receivables	(19,877)	(5,897)
Prepaid expenses and other	(681)	(4,752)
Accounts payable and accrued expenses	(2,664)	5,615
Current income taxes receivable	(25)	(5,527)
Net cash provided by operating activities	23,921	7,486

Investing Activities
Development and purchases of oil and gas properties	(73,072)	(37,291)
Purchase of other equipment	(1,166)	(2,554)
Purchase of subsidiary	-	(95,994)
Net cash used by investing activities	(74,238)	(135,839)

Financing Activities
Proceeds from bank credit facility	28,000	154,100
Payments on bank credit facility	(11,000)	(22,851)
Proceeds from installment and other obligations	190	119
Payments on installment and other obligations	(267)	(260)
Issuance of preferred stock, net of expenses	32,377	-
Purchase of lower call option	(11,617)	-
Proceeds from sale of upper call option	9,356	-
Payment of preferred stock dividends	(1,381)	-
Cost of shares retired upon option exercises	(2,414)	-
Excess tax benefits from stock-based compensation	1,453	-
Proceeds from exercise of stock options	850	-
Proceeds from issuance of common stock, net of expenses	33	407
Purchase of treasury shares	(525)	(219)
Net cash provided by financing activities	45,055	131,296
Change in Cash and Equivalents	(5,262)	2,943
Cash and equivalents at beginning of period	9,831	3,882
Cash and Equivalents at End of Period	$4,569	$6,825

See notes to consolidated financial statements

TXCO RESOURCES INC.
Notes To Consolidated Financial Statements
Periods Ended June 30, 2008, and June 30, 2007 (Unaudited)

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

2.     Stock-based Compensation

The Company has stock-based employee compensation plans that are described more fully in Note F, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  Total stock-based compensation expense recognized was $1.9 million and $0.6 million, in the first six months of 2008 and 2007, respectively.

Stock Options:  In prior years, the Company issued stock options as compensation to employees and non-employee directors under its 1995 Flexible Incentive Plan.  Generally, these options had a ten-year life and vested over two years for employees and three years for directors. Upon exercise, newly issued shares are utilized to fulfill the obligation.  No options have been granted since 2004.

As of June 30, 2008, the Company had outstanding exercisable options to purchase 307,250 shares of common stock at prices ranging from $2.125 to $5.00 per share. The options expire at various dates through September 2014.

Stock Option Activity:	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1995 Flexible Incentive Plan:*	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2007	713	$2.94	2.39	$8,596
Exercised	406	2.14
Outstanding and exercisable at June 30, 2008	307	$3.99	4.53	$2,387
*   There have been no options awarded under the 2005 Stock Incentive Plan.

Restricted Stock:  Beginning in 2006, the Company made annual restricted stock grants as compensation to employees and non-employee directors under its 2005 Stock Incentive Plan.  During 2008, shares with an aggregate fair value of $1.5 million were granted to non-employee directors, net of forfeitures related to the Settlement Agreement with Third Point, LLC and certain other parties. For additional details on the Settlement Agreement, see the Form 8-K filed with the SEC on March 19, 2008. The vesting term for continuing directors is one year, while shares awarded to new directors vest over three years.  Also as part of this Settlement Agreement, the vesting of 41,666 shares held by two exiting directors was accelerated. Additionally during 2008, shares with an aggregate fair value of $3.1 million and a three-year vesting period were granted to employees ($1.0 million aggregate fair value per year). The fair value is recognized as stock compensation expense (included in general and administrative expense on the Consolidated Statements of Operations) over the vesting periods.

2.     Stock-based Compensation - continued

Restricted Stock Activity:	Shares
2005 Stock Incentive Plan:	(in thousands)
Unvested restricted stock at December 31, 2007	527
Granted	412
Vested	(260)
Forfeited	(35)
Unvested restricted stock at June 30, 2008	644

Warrants:  At June 30, 2008, the Company had no outstanding warrants. In second quarter 2008, warrants to purchase 704,200 shares of common stock at $4.25 were exercised on a cashless basis, resulting in the issuance of 442,458 shares of common stock. The remaining warrants expired in May 2008.

3.     Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$10,129	$(1,314)	$14,382	$(3,206)
Less: Preferred dividends	1,420	-	2,404	-
Income (loss) for basic earnings per share	8,709	(1,314)	11,978	(3,206)
Add: Income impact of any assumed conversions	1,120	-	-	-
Income (loss) for diluted earnings per share	$9,829	$(1,314)	$11,978	$(3,206)

Weighted-average number of common shares:
Basic	34,529	33,496	34,228	33,242
Effect of dilutive securities:
Stock options and warrants	355	-*	517	-*
Restricted shares	636	-*	647	-*
Convertible preferred stock	4,759	-	-	-
Diluted	40,279	33,496	35,392	33,242
Earnings per common share:
Basic	$0.25	$(0.04)	$0.35	$(0.10)
Diluted	$0.24	$(0.04)	$0.34	$(0.10)
* Not applicable due to net loss for the period.

For the quarter ended June 30, 2008, the calculation of weighted-average number of common shares for diluted EPS does not include 1,152,074 of potential common shares derived from Series E convertible preferred stock, and 5,879,330 potential common shares derived from written call options, respectively, because their effect would have been anti-dilutive.  The impact for the year-to-date period would have been 5,041,391 and 5,047,729, respectively. The Series D shares were considered dilutive for second quarter 2008 since the basic earnings per share for the period exceeded $0.235, the dividend amount per underlying share.

If there had not been a net loss for the prior year quarter, potential common shares would have been 895,408 and 393,521 from outstanding stock options and warrants, and non-vested shares, respectively. The impact for the six-month period of 2007 would have been 968,960 and 319,799, respectively.  No outstanding stock options or warrants were anti-dilutive based on exercise price during the periods presented.

When shares of TXCO's Series D and/or Series E Convertible Preferred Stock are converted into common shares, the Company expects to exercise its purchased call options with respect to the same number of common shares.

4.     Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainly in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits meeting the "more likely than not" recognition threshold be recognized or continue to be recognized on its effective date.  As required, the Company has adopted the provisions of FIN 48 effective January 1, 2007.

The Company has not included any accruals for unrecognized income tax benefits in its income tax calculation as of June 30, 2008 and June 30, 2007.  The Company does not anticipate a significant change in its unrecognized tax benefits in the next 12 months.

As of June 30, 2008, the tax years ended December 31, 2003, through 2007 remained subject to examination by tax authorities.

The Company's effective tax rate was 32.7% and 25.0% for the three- and six-month periods ended June 30, 2008, respectively.  The Company's effective tax rate for the six-month period was not proportional to that which would be expected for income before tax due to the exercise of stock options in first quarter 2008 with substantially lower option price than the current market price. These exercises resulted in a tax deduction to the Company of $4,275,000.

5.     Derivative Instruments and Hedging Activity

Due to the volatility of oil and natural gas prices and interest rates, the Company, from time to time, enters into risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production and/or interest payments on its long-term debt.  This allows it to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. On a quarterly basis, the Company's management sets all of the Company's risk management policies, including quantity, types of instruments and counterparties. None of these instruments are used for trading purposes.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). These derivative instruments are intended to hedge the Company's price risk and could be considered hedges for economic purposes, but certain of these transactions may or may not qualify for hedge accounting. All derivative instrument contracts are recorded on the Consolidated Balance Sheets at fair value. The change in fair value for the effective portion of contracts designated as cash flow hedges is reflected in Other Comprehensive Income (Loss) in the Stockholders' Equity section of the Consolidated Balance Sheets.  The realized gain or loss on derivative contracts is reported on the Consolidated Statement of Operations as the hedged transactions occur.  The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

Commodity Price Risk-Related Hedging Activities:  The Company had cash flow hedges in place during the periods shown, in accordance with the terms of our term loan and revolving credit facilities. The Company generally uses costless collars, based upon the same price indexes that are used for the majority of TXCO's commodity sales contracts, for hedging commodity price risk for approximately 50% of anticipated sales volumes. When commodity derivatives are used, they apply to only a portion of the Company's production, provide only partial price protection against declines in oil and natural gas prices, and partially limit the Company's potential gains from future increases in prices.

5.     Derivative Instruments and Hedging Activity - continued

The following table reflects the realized losses from derivatives included in "Oil and gas sales" on the Consolidated Statements of Operations:

(in thousands)	2008	2007
For the three months ended June 30:
Crude oil derivative realized settlement losses	$3,349	$95
Natural gas derivative realized settlement losses	200	381
Loss on commodity derivative contracts	$3,549	$476

For the six months ended June 30:
Crude oil derivative realized settlement losses	$4,794	$157
Natural gas derivative realized settlement losses	200	1,524
Loss on commodity derivative contracts	$4,994	$1,681

The fair value of outstanding commodity derivative contracts reflected on the balance sheet was as follows:

Trans-	Trans-			Average Floor	Average Ceiling	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
action	action			Price	Price	Per	June 30,	June 30,
Date	Type	Beginning	Ending	Per Unit	Per Unit	Month	2008	2007
Crude Oil - Bbl (2):
08/07-04/08	Collars	01/01/2008	12/31/2008	$69.30	$86.31	28,500	$(10,606)	$-
08/07-04/08	Collars	01/01/2009	12/31/2009	$68.34	$81.09	18,700	(13,313)	-
08/07-04/08	Collars	01/01/2010	06/30/2010	$67.24	$78.45	14,500	(5,081)	-
12/07-04/08	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200	(3,137)	-
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500	(1,614)

Natural Gas - mcf (3):
08/07-04/08	Collars	01/01/2008	12/31/2008	$6.58	$10.46	102,500	(1,786)	-
08/07-04/08	Collars	01/01/2009	12/31/2009	$6.59	$11.65	85,000	(1,889)	-
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000	(633)	-
12/07-04/08	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500	(518)	-
04/08	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000	(538)
							$(39,115)	$-

(1)         The fair value of the Company's outstanding derivative contracts is presented on the balance sheet by counterparty. Amounts in parentheses indicate liabilities.  All were designated as cash flow hedges.
(2)         The crude oil hedges were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.
(3)         The natural gas hedges were entered into on a thousand cubic foot (mcf) delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

Interest Rate Risks-Related Hedging Activities: At June 30, 2008, a fixed rate swap was in place on $100 million of borrowings under TXCO's Term Loan Agreement (See Note 7 for more information on this agreement) which locks the LIBOR portion of the interest rate at 3.305% until June 30, 2010. This equates to a total rate of 7.805% per annum on this debt. The fair market value of this derivative instrument was an asset of $0.3 million at June 30, 2008. The swap is designated as a cash flow hedge. No comparable derivative instrument was in place during 2007. An immaterial amount of ineffectiveness is expected on this derivative contract due to a difference in the rounding conventions for the LIBOR rate between the two documents.

5.     Derivative Instruments and Hedging Activity - continued

The following table reflects the realized losses from derivatives included in "Interest expense" on the Consolidated Statements of Operations:

(in thousands)	2008	2007
For the three months ended June 30:
Interest rate swap realized settlement losses	$49	$-
Interest rate swap ineffectiveness	1	-
Loss on interest rate swap contracts	$50	$-

For the six months ended June 30:
Interest rate swap realized settlement losses	$49	$-
Interest rate swap ineffectiveness	1	-
Loss on interest rate swap contracts	$50	$-

6.     Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The components of comprehensive income are as follows for the three- and six-month periods ended June 30, 2008, and 2007:

(in thousands)	2008	2007
For the three months ended June 30:
Net income (loss)	$10,129	$(1,314)
Other comprehensive income (loss):
Deferred hedge (loss) gain	(25,483)	506
Income tax benefit (expense) of cash flow hedges	8,664	(187)
Total comprehensive income (loss)	$(6,690)	$(995)

For the six months ended June 30:
Net income (loss)	$14,382	$(3,206)
Other comprehensive income (loss):
Deferred hedge (loss) gain	(30,071)	1,845
Income tax benefit (expense) of cash flow hedges	10,224	(683)
Total comprehensive income (loss)	$(5,465)	$(2,044)

7.     Long-Term Debt

Bank Credit Facilities: The Company has two credit facilities in place.

Senior Credit Agreement -- At June 30, 2008, the Company had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA").  The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At June 30, 2008, the borrowing base was $60.0 million, $17.0 million was outstanding at a weighted average interest rate of 4.279% and the unused borrowing base was $43.0 million.  The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries.  In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. The borrowing base was reduced to $55.0 million in late July concurrent with the sale of certain oil and gas properties. As of July 31, 2008, the balance outstanding under the SCA was $15.0 million, with a weighted average interest rate of 4.25%, and the unused borrowing base was $40.0 million.

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

7.     Long-Term Debt - continued

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

Term Loan Agreement -- At June 30, 2008, the Company had a $100 million five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 7.0%. Loans under the TLA are subject to floating rates of interest equal to, at TXCO’s option, the LIBOR rate plus 4.50% or the base rate plus 3.50%.  The "LIBOR rate" and the base rate are calculated in the same manner as under the SCA.

Borrowings under the TLA may be repaid (but not reborrowed) subject to a prepayment premium equal to (i) 1.0%, if prepaid prior to July 25, 2008, and (ii) 0.0%, thereafter.  Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements.  The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. The Company was in compliance with all such covenants at June 30, 2008. Both agreements also contain customary events of default.  If an event of default occurs and is continuing, lenders with a majority of the aggregate outstanding term loans may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable.

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

The following unaudited pro forma data for the six-month period ended June 30, 2007, includes the results of operations as if the Output acquisition had been consummated on January 1, 2007.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period. Second quarter comparisons are not included since the second quarter for both years included the impact of the acquisition.

	Six Month Period
Pro Forma Income Statement Data (in thousands)	2008	2007
Revenues	$81,028	$50,737
Income (loss) from continuing operations, after pro forma provision for income taxes	$19,185	$(6,860)
Income (loss) from continuing operations available to common stockholders	$11,978	$(6,860)
Income (loss) from continuing operations, per share:
Basic	$0.35	$(0.20)
Diluted	$0.34	$(0.20)

9. Preferred Stock Activity

Preferred Stock Issuances: On February 28, 2008, TXCO entered into an agreement related to the private placement of an aggregate of $20 million of shares of the Company's Series E Convertible Preferred Stock (the "Series E Preferred Stock") and the exchange of the issued and outstanding shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") for shares of its Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to the Securities Purchase Agreement among the Company and the buyers listed therein.  Closing and funding occurred in early March 2008.

The Series E Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share, and is currently convertible into approximately 1.15 million shares of the Company's common stock at a conversion price of $17.36 per share. TXCO concurrently entered into call spread options related to the Series E Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series E Preferred Stock at a time when the market price of the common shares is greater than $17.36 per share and less than or equal to $21.71 per share. For more information, see the discussion under the heading "SELLING STOCKHOLDERS' -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 424B3 Prospectus filed with the Securities and Exchange Commission (the "SEC") on August 4, 2008, File No. 333-150107.

Additionally, in March 2008 the Company received notification that one of the purchasers of the Series D Preferred Stock was exercising its right to purchase additional shares of Series D Preferred Stock.  The purchaser acquired an additional 13,909 shares of Series D Preferred Stock in early April 2008.  The Series D Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. Payment for the subscribed shares was received in early April 2008. All other rights to acquire additional shares of Series D Preferred Stock expired unexercised in late March 2008.

The shares of Series D Preferred Stock issued in April are currently convertible into 960,566 shares of TXCO common stock at a conversion price of $14.48 per share.  TXCO concurrently entered into call spread options related to the newly issued shares of Series D Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series D Preferred Stock at a time when the market price of the common shares is greater than $14.48 per share and less than or equal to $18.10 per share. Each call spread is a combination of a bought and sold call option. For more information, see the discussion under the heading "SELLING STOCKHOLDERS' -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's.  424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

10. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements. See footnote 11.

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

10. Recent Accounting Pronouncements - continued

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" (SFAS 161). SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and non-hedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS 161 also amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to apply this Statement beginning in 2009, and does not expect the application of this Statement on its disclosures to have a material impact in its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411  The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company has not completed its evaluation of the effects, if any, which FAS 162 may have on its consolidated financial position, results of operations and cash flows.

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

11.     Fair Value Measurements - continued

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents TXCO's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
Assets	$ -	$ -	$326
Liabilities:
Derivative instruments	$ -	$ -	$39,115

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

(in thousands)	Derivatives	Total
Balance as of January 1, 2008	$(8,718)	$(8,718)
Total losses (realized or unrealized):
Included in earnings *	(5,044)	(5,044)
Included in other comprehensive income *	(25,027)	(25,027)
Purchases, issuances and settlements	-	-
Transfers in and out of level 3	-	-
Balance as of June 30, 2008	$(38,789)	$(38,789)
Change in unrealized losses included in earnings (or changes in net
assets) relating to derivatives still held as of June 30, 2008	$(30,071)	$(30,071)

* On the Consolidated Income Statements, realized gains or losses from commodity derivatives are included as adjustments to the "Oil and Gas Sales" revenues, while those from interest rate hedges are included in "Interest Expense." Unrealized losses or gains are included in "Other Comprehensive Income" in "Stockholders' Equity" on the Consolidated Balance Sheets, since these derivatives have been designated as cash flow hedges.

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

Overview

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

As of early August, we have eight drilling rigs under contract and in operation on our Maverick Basin acreage, two rigs in the Ft. Trinidad Field in East Texas, and one rig in Oklahoma. Our emphasis thus far this year has been on the Glen Rose, Pearsall and San Miguel formations. We began 48 new wells and 17 re-entries through July 31, including 20 in the Glen Rose Porosity. Our 2008 capital expenditures budget ("CAPEX") calls for more than $125 million to be invested in drilling operations.  This includes funds for the drilling or re-entry of more than 100 wells, as well as funds for completion of a number of wells in progress at year-end 2007 and for infrastructure improvements. We believe the unused borrowing base on our revolving credit facility, along with our current working capital and positive cash flow from existing production and anticipated production increases from new drilling, will provide adequate capital to fund operating cash requirements and complete our scheduled exploration and development goals for 2008.

Due to the number of promising prospects throughout our focus areas, as well as high oil and gas prices, drilling activity has remained high during the last several years.  For further discussion of this activity, see "Principal Areas of Activity" and "Drilling Activity" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007.  The resulting increased expenditures continue to translate into increased reserves as we establish adequate production history. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recognition of reserves.

Most of our income statement line items were impacted by the acquisition of Output Exploration, LLC in April 2007. See the Results of Operations section for the percentage impact on significant line items. Oil and gas sales revenues increased 158.1% for first-half 2008, compared to the same period of 2007.  Sales volumes were up 49.4% on a thousand cubic feet equivalent ("mcfe"), when comparing the same periods.  Average realized prices for first-half 2008 were up $52.41 per barrel of oil ("bo") and $2.77 per thousand cubic feet of natural gas ("mcf") compared to first-half 2007, excluding the impact of hedges.  Total costs and expenses increased 62.1% for first-half 2008 compared with the same prior year period.  Lease operating expenses increased by 22.3% for the six-month period of 2008 from the same prior year period.  Depreciation, depletion and amortization increased by 93.5% for the first half 2008 compared with the prior year period.  These factors resulted in net income available to common stockholders of $8.7 million and $12.0 million, for the three- and six-month periods ended June 30, 2008. We recorded net losses of $1.3 million and $3.2 million for the three- and six-month periods ended June 30, 2007.

Net cash provided by operating activities for first half 2008 was $23.9 million, compared to $7.5 million for the same period in 2007. Net cash provided by operating activities excluding changes in operating assets and liabilities was $47.2 million for year-to-date 2008, up from $18.0 million during the comparable 2007 period.

Operational Data	Three Months			Six Months
for the periods ending June 30	2008	2007	% Change	2008	2007	% Change
Oil sales volumes (mbbls)	308	241	+28	555	392	+42
Gas sales volumes (mmcf)	813	644	+26	1,478	865	+71
Combined sales volumes (mboe)	444	348	+27	802	536	+49
Combined sales volumes (mmcfe)	2,662	2,088	+27	4,810	3,218	+49
Net residue and NGL sales volumes (mmbtu)	367	341	+8	717	608	+18
Oil average realized sales price bbl, excluding hedging impact	$122.76	$61.58	+99	$111.44	$59.03	+88
Gas average realized sales price per mcf, excluding hedging impact	$11.05	$7.44	+48	$10.06	$7.39	+37
Residue & NGL average realized sales price per mmbtu	$10.99	$8.84	+24	$9.93	$8.62	+15
Oil - average daily sales (bopd)	3,385	2,644	+28	3,051	2,166	+42
Gas - average daily sales (mcfd)	8,939	7,082	+26	8,122	4,781	+71
Combined average daily sales (mboed)	4,875	3,825	+27	4,405	2,963	+49
Combined average daily sales (mmcfed)	29,249	22,947	+27	26,428	17,778	+49

Liquidity and Capital Resources

Liquidity is a measure of ability to access cash. Our primary needs for cash are for exploration, exploitation, development and acquisition of oil and gas properties, repayment of contractual obligations and working capital funding. We have historically addressed our long-term liquidity requirements through cash provided by operating activities, the issuance of debt and equity securities when market conditions permit, sale of non-strategic assets, and through our credit facilities. The prices for future oil and natural gas production and the level of production have significant impacts on operating cash flows and cannot be predicted with any degree of certainty. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of equity securities, the sales of strategic and non-strategic assets, and joint-venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

Bank Credit Facilities: We have two credit facilities in place, as follows:

Senior Credit Agreement -- At June 30, 2008, we had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA").  The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At June 30, 2008, the borrowing base was $60.0 million, $17.0 million was outstanding at a weighted average interest rate of 4.279% and the unused borrowing base was $43.0 million.  The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries.  In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. The borrowing base was reduced to $55.0 million in late July concurrent with the sale of certain oil and gas properties. As of July 31, 2008, the balance outstanding under the SCA was $15.0 million, with a weighted average interest rate of 4.25%, and the unused borrowing base was $40.0 million.

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

Term Loan Agreement -- At June 30, 2008, we had a $100 million five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 7.0%.  Loans under the TLA are subject to floating rates of interest equal to, at our option, the LIBOR rate plus 4.50% or the base rate plus 3.50%.  The LIBOR rate and the base rate are calculated in the same manner as under the SCA.

Borrowings under the TLA may be repaid (but not reborrowed) subject to a prepayment premium equal to (i) 1.0%, if prepaid prior to July 25, 2008 and (ii) 0.0%, thereafter.  Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements.  The SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. We were in compliance with all such covenants at June 30, 2008. Both agreements also contain customary events of default.  If an event of default occurs and is continuing, lenders with a majority of the aggregate outstanding term loans may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable.

Preferred Stock Placements:  In March 2008, we issued 20,000 shares of our Series E Preferred Stock. The Series E Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. These shares are currently convertible into approximately 1.15 million shares of the Company's common stock at a conversion price of $17.36 per share. TXCO concurrently entered into call spread options related to the Series E Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series E Preferred Stock at a time when the market price is greater than $17.36 per share and less than or equal to $21.71 per share. For more information, see the discussion under the heading "SELLING STOCKHOLDERS -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

Also, in April 2008, we issued 13,909 additional shares of our Series D Preferred Stock.  The Series D Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. These share are currently convertible into 960,566 shares of TXCO's common stock at a conversion price of $14.48 per share.  TXCO concurrently entered into call spread options related to the newly issued shares of Series D Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series D Preferred Stock at a time when the market price of the common shares is greater than $14.48 per share and less than or equal to $18.10 per share. The terms of the April 2008 call spread options are substantially identical to those issued in November 2007.  For more information, see the discussion under the heading "SELLING STOCKHOLDERS -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

A portion of the proceeds from each of these issuances will be used to complement funding of our 2008 CAPEX drilling program. The registration statement for the preferred stock issuances was declared effective in early August 2008.  TXCO has the option to pay dividends in cash or with shares of its common stock. To date, all dividends on the preferred stock have been paid in cash See Note 9 in the accompanying Notes to Consolidated Financial Statements for more information.

Outlook:  We believe our Bank Credit Facilities, along with our current working capital and positive cash flow from existing production and anticipated production increases from new drilling, will provide adequate capital to fund operating cash requirements and complete our scheduled exploration and development goals for 2008.  We expect to further increase our borrowing base commensurate with the expected growth of our proved oil and gas reserves throughout the base term of the Bank Credit Facilities. Should product prices weaken, or expected new oil and gas production levels not be attained, the resulting reduction in projected revenues would cause us to re-evaluate our working capital options and would adversely affect our ability to carry out our current operating plans.

At our annual meeting, held on May 30, 2008, TXCO's stockholders approved the adoption of the Overriding Royalty Purchase Plan (the "ORPP"). The ORPP provides the Company the ability to purchase the overriding royalty interests in our existing and future oil and gas leases from Mr. James E. Sigmon, Chairman and Chief Executive Officer of TXCO, in one or more transactions in exchange for shares of our common stock, cash or a combination thereof, if and when purchase terms are agreed upon by the Board of Directors and Mr. Sigmon. The ORPP has 3,000,000 shares of common stock reserved for issuance, which is approximately 8.5% of the Company’s issued and outstanding common stock as of July 31, 2008. Any issuance of such shares to Mr. Sigmon may have a dilutive effect on the Company’s other common stockholders.

Risk Management Activities -- Hedging Contracts: Due to the volatility of oil and natural gas prices and requirements under our Bank Credit Facilities, we periodically enter into price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production. We also have interest rate swaps on our long-term debt.  In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity hedges apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and may partially limit our potential gains from future increases in prices.  None of these instruments are used for trading purposes.

On a quarterly basis, management sets all of our risk management policies, including quantities, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation with and concurrence by the President and the Board of Directors.  Our Board of Directors monitors our risk management policies and trades.

All of our risk management instruments are considered derivatives and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." When used, these derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. The change in fair value for the effective portion of contracts designated as cash flow hedges is recognized as Other Comprehensive Income (Loss) as a component in the Stockholders' Equity section of the Consolidated Balance Sheets, and is reclassified to income as the hedged transactions occur.  The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

In accordance with the terms of our Bank Credit Facilities, we have entered into derivative agreements.  At July 31, 2008, collars were in place covering approximately 50% of our projected crude oil and natural gas sales over the next 3 years, and interest rate swaps locked in the interest rate on our $100 million TLA through June 30, 2010.   See Note 5 to our consolidated financial statements for further information.

Sources and Uses of Cash: At December 31, 2007, our cash reserves were $9.8 million. During the first six months of 2008, cash provided by operating activities was $23.9 million.  Borrowings under the Bank Credit Facilities of $28.0 million, net proceeds from the Series D Preferred Stock and Series E Preferred Stock, of $32.4 million, proceeds from the sale of the related upper call options of $9.4 million and from the exercise of stock options of $0.9 million, resulted in total cash available of $104.4 million for use in meeting our ongoing operational and development needs.

Principal payments of $11.0 million were made on Bank Credit Facilities during the first six months of 2008. Interest payments on debt were $2.8 million. There were no federal income taxes paid during first-half 2008. We applied $73.1 million to fund the ongoing development of our oil and gas producing properties, $11.6 million to the purchase of lower call options related to the Series D Preferred Stock and Series E Preferred Stock, and $1.2 million for the purchase of other equipment.

We had a working capital deficit at June 30, 2008, including the net $19.7 million current liability associated with our derivatives, of $22.0 million, while the current ratio was 0.69 to 1. At year-end 2007, including the $5.2 million of derivative current liabilities, our working capital deficit was $23.9 million, while the current ratio was 0.60 to 1. We ended the first six months of 2008 with a working capital deficit of $2.2 million, compared to negative working capital of $18.7 million at December 31, 2007 adjusted for the impact of the derivatives on current assets and liabilities. At June 30, 2008, our current ratio was 0.96 to 1 compared to 0.66 to 1 at year-end 2007, with the same adjustment.

We completed the first half of 2008 with an unused borrowing base of $43.0 million under the Bank Credit Facilities. Net cash provided by operating activities for the first six months of 2008 was $23.9 million, compared to $7.5 million in the same period of 2007.  Before changes in operating assets and liabilities, net cash provided by operating activities during the first half of 2008 was $47.2 million compared to $18.0 million for the same 2007 period. Changes in operating assets and liabilities include increases or decreases in current receivables, payables and prepaid expenses from the prior year-end balances.

Results of Operations

The following table highlights the change for 2008 from the comparable period in 2007:

Change in Selected Income Statement	Three Months		Six Months
Items for the Periods Ending June 30	$ thousands	%	$ thousands	%
Oil and gas revenues	+24,121	+126	+44,044	+158
Lease operations	-35	-1	+1,537	+22
Depreciation, depletion & amortization	+6,344	+73	+12,702	+94
Income from operations	+16,408	+1,794	+25,590	n/m
Net income / loss	+11,440	n/m	+17,587	n/m
Income available to common stockholders	+10,020	n/m	+15,184	n/m
n/m - % change not meaningful due to a move from loss to income for the period

The following table summarizes the change for 2008 from the comparable periods in 2007:

Change in Gas Gathering Results	Three Months		Six Months
for the Periods Ending June 30	$ thousands	%	$ thousands	%
Gas gathering revenues	+1,200	+38	+1,932	+34
Gas gathering operations expense	+1,038	+31	+1,544	+25
Gross margin	+162	+79	+388	+66
Operational data:
Total sales volumes (mmbtu)	+26	+8	+109	+18
Average sales price ($ per mmbtu)	+2.15	+24	+1.32	+15

Three Months Ended June 30, 2008, Compared with Three Months Ended June 30, 2007:

Revenues

The 126% increase in oil and gas revenue is primarily due to higher average realized prices for crude oil and natural gas, as well as higher volumes for both products.  Sales volumes increased 27% on a mcfe basis. Natural gas sales volumes were up 26% due to increased production from the Fort Trinidad, Pearsall and Georgetown plays, partially offset by reductions reflecting normal maturing gas well decline curves and our emphasis on drilling oil wells over the last two years.  Oil sales volumes increased 28% primarily due to Glen Rose Porosity wells put on production since June 30, 2007.  Excluding the impact of hedging, average realized sales prices for natural gas were up 49%, while those for crude oil were up 99%. Derivative losses on hedges reduced revenues by $3.5 million for the quarter, compared with $0.5 million for the prior-year quarter.

Lease Operations ("LOE")

The 1% decrease reflects elimination of costs for properties sold during fourth quarter 2007 and reduced costs on properties for which we assumed operation, largely offset by costs related to 28 net oil wells and six net gas wells placed on production since June 30, 2007, and increasing costs due to greater demand for third-party services in the field.

Exploration Expenses

The 104% increase primarily reflects delay rental payments on certain leased properties.

Gas Gathering

The 38% increase in gas gathering revenues (and 31% increase in related expenses) reflects higher sales volumes and higher realized prices.

Impairment

The 46% decrease in impairment expense reflects higher average commodity prices in the current year.

Depreciation, Depletion and Amortization ("DD&A")

The 73% increase is due to higher finding costs, depletion rates and costs related to new wells placed on production over the last year.

General and Administrative ("G&A")

The $0.8 million increase was primarily due to higher non-cash stock compensation expense. G&A expense as a percentage of revenue decreased to 8.0%, from 13.8% last year, primarily due to higher commodity sales prices.  During first quarter 2008, G&A as a percentage of revenue was 12.5%.

Interest Expense

The 30% decrease was due to lower average outstanding balances on our revolving credit agreement, primarily due to some of the funds received in the preferred stock placements being used to repay outstanding borrowings.

Income Tax Expense

Our effective tax rate was 32.7%, down from 35.5% in the prior year period, due to the impact of changes in the Texas Gross Margin tax.

Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007:

Revenues

The 158% increase in oil and gas revenue is primarily due to the inclusion of two full quarters of Output revenues, along with higher average realized prices for crude oil and natural gas, as well as higher volumes for both products.  Sales volumes increased 49% on a mcfe basis. Natural gas sales volumes were up 71% due to inclusion of Output volumes for the full period, as well as increased volumes in the Pearsall and Georgetown plays, partially offset by reductions reflecting normal maturing gas well decline curves and our emphasis on drilling oil wells over the last two years.  Oil sales volumes increased 42% primarily due to Glen Rose Porosity wells put on production since June 30, 2007.  Excluding the impact of hedging, average realized sales prices for natural gas were up 37%, while those for crude oil were up 89%. Derivative losses on hedges reduced revenues by $5.0 million for the period, compared with $1.7 million for the prior year period.

Lease Operations ("LOE")

The 22% increase reflects the inclusion of Output costs for the full year and costs related to 28 net oil wells and six net gas wells placed on production since June 30, 2007, and increasing costs due to greater demand for third-party services in the field, partially offset by elimination of costs for properties sold during fourth quarter 2007 and reduced costs on properties for which we assumed operation.

Exploration Expenses

The 85% increase primarily reflects delay rental payments on certain leased properties.

Gas Gathering

The 34% increase in gas gathering revenues (and 25% increase in related expenses) reflects higher sales volumes and higher realized prices.

Impairment

The 54% decrease in impairment expense reflects higher average commodity prices in the current year.

Depreciation, Depletion and Amortization ("DD&A")

The 94% increase is due to the inclusion of Output costs for the full year and higher finding costs, depletion rates and costs related to new wells placed on production over the last year.

General and Administrative ("G&A")

The $3.0 million increase was primarily due to higher non-cash stock compensation expense, proxy contest expenses and system conversion costs. G&A expense as a percentage of revenue decreased to 9.8%, from 14.6% for the same period last year, primarily due to higher commodity sales prices.  During first quarter 2008, G&A as a percentage of revenue was 12.5%.

Interest Expense

The $1.1 million increase was due to our long-term financing related primarily to the April 2007 Output acquisition.

Income Tax Expense

Our effective tax rate was 25.0%, down from 34.4% in the prior year period, due to the tax benefit received on the exercise of stock options during first quarter 2008, and changes in the Texas Gross Margin tax.

Drilling Activities

We drilled or participated in drilling 54 wells in the first six months of 2008. Of these wells, 43 were in the Maverick Basin, nine were on former Output assets, and one each in South Dakota and the Marfa Basin of West Texas. In July 2008, we spudded ten additional wells.  At July 31, 2008, of the 65 total wells that we participated in this year, 16 were on production, 35 were in completion or being evaluated for recompletion, and 11 remained drilling, while one was dry and will be plugged and abandoned, one was completed as a steam injection well and one as a fracture stimulation monitor well. Additionally, 10 wells that were in progress at year-end 2007 were placed on production in 2008.  We have focused primarily on the Glen Rose, Pearsall and San Miguel formations thus far in 2008.  By comparison, we participated in 49 wells during the first six months of 2007. The following table shows net daily sales for the periods presented:

	Quarter Ended			% Change from
Average net daily sales volumes :	June 30, 2008	March 31, 2008	June 30, 2007	1st Qtr 2008	2nd Qtr 2007
Oil, bopd	3,385	2,717	2,644	+25	+28
Natural gas, mcfd	8,939	7,306	7,085	+22	+26
Oil equivalent, boed	4,875	3,935	3,825	+24	+27

Natural gas volumes increased due to new gas wells put on production in first-half 2008.  These new volumes were partially offset by normal production declines experienced on natural gas wells in the first six months of 2008. Oil sales during the second quarter of 2008 were up from first-quarter 2008 due to new wells put on production and reductions in the first quarter due to the annual hunting season moratorium.

Maverick Basin

There are eight rigs under contract to facilitate drilling or re-entry of almost 90 wells during 2008 in the Maverick Basin. TXCO owns two of these drilling rigs, which are being used primarily on shallow targets.

Glen Rose - During the first six months of 2008, we drilled or re-entered 16 Glen Rose Porosity ("GRP") wells, compared with 19 in the same period of 2007. We have not drilled shoal or reef wells in the Maverick Basin this year. Six wells targeting a Glen Rose reef or shoal were started in the Maverick Basin in first-half 2007.

Four GRP wells were begun in July 2008. As of July 31, 2008, of the 20 total 2008 GRP wells, 10 are on production, six are in completion, and four continue drilling. Additionally, one GRP well that was in progress at year-end 2007 was put on production during 2008. Glen Rose average daily sales for second quarter 2008 were 2,426 bopd and 1.9 mmcfd, compared to 1,748 bopd and 2.1 mmcfd for the preceding quarter, and 1,777 bopd and 2.3 mmcfd for the comparable prior-year quarter. The increase in oil volumes from the prior quarter was due to the impact, in that quarter, of the annual hunting season moratorium and the necessity to shut-in certain wells while the operator on the lease renewed a surface discharge permit that it allowed to expire.

Glen Rose targets in the Maverick Basin represent almost half of our 2008 CAPEX budget. We currently plan to drill or re-enter over 35 wells in the Porosity during 2008.  In May 2008, Schlumberger completed a comprehensive reservoir optimization study that focused on multiple aspects of the GRP project, including the establishment of higher reserve levels, higher recovery rates, evaluating secondary recovery opportunities and overall operating efficiencies.  TXCO's technical staff has modified certain of its procedures based on the study.

Georgetown - We drilled or re-entered seven Georgetown wells in the first six months of 2008.  Two of these wells are producing gas and one is producing oil, while three are in completion stage, and one was dry and is waiting to be plugged and abandoned. For comparison, we participated in three Georgetown wells in the comparable prior year period. Our 2008 CAPEX budget includes six Georgetown wells. Georgetown average daily sales for second-quarter 2008 were 501 bopd and 850 mcfd, compared to 218 bopd and 128 mcfd for the preceding quarter, and 18 bopd and 110 mcfd for the prior-year second quarter.

San Miguel - San Miguel conventional oil average daily sales for second-quarter 2008 were 195 bopd, compared to 211 bopd for the preceding quarter, and 219 bopd for the prior-year second quarter.  We spudded four conventional San Miguel wells during June 2008, and an additional four during July. Of the eight San Miguel wells spudded this year, six await completion while two continue drilling at July 31, 2008. Additionally, one San Miguel well that was in progress at year-end 2007 was put on production during 2008. Our CAPEX budget calls for 20 San Miguel wells in 2008. We began 10 San Miguel wells in  first-half 2007.

Oil Sands - Based on continuing reservoir simulation studies, we decided to convert the first pilot to a Steam-Assisted Gravity Drainage ("SAGD") process by the addition of two horizontal wells. We used our shallow drilling rig to drill two horizontal wells in this conversion.  The SAGD well pair was drilled between the existing cyclic steam wells, which will be converted to temperature-monitoring wells.  Existing steam generation capacity has been doubled by the addition of a second 25 mmBtu steam generator and the initial formation pre-heat phase is under way.  We expect high-temperature steam injection and initial production to start late in the third quarter.

We also further utilized our drilling rig to establish a second pilot, featuring five to eight new horizontal / vertical wells utilizing a modified Fracture-Assisted-Steamflood-Technology.  Drilling has been completed on the horizontal wells.  Two new 50 mmBtu steam generators have been delivered and steam injection for the pre-heat phase is expected to start during the third quarter. We started nine Oil Sands wells during the first six months of 2008. Our 2008 CAPEX includes $10.0 million for Oil Sands wells and related steam generators and surface equipment. Our partner is also contributing $10 million to this $20 million project.

In December 2007, we engaged Scotia Waterous, a global leader in oil and gas industry mergers, acquisitions and capital market transactions, as financial advisor for a strategic alternatives effort to maximize the value of our oil sands assets.  Most of our wholly owned oil sands assets have been placed in a wholly owned subsidiary designed to expedite development opportunities.  Although the industry showed considerable interest in our project, no bids that the Company would consider were received.  Therefore, the project was taken off the market until data from the new pilots is obtained.

Pearsall - Four wells were spudded targeting the Pearsall formation during first-half 2008. Two of the four wells await completion, while one continues drilling and one was completed as a fracture stimulation monitor well. In July 2008, we spudded one Pearsall well that continues drilling. Our 2008 CAPEX budget includes four Pearsall wells.

In early August, we announced initial test results on its Myers 2-683H well. Following completion of a five-stage fracture stimulation, the well flowed an average of approximately 3.5 million cubic feet of gas per day and 2,500 barrels per day of frac fluid at 3,875 psi flowing tubing pressure. The well was our third horizontal Pearsall well to be fracture stimulated this year and the first to be successfully treated with five stages. It is the first Pearsall well in which the horizontal lateral, 3,000 feet long, was fully cased, cemented and perforated for limited entry. Also, we conducted microseismic monitoring from a nearby offset well during the treatment, allowing us to observe and modify the stimulation in real time. This well provides us with valuable data that will be used on other Pearsall wells to be drilled and fracture-stimulated in the future.

Other Areas

Output Properties - Operations are ongoing on former Output properties.  Nine wells were spudded during first-half 2008. Additionally, one well was spudded during July 2008.  Of these 10 wells at July 31, 2008, one is producing, six are awaiting completion and three continue drilling.  Additionally, six wells spudded in 2007 were put on production during first-half 2008.  We expect to participate in about 14 wells this year on prospects acquired through Output.

Subsequent Event

In late July 2008, we closed on the sale of our interests in 15 non-core properties, primarily in South Texas and the Gulf of Mexico, to Traditions 2008 Investments, LLC for $9.6 million. The properties have current net production of approximately 1.3 mmcfed, and had 3.7 bcfe of proved reserves at year-end 2007. We acquired the acreage through our 2007 purchase of Output Exploration LLC.  The sale will not have a material impact on our financial position or results of operations.

Disclosure Regarding Forward Looking Statements

Statements in this Form 10-Q which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forwarding-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated financial results, or expected prices, production volumes, well test results, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geological formations or the availability of specific services, equipment or technologies.  It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty.  These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing. TXCO undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to the "Risk Factors" discussion in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007, for additional information.  This and all our previously filed documents are on file at the Securities and Exchange Commission and can be viewed on our website at www.txco.com.  Copies of the filings are available from our Corporate Secretary without charge.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price increases.

Interest Rate Risk: We are exposed to market risk through interest rates related to our credit facility borrowing.  Our credit facilities borrowings are based on the LIBOR or prime rate plus an applicable margin and are used to assist in meeting our working capital needs.  As of June 30, 2008, we had $117.0 million in total borrowings under our credit facilities at a weighted average interest rate of 6.605% per annum.  During second-quarter 2008, we entered into interest rate swaps for our $100 million term loan that effectively locks the interest rate on that debt at 7.805% per annum until June 30, 2010.  The impact of the swap agreement changes our weighted average interest rate at June 30, 2008, to 7.2927% per annum.  An annualized 10% fluctuation in interest charged on the floating rate balance of $17.0 million would have approximately $73,000 impact on our annual net income, before taxes.

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

The following is a list of derivative contracts outstanding as of June 30, 2008:

Transaction Date	Trans- action Type	Beginning	Ending	Average Floor Price Per Unit	Average Ceiling Price Per Unit	Volumes Per Month
Crude Oil - Bbl (1):
08/07-04/08	Collars	01/01/2008	12/31/2008	$69.30	$86.31	28,500
08/07-04/08	Collars	01/01/2009	12/31/2009	$68.34	$81.09	18,700
08/07-04/08	Collars	01/01/2010	06/30/2010	$67.24	$78.45	14,500
12/07-04/08	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500

Natural Gas - mcf (2):
08/07-04/08	Collars	01/01/2008	12/31/2008	$6.58	$10.46	102,500
08/07-04/08	Collars	01/01/2009	12/31/2009	$6.59	$11.65	85,000
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000
12/07-04/08	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500
04/08	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000

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

Call Spread Transactions:  In connection with our issuances of Series D Preferred Stock and Series E Preferred Stock, we entered into hedging transactions structured as issuer call spread transactions with Capital Ventures International (the "Counterparty"), one of the purchasers of the preferred stock. Each call spread transaction is a combination of a bought and sold call option with the Counterparty. We entered into three call spread transactions -- one corresponding to each of the November 2007 and the April 2008 issuances of our Series D Preferred Stock and one corresponding to the March 2008 issuance of our Series E Preferred Stock. The call options that we purchased from and sold to the Counterparty cover approximately the same number of shares of our common stock as the maximum number of shares of common stock subject to issuance upon conversion of our Series D Preferred Stock and Series E Preferred Stock.

The purpose of the call spread transactions is to effectively, by economic effect rather than by amendment to the terms of the applicable series of preferred stock, increase the conversion premium on our Series D Preferred Stock and Series E Preferred Stock from 20% to up to 50% of the price of our common stock price on the date of issuance of the preferred stock, depending on the price of our common stock on the conversion date, as well as, if exercised, the price of our common stock on the dates of exercise of the call spread options.

The call spread transactions have the economic effect of increasing the conversion premium by either the Counterparty paying us additional cash (as if we had sold the preferred stock for a higher price), in the case of a cash settlement, or the Counterparty acquiring shares in the open market and delivering them to us, thereby reducing the number of outstanding shares and putting us in the same position as if we had issued preferred stock with a higher conversion price, in the case of a net share settlement. The call spread transactions allow us to effectively increase the market price of our common stock at which dilution would otherwise occur upon conversion of our convertible preferred stock, from $14.48 to $18.10 per share of common stock for our Series D Preferred Stock, and from $17.36 to $21.71 per share of common stock for our Series E Preferred Stock.

Such options may result in dilution to the holders of our common stock in certain circumstances. For more information, see the discussion under the heading "SELLING STOCKHOLDERS' -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

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

Based on their evaluation as of June 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive and chief financial officers, as applicable, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. We believe that there are no claims or litigation at this time, the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding will not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurs.

We were not involved in any material litigation matters as of August 8, 2008.

ITEM 1A.     RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our stock repurchase activity during second-quarter 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ million)
Tax withholding on vesting (1):
04/1-30/2008	-	-	-	$ -
05/1-31/2008	26,987	$11.13	-	$ -
06/1-30/2008	-	-	-	$ -

(1)  During the second quarter of 2008, the Company acquired 26,987 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of a portion of the restricted stock awards issued by the Company.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2008, the Company held its Annual Meeting of Stockholders at the Petroleum Club of San Antonio, pursuant to the notice mailed to stockholders of record on April 14, 2008.  The following matters were submitted for approval by TXCO's stockholders at the Annual Meeting.  All of the matters were approved by TXCO's stockholders and the results of the voting are shown below for each matter.

1.     Election of three Class A Directors to serve for a three-year term expiring in 2011.

Nominee	For	Withheld

Dennis B. Fitzpatrick	30,250,726	298,893
Jacob Roorda	29,670,915	878,704
Anthony Tripodo	30,119,768	429,851

In addition to the foregoing, the terms of the following Directors of the Company continued after the Annual Meeting:  Alan L. Edgar (Class B), Jon Michael Muckleroy (Class B), Michael J. Pint (Class C), and James E. Sigmon (Class C).

For a description of the Settlement Agreement with Third Point LLC, a Delaware limited liability company ("Third Point"), and the other parties named therein, with respect to, among other things, the election of the Class A Directors at the Annual Meeting, please see the Company's Schedule 14A filed with the SEC on April 29, 2008, File No. 000-09120.

2.     Proposal to approve an amendment to the TXCO Resources Inc. 2005 Stock Incentive Plan, as amended and restated, to provide that shares of the Company's common stock that have been issued or are issuable under the Company's expired 1995 Flexible Incentive Plan will not be deducted from the number of shares of the Company's common stock that are reserved for issuance under the 2005 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Vote
16,148,016	4,488,983	79,047	9,833,573

3.     Proposal to approve the adoption of the TXCO Resources Inc. Overriding Royalty Purchase Plan pursuant to which the Company may purchase the overriding royalty interests of James E. Sigmon, the Company's Chairman and Chief Executive Officer, in the Company's existing and future oil and gas leases in one or more transactions, if and when purchase terms are agreed upon by the Board of Directors and Mr. Sigmon.

For	Against	Abstain	Broker Non-Vote
11,610,838	7,219,476	1,885,732	9,833,573

4.     Proposal to ratify the appointment of Akin, Doherty, Klein & Feuge, P.C., as the Company's independent registered public accounting firm for the 2008 fiscal year.

For	Against	Abstain
30,224,261	300,902	24,453

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS

a)	Exhibit 4.1	Upper Call Option Transaction, dated April 4, 2008 (incorporated herein by reference to Exhibit 10.2 of TXCO's Current Report on Form 8-K, filed on April 7, 2008).

b)	Exhibit 4.2	Lower Call Option Transaction, dated April 4, 2008 (incorporated herein by reference to Exhibit 10.3 of TXCO's Current Report on Form 8-K, filed on April 7, 2008).

c)	Exhibit 10.1	TXCO's 2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 of TXCO's Current Report on Form 8-K, filed June 4, 2008).

d)	Exhibit 10.2	TXCO's Overriding Royalty Purchase Plan (incorporated herein by reference to Exhibit 10.2 of TXCO's Current Report on Form 8-K. filed on June 4, 2008).

e)	Exhibit 10.3	Amended and Restated Change in Control Letter Agreement for Gary Grinsfelder (incorporated herein by reference to Exhibit 10.1 of the Company's Form S-3/A3, filed on July 29, 2008).

f)	Exhibit 31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

d)	Exhibit 31.2	Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

e)	Exhibit 32.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

f)	Exhibit 32.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TXCO RESOURCES INC.
(Registrant)

/s/ P. Mark Stark
P. Mark Stark,
Chief Financial Officer (Duly Authorized Officer)

Date:  August 11, 2008