Form 10-Q
period 2008-09-30
TXCO Resources Inc
filed 2008-11-10
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller-reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2008.

Common Stock $0.01 par value	36,482,420
(Class of Stock)	(Number of Shares)

For more information go to www.txco.com.
The information at www.txco.com is not incorporated into this report.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	September 30, 2008	December 31, 2007
Assets

Current Assets
Cash and equivalents	$6,572	$9,831
Accounts receivable, net	40,947	17,952
Federal income tax receivable	4,974	4,974
Prepaid expenses and other	5,224	2,989
Accrued derivative asset	67	-
Total Current Assets	57,784	35,746

Property and Equipment, net - successful efforts method of accounting for oil and gas properties	404,813	314,941

Other Assets
Deferred financing fees	3,205	2,613
Other assets	1,380	1,307
Accrued derivative asset	50	-
Total Other Assets	4,635	3,920

Total Assets	$467,232	$354,607

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	September 30, 2008	December 31, 2007
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$66,603	$51,261
Undistributed revenue	3,810	2,401
Notes payable	170	399
Derivative settlements payable	668	475
Preferred dividends payable	1,420	397
Accrued derivative obligation	4,934	4,725
Total Current Liabilities	77,605	59,658

Long-Term Liabilities
Long-term debt	130,000	100,000
Deferred income taxes	19,651	12,007
Accrued derivative obligation	6,060	3,993
Asset retirement obligation	8,538	4,233
Total Long-Term Liabilities	164,249	120,233

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares; Series A & B, -0- shares issued and outstanding Series C, -0- and 55,000 shares issued and outstanding Series D, 68,909 and -0- shares issued and outstanding Series E, 20,000 and -0- shares issued and outstanding	1	1
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued 35,589,246 and 34,269,038 shares, outstanding 35,422,393 and 34,150,619 shares	356	343
Additional paid-in capital	212,056	177,030
Retained earnings	21,134	3,561
Accumulated other comprehensive loss, net of tax	(7,179)	(5,754)
Less treasury stock, at cost, 166,853 and 118,419 shares	(990)	(465)
Total Stockholders' Equity	225,378	174,716

Total Liabilities and Stockholders' Equity	$467,232	$354,607

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Operations
(Unaudited)
	Three Months Ended	Three Months Ended
(in thousands, except earnings per share data)	September 30, 2008	September 30, 2007
Revenues
Oil and gas sales	$37,243	$25,012
Gas gathering operations	4,373	3,227
Other operating income	67	34
Total Revenues	41,683	28,273

Costs and Expenses
Lease operations	4,942	3,137
Drilling operations	105	-
Production taxes	1,983	1,418
Exploration expenses	276	269
Impairment and abandonments	485	(1,092)
Gas gathering operations	4,220	3,432
Depreciation, depletion and amortization	12,780	11,632
General and administrative	2,911	3,110
Total Costs and Expenses	27,702	21,906

Income from Operations	13,981	6,367

Other Income (Expense)
Interest expense	(2,269)	(3,227)
Interest income	45	135
Loss on sale of assets	(782)	-
Loan fee amortization	(305)	(175)
Total Other Income (Expense)	(3,311)	(3,267)

Income before income taxes	10,670	3,100
Income tax (benefit) expense -- current	80	(50)
deferred	3,575	771

Net Income	7,015	2,379
Preferred dividends	1,420	-
Net Income Available to Common Stockholders	$5,595	$2,379

Earnings Per Share
Basic	$0.16	$0.07
Diluted	$0.16	$0.07

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Operations
(Unaudited)
	Nine Months Ended	Nine Months Ended
(in thousands, except earnings per share data)	September 30, 2008	September 30, 2007
Revenues
Oil and gas sales	$109,147	$52,873
Gas gathering operations	11,950	8,872
Other operating income	1,614	84
Total Revenues	122,711	61,829

Costs and Expenses
Lease operations	13,377	10,035
Drilling operations	1,111	-
Production taxes	5,845	3,014
Exploration expenses	1,486	923
Impairment and abandonments	1,119	289
Gas gathering operations	12,002	9,670
Depreciation, depletion and amortization	39,067	25,217
General and administrative	10,816	7,996
Total Costs and Expenses	84,823	57,144

Income from Operations	37,888	4,685

Other Income (Expense)
Interest expense	(6,503)	(6,367)
Interest income	143	238
Loss on sale of assets	(782)	-
Loan fee amortization	(892)	(344)
Total Other Income (Expense)	(8,034)	(6,473)

Income (loss) before income taxes	29,854	(1,788)
Income tax (benefit) expense -- current	80	(5,301)
deferred	8,378	4,340

Net Income (Loss)	21,396	(827)
Preferred dividends	3,823	-
Net Income (Loss) Available to Common Stockholders	$17,573	$(827)

Earnings (Loss) Per Share
Basic	$0.51	$(0.02)
Diluted	$0.50	$(0.02)

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Cash Flows

(Unaudited)

(in thousands, except earnings per share data)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating Activities
Net income (loss)	$21,396	$(827)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	39,959	25,562
Impairment, abandonments and dry hole costs	1,119	743
Loss on sale of assets	782	-
Deferred tax expense	8,378	4,340
Excess tax benefits from stock-based compensation	(1,453)	-
Non-cash compensation expense	2,713	1,184
Non-cash change in components of Other Comprehensive Income	-	1,524
Changes in operating assets and liabilities:
Receivables	(22,995)	(8,160)
Prepaid expenses and other	(3,791)	(7,714)
Accounts payable and accrued expenses	16,882	15,431
Current income taxes payable (receivable)	63	(4,747)
Net cash provided by operating activities	63,053	27,336
Investing Activities
Development and purchases of oil and gas properties	(126,066)	(68,141)
Purchase of other equipment	(4,978)	(2,317)
Purchase of subsidiary	-	(95,994)
Proceeds from sale of assets	8,393	-
Net cash used by investing activities	(122,651)	(166,452)
Financing Activities
Proceeds from bank credit facility	51,700	164,750
Payments on bank credit facility	(21,700)	(22,851)
Proceeds from installment and other obligations	190	341
Payments on installment and other obligations	(419)	(418)
Issuance of preferred stock, net of expenses	32,233	429
Purchase of lower call option	(11,617)	-
Proceeds from sale of upper call option	9,356	-
Payment of preferred stock dividends	(2,801)	-
Cost of shares retired upon option exercises	(2,414)	-
Excess tax benefits from stock-based compensation	1,453	-
Proceeds from exercise of stock options	850	-
Proceeds from issuance of common stock, net of expenses	33	-
Purchase of treasury shares	(525)	(219)
Net cash provided by financing activities	56,339	142,032
Change in Cash and Equivalents	(3,259)	2,916
Cash and equivalents at beginning of period	9,831	3,882
Cash and Equivalents at End of Period	$6,572	$6,798

See notes to consolidated financial statements

TXCO RESOURCES INC.
Notes To Consolidated Financial Statements
Periods Ended September 30, 2008, and September 30, 2007 (Unaudited)

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

2.     Stock-based Compensation

The Company has stock-based employee compensation plans that are described more fully in Note F, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  Total stock-based compensation expense recognized was $2.7 million and $1.2 million, in the first nine months of 2008 and 2007, respectively.

Stock Options:  In prior years, the Company issued stock options as compensation to employees and non-employee directors under its 1995 Flexible Incentive Plan.  Generally, these options had a 10-year life and vested over two years for employees and three years for directors. Upon exercise, newly issued shares are utilized to fulfill the obligation.  No options have been granted since 2004.

As of September 30, 2008, the Company had outstanding exercisable options to purchase 307,250 shares of common stock at prices ranging from $2.125 to $5.00 per share. The options expire at various dates through September 2014.

Stock Option Activity:	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1995 Flexible Incentive Plan:*	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2007	713	$2.94	2.39	$8,596
Exercised	406	2.14
Outstanding and exercisable at September 30, 2008	307	$3.99	4.28	$1,858
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

2.     Stock-based Compensation - continued

Restricted Stock Activity:	Shares
2005 Stock Incentive Plan:	(in thousands)
Unvested restricted stock at December 31, 2007	527
Granted	412
Vested	(260)
Forfeited	(36)
Unvested restricted stock at September 30, 2008	643

Warrants:  At September 30, 2008, the Company had no outstanding warrants. In second quarter 2008, warrants to purchase 704,200 shares of common stock at $4.25 were exercised on a cashless basis, resulting in the issuance of 442,458 shares of common stock. The remaining warrants, to purchase 4,000 shares, expired in May 2008.

3.     Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$7,015	$2,379	$21,396	$(827)
Less: Preferred dividends	1,420	-	3,823	-
Income (loss) for basic earnings per share	5,595	2,379	17,573	(827)
Add: Income impact of any assumed conversions	-	-	-	-
Income (loss) for diluted earnings per share	$5,595	$2,379	$17,573	$(827)
Weighted-average number of common shares:
Basic	34,780	33,578	34,413	33,355
Effect of dilutive securities:
Stock options and warrants	130	782	387	-*
Restricted shares	643	546	646	-*
Convertible preferred stock	-	-	-	-
Diluted	35,553	34,906	35,446	33,355
Earnings per common share:
Basic	$0.16	$0.07	$0.51	$(0.02)
Diluted	$0.16	$0.07	$0.50	$(0.02)
* Not applicable due to net loss for the period.

For the quarter ended September 30, 2008, the calculation of weighted-average number of common shares for diluted EPS does not include 4,758,909 and 1,152,074 of potential common shares derived from Series D and Series E convertible preferred stock, respectively, and 5,910,998 potential common shares derived from written call options, respectively, because their effect would have been anti-dilutive.  The impact for the year-to-date period would have been 5,343,887 and 5,337,585, respectively.

If there had not been a net loss for the nine-months ended September 30, 2007, potential common shares would have been 906,173 and 396,052 from outstanding stock options and warrants, and non-vested shares, respectively. No outstanding stock options or warrants were anti-dilutive based on exercise price during the periods presented. No convertible securities were outstanding during the prior year periods.

3.     Earnings Per Share - continued

When shares of TXCO's Series D and/or Series E Convertible Preferred Stock are converted into common shares, the Company may exercise its purchased call options with respect to the same number of common shares if the market price for TXCO common stock exceeds the option price.

Subsequent to the end of the quarter, holders of 12,000 shares of TXCO's Series D Convertible preferred stock, with an aggregate stated value of $12.0 million, converted those shares and received approximately 1,060,000 shares of TXCO's common stock.  See the "Subsequent Event" section in Note 10.  The Company did not exercise its purchased call options since the current market price was below the option price.

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

The Company has not included any accruals for unrecognized income tax benefits in its income tax calculation as of September 30, 2008 and September 30, 2007.  The Company does not anticipate a significant change in its unrecognized tax benefits in the next 12 months.

As of September 30, 2008, the tax years ended December 31, 2003, through 2007 remained subject to examination by tax authorities.

The Company's effective tax rate was 34.3% and 28.3% for the three- and nine-month periods ended September 30, 2008, respectively.  The Company's effective tax rate for the nine-month period was not proportional to that which would be expected for income before tax due to the exercise of stock options in first quarter 2008 with substantially lower option price than the current market price. These exercises resulted in a tax deduction to the Company of $4,275,000.

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

5.     Derivative Instruments and Hedging Activity - continued

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

The following table reflects the realized losses from derivatives included in "Oil and gas sales" on the Consolidated Statements of Operations:

(in thousands)	2008	2007
For the three months ended September 30:
Crude oil derivative realized settlement losses	$2,888	$111
Natural gas derivative realized settlement losses (gains)	254	(127)
Loss (gain) on commodity derivative contracts	$3,142	$(16)

For the nine months ended September 30:
Crude oil derivative realized settlement losses	$7,682	$268
Natural gas derivative realized settlement losses	454	1,397
Loss on commodity derivative contracts	$8,136	$1,665

The fair value of outstanding commodity derivative contracts reflected on the balance sheet was as follows:

Trans-	Trans-			Average Floor	Average Ceiling	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
action	action			Price	Price	Per	Sept. 30,	Sept. 30,
Date	Type	Beginning	Ending	Per Unit	Per Unit	Month	2008	2007
Crude Oil - Bbl (2):
08/07-12/07	Collars	09/01/2007	12/31/2007	$65.00	$75.92	30,000	$-	$(596)
08/07-08/08	Collars	01/01/2008	12/31/2008	$75.35	$97.09	35,500	(2,205)	(1,175)
08/07-08/08	Collars	01/01/2009	12/31/2009	$71.40	$87.41	20,700	(5,455)	(596)
08/07-08/08	Collars	01/01/2010	06/30/2010	$68.33	$80.77	15,000	(2,426)	(168)
12/07-04/08	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200	(1,124)	-
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500	(121)	-

Natural Gas - mmBtu (3):
08/07-12/07	Collars	09/01/2007	12/31/2007	$6.50	$6.84	100,000	-	67
08/07-08/08	Collars	01/01/2008	12/31/2008	$6.61	$10.45	105,500	61	58
08/07-08/08	Collars	01/01/2009	12/31/2009	$6.60	$11.64	86,500	204	19
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000	(6)	16
12/07-04/08	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500	(31)	-
04/08	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000	108	-
							$(10,995)	$(2,375)

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
(3)         The natural gas hedges were entered into on a mmBtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

5.     Derivative Instruments and Hedging Activity - continued

Interest Rate Risks-Related Hedging Activities: At September 30, 2008, a fixed-rate swap was in place on $100 million of borrowings under TXCO's Term Loan Agreement (See Note 7 for more information on this agreement) which locks the LIBOR portion of the interest rate at 3.305% until June 30, 2010. This equates to a total rate of 7.805% per annum on this debt. The fair market value of this derivative instrument was an asset of $0.1 million at September 30, 2008. The swap is designated as a cash flow hedge. No comparable derivative instrument was in place during 2007. An immaterial amount of ineffectiveness is expected on this derivative contract due to a difference in the rounding conventions for the LIBOR rate between the two documents.

The following table reflects the realized losses from derivatives included in "Interest expense" on the Consolidated Statements of Operations:

(in thousands)	2008	2007
For the three months ended September 30:
Interest rate swap realized settlement losses	$206	$-
Interest rate swap ineffectiveness	7	-
Loss on interest rate swap contracts	$213	$-

For the nine months ended September 30:
Interest rate swap realized settlement losses	$256	$-
Interest rate swap ineffectiveness	7	-
Loss on interest rate swap contracts	$263	$-

6.     Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The components of comprehensive income are as follows for the three- and nine-month periods ended September 30, 2008, and 2007:

(in thousands)	2008	2007
For the three months ended September 30:
Net income	$7,015	$2,379
Other comprehensive income:
Deferred hedge gain (loss)	27,912	(2,375)
Income tax (expense) benefit of cash flow hedges	(9,490)	879
Total comprehensive income	$25,437	$883

For the nine months ended September 30:
Net income (loss)	$21,396	$(827)
Other comprehensive income (loss):
Deferred hedge loss	(2,159)	(530)
Income tax benefit of cash flow hedges	734	196
Total comprehensive income (loss)	$19,971	$(1,161)

7.     Long-Term Debt

Bank Credit Facilities: The Company has two credit facilities in place.

Senior Credit Agreement -- At September 30, 2008, the Company had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA").  The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At September 30, 2008, the borrowing base was $55.0 million, $30.0 million was outstanding at a weighted average interest rate of 4.67% and the unused borrowing base was $25.0 million.  The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries.  In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. As of October 31, 2008, the balance outstanding under the SCA was $40.0 million, with a weighted average interest rate of 4.50%, using the base rate option, and the unused borrowing base was $15.0 million.

Loans under the SCA are subject to floating rates of interest based on (1) the total amount outstanding under the SCA in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a base rate loan.  LIBOR loans bear interest at the LIBOR rate (for the applicable 1-, 2-, 3- or 6-month maturity chosen by the Company) plus the applicable margin, and base rate loans bear interest at the base rate plus the applicable margin. The applicable margin varies with the ratio of total outstanding to the borrowing base.  For base rate loans it ranges from zero to 100 basis points and for LIBOR rate loans it ranges from 150 to 250 basis points.

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

Term Loan Agreement -- At September 30, 2008, the Company had a $100 million five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 8.25%. Loans under the TLA are subject to floating rates of interest equal to, at TXCO’s option, the LIBOR rate plus 4.50% or the base rate plus 3.50%.  The "LIBOR rate" and the base rate are calculated in the same manner as under the SCA. See additional discussion regarding the interest rate swap in Note 5.

Borrowings under the TLA may be repaid (but not reborrowed).  Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements.  The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. The Company was in compliance with all such covenants at September 30, 2008. Both agreements also contain customary events of default.  If an event of default occurs and is continuing, lenders with a majority of the aggregate outstanding term loans may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable.

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

The following unaudited pro forma data for the nine-month period ended September 30, 2007, includes the results of operations as if the Output acquisition had been consummated on January 1, 2007.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period. Second quarter comparisons are not included since the second quarter for both years included the impact of the acquisition.

	Nine Month Period
Pro Forma Income Statement Data (in thousands)	2008	2007
Revenues	$122,711	$67,790
Income (loss) from continuing operations, after pro forma provision for income taxes	$21,396	$(2,589)
Income (loss) from continuing operations available to common stockholders	$17,573	$(2,589)
Income (loss) from continuing operations, per share:
Basic	$0.51	$(0.08)
Diluted	$0.50	$(0.08)

9.     Commitments and Contingencies

The Convertible Preferred Stock Series D and Series E (the "Preferred") each contain make-whole provisions that provide for payments in the event that shares of the Preferred are converted into common stock within three years of their issuance.  The make-whole provision is calculated as the present value of three years of dividends on the converted shares less any dividends already paid. See the "Subsequent Event" section in Note 10 that follows.

10. Preferred Stock Activity

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

The Series E Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share, and is currently convertible into approximately 1.15 million shares of the Company's common stock at a conversion price of $17.36 per share. TXCO concurrently entered into call spread options related to the Series E Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series E Preferred Stock at a time when the market price of the common shares is greater than $17.36 per share and less than or equal to $21.71 per share. For more information, see the discussion under the heading "SELLING STOCKHOLDERS' -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the Securities and Exchange Commission (the "SEC") on August 4, 2008, File No. 333-150107.

10. Preferred Stock Activity - continued

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

At September 30, 2008, the shares of Series D Preferred Stock issued in April were convertible into 960,566 shares of TXCO common stock at a conversion price of $14.48 per share.  TXCO concurrently entered into call spread options related to the newly issued shares of Series D Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series D Preferred Stock at a time when the market price of the common shares is greater than $14.48 per share and less than or equal to $18.10 per share. Each call spread is a combination of a bought and a sold call option. For more information, see the discussion under the heading "SELLING STOCKHOLDERS' -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

Subsequent event:  In October 2008, holders of 12,000 shares of TXCO Series D Preferred Stock, with an aggregate stated value of $12.0 million and a conversion price of $14.48, converted those shares into a total of approximately 829,000 shares of TXCO's common stock.  An additional 231,000 of TXCO common stock were issued for the make-whole provision related to preferred dividends.  The issuance of these shares will be recorded in the fourth quarter of 2008.

11.      Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements. See Note 12.

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

11.      Recent Accounting Pronouncements - continued

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 is effective 60 days following the Security Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Company has not completed its evaluation of the effects, if any, which FAS 162 may have on its consolidated financial position, results of operations and cash flows.

12.     Fair Value Measurements

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

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents TXCO's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
Assets - Derivative instruments	$ -	$ -	$117
Liabilities - Derivative instruments	$ -	$ -	$10,995

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

(in thousands)	Derivatives	Total
Balance as of January 1, 2008	$(8,718)	$(8,718)
Total losses (realized or unrealized):
Included in earnings *	(8,399)	(8,399)
Included in other comprehensive income *	6,239	6,239
Purchases, issuances and settlements	-	-
Transfers in and out of level 3	-	-
Balance as of September 30, 2008	$(10,878)	$(10,878)
Change in unrealized losses included in earnings (or changes in net
assets) relating to derivatives still held as of September 30, 2008	$(2,160)	$(2,160)

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

Due to the number of promising prospects throughout our focus areas, as well as high oil and gas prices, drilling activity remained high during the last several years.  For further discussion of this activity, see "Principal Areas of Activity" and "Drilling Activity" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007.  The resulting increased expenditures continue to translate into increased reserves as we establish adequate production history. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recognition of reserves.

As of early November, we have six drilling rigs under contract and in operation on our Maverick Basin acreage and one rig in the Ft. Trinidad Field in East Texas. Our emphasis thus far this year has been on the Glen Rose, Pearsall and San Miguel formations. We began 71 new wells and 22 re-entries through October 31, including 30 in the Glen Rose Porosity. We have reviewed our remaining 2008 capital expenditures budget ("CAPEX") and drilling program and now plan to finish the remainder of the year operating within expected cash flow. Despite this operating curtailment during the fourth quarter, we are accelerating our Pearsall and Eagleford shale plays by electing to move to Phase II in both the EnCana and Anadarko farm-ins. We now expect to exceed our original 2008 capital budget of $125-135 million by year end. Initial plans for the 2009 capital budget assume drilling levels will be below 2008 and will be held within our cash flow projections.

During October 2008, oil and natural gas prices declined significantly, and still remain volatile.  The decline in commodity prices will result in reduced revenues, net income and cash flows for the fourth quarter of 2008.  Because forecasted oil and gas prices for the remainder of 2008 and for 2009 have dropped substantially, our initial 2009 CAPEX budget and drilling program has been set significantly below 2008 levels.  We now plan that our 2009 CAPEX drilling program will be held within our anticipated 2009 cash flow.  Any prolonged reduction in oil and natural gas prices could have a material adverse effect on our financial condition, operating results and cash flows, as well as access to debt and equity capital. Additionally, perceptions by oil and gas companies that oil and natural gas prices will be lower long-term can similarly reduce or defer major expenditures, which could impact our ability to attract partners for certain of our activities.

The United States, as well as other foreign countries are currently experiencing volatility in their financial and credit markets, which is having an adverse impact on some companies' ability to obtain credit.  Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets.  Our exposure to the current credit market condition includes our senior revolving credit facility.  If the credit markets continue to be distressed, or oil and natural gas prices continue to decrease, the borrowing base under our senior revolving credit facility may be reduced or may not otherwise be increased.  See "Bank Credit Facilities" below for further discussion of our senior revolving credit facility.

We have reviewed the creditworthiness of the banks and financial institutions with which we maintain our senior revolving credit facility, and which are counter-parties to our derivative arrangements.  Thus far, our liquidity and financial position have not been materially impacted.

The comparison of 2008 year-to-date results with the prior year is impacted by the acquisition of Output Exploration, LLC in April 2007, for most of our income statement line items. See the Results of Operations section for the percentage impact on significant line items. Comparing the nine-month period ended September 30, 2008 with the same period of 2007:

•	Oil and gas sales revenues increased 106.4%;
•	Sales volumes were up 30% on a thousand cubic feet equivalent ("mcfe");
•
Average realized prices were up $47.61 per barrel of oil ("bo") and $3.10 per thousand cubic feet of natural gas ("mcf"), excluding the impact of hedges; or $38.94 per bo and $3.81 per mcf, including the impact of hedges;

•	Total costs and expenses increased 48.4%;
•	Lease operating expenses increased by 33.3%; and
•	Depreciation, depletion and amortization increased by 54.9%.

These factors resulted in net income available to common stockholders of $5.6 million and $17.6 million, for the three- and nine-month periods ended September 30, 2008. We recorded net income of $2.4 million for the third quarter of 2007, and a net loss of $0.8 million for the nine-month period ended September 30, 2007.

Net cash provided by operating activities ("operating cash flow") for year-to-date 2008 was $63.1 million, compared to $27.3 million for the same period in 2007.  Operating cash flow is comprised of three main items: net income, adjustments to reconcile net income to operating cash flow before changes in working capital ("CF Adjustments"), and changes in working capital. For the nine months ended September 30, 2008, our net income was $21.4 million, as compared to a net loss of $0.8 million in the comparable prior year period. CF Adjustments (primarily non-cash items such as depreciation, depletion, amortization, impairment, share-based compensation and deferred taxes) were $51.5 million for the year-to-date period of 2008, as compared to $33.4 million in the same period of 2007. Depreciation, depletion and amortization caused most of the increase in CF Adjustments. Changes in working capital were a net use of funds of $9.8 million in the nine-month period of 2008, up from a net use of $5.2 million in the comparable prior year period.

Operational Data	Three Months			Nine Months
for the periods ending September 30	2008	2007	% Change	2008	2007	% Change
Oil sales volumes (mbbls)	292.9	287.5	+2	848.2	679.6	+25
Gas sales volumes (mmcf)	706.2	652.0	+8	2,184.5	1,517.3	+44
Combined sales volumes (mboe)	410.6	396.2	+4	1,212.3	932.5	+30
Combined sales volumes (mmcfe)	2,463.6	2,377.0	+4	7,273.5	5,594.8	+30
Net residue and NGL sales volumes (mmbtu)	369,415	370,892	*	1,086,720	979,171	+11
Oil average realized sales price bbl, excluding hedging impact of	$112.92 -9.86	$71.59 -0.39	+58	$111.95 -9.06	$64.34 -0.39	+74
Gas average realized sales price per mcf, excluding hedging impact of	$10.37 -0.36	$6.77 +0.19	+53	$10.23 -0.21	$7.13 -0.92	+43
Residue & NGL average realized sales price per mmbtu	$11.45	$7.97	+44	$10.45	$8.37	+25
Oil - average daily sales (bopd)	3,183	3,125	+2	3,095	2,489	+24
Gas - average daily sales (mcfd)	7,668	7,087	+8	7,970	5,558	+43
Combined average daily sales (mboed)	4,461	4,306	+4	4,424	3,416	+30
Combined average daily sales (mmcfed)	26,766	25,837	+4	26,542	20,494	+30
* Less than 1% change

Liquidity and Capital Resources

Liquidity is a measure of ability to access cash. Our primary needs for cash are for exploration, exploitation, development and acquisition of oil and gas properties, repayment of contractual obligations and working capital funding. We have historically addressed our long-term liquidity requirements through cash provided by operating activities, the issuance of debt and equity securities when market conditions permit, sale of non-strategic assets, and through our credit facilities. The prices for future oil and natural gas production and the level of production have significant impacts on our operating cash flows and cannot be predicted with any degree of certainty. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of equity securities, the sales of strategic and non-strategic assets, and joint-venture financing. However, if the capital markets continue to be distressed or oil and natural gas prices continue to decrease, our access to capital could be limited and, therefore, our ability to execute our operating strategy could be materially adversely effected.

Outlook:  We believe our Bank Credit Facilities, described in the "Bank Credit Facilities" section, along with our current working capital and positive cash flow from existing production and anticipated production increases from new drilling will provide adequate capital to fund operating cash requirements and complete our scheduled exploration and development goals for the remainder of 2008.  While we expect continued growth of our proved oil and gas reserves, our borrowing base may be reduced or may not otherwise be increased if the reduction in product prices are prolonged or the current credit market turmoil continues. We anticipate that our revenues will decrease significantly in the fourth quarter of 2008, primarily due to the decline in anticipated product prices.

We have reviewed our remaining 2008 CAPEX budget and drilling program and now plan to finish the remainder of the year operating within expected cash flow. Despite this operating curtailment during the fourth quarter, we are accelerating our Pearsall and Eagleford shale plays by electing to move to Phase II in both the EnCana and Anadarko farm-ins. We now expect to exceed our original 2008 capital budget of $125-135 million by year end. Initial plans for the 2009 capital budget assume drilling levels will be 35 to 40 % below 2008 and will be held within our cash flow projections.

Overriding Royalty Purchase Plan (the "ORRP"): At our annual meeting, held on May 30, 2008, TXCO's stockholders approved the adoption of the ORPP. The ORPP provides the Company the ability to purchase the overriding royalty interests in our existing and future oil and gas leases from Mr. James E. Sigmon, Chairman and Chief Executive Officer of TXCO, in one or more transactions in exchange for shares of our common stock, cash or a combination thereof, if and when purchase terms are agreed upon by the Board of Directors and Mr. Sigmon. The ORPP has 3,000,000 shares of common stock reserved for issuance, which is approximately 8.5% of the Company’s issued and outstanding common stock as of October 31, 2008. Any issuance of such shares to Mr. Sigmon may have a dilutive effect on the Company’s other common stockholders.

Bank Credit Facilities: We have two credit facilities in place, as follows:

Senior Credit Agreement -- At September 30, 2008, we had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA").  The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At September 30, 2008, the borrowing base was $55.0 million, $30.0 million was outstanding at a weighted average interest rate of 4.67% and the unused borrowing base was $25.0 million.  The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries.  In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. As of October 31, 2008, the balance outstanding under the SCA was $40.0 million, with a weighted average interest rate of 4.50%, using the base rate option, and the unused borrowing base was $15.0 million.

Loans under the SCA are subject to floating rates of interest based on (1) the total amount outstanding under the SCA in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a base rate loan.  LIBOR loans bear interest at the LIBOR rate (for the applicable 1-, 2-, 3- or 6-month maturity chosen by the Company) plus the applicable margin, and base rate loans bear interest at the base rate plus the applicable margin. The applicable margin varies with the ratio of total outstanding to the borrowing base.  For base rate loans it ranges from zero to 100 basis points and for LIBOR rate loans it ranges from 150 to 250 basis points.

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

Term Loan Agreement -- At September 30, 2008, we had a $100 million five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 7.0%.  Loans under the TLA are subject to floating rates of interest equal to, at our option, the LIBOR rate plus 4.50% or the base rate plus 3.50%.  The LIBOR rate and the base rate are calculated in the same manner as under the SCA.

Borrowings under the TLA may be repaid (but not reborrowed) subject to a prepayment premium equal to (i) 1.0%, if prepaid prior to July 25, 2008 and (ii) 0.0%, thereafter.  Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements.  The SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. We were in compliance with all such covenants at September 30, 2008. Both agreements also contain customary events of default.  If an event of default occurs and is continuing, lenders with a majority of the aggregate outstanding term loans may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable.

Preferred Stock Placements:  In March 2008, we issued 20,000 shares of our Series E Preferred Stock. The Series E Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. The holders are entitled to receive dividends, payable quarterly in cash, or at our option, TXCO common stock, at the rate of 6.0% per annum, and have preference over the common stock in the event of liquidation. These shares are currently convertible into approximately 1.15 million shares of the Company's common stock at a conversion price of $17.36 per share. TXCO concurrently entered into call spread options related to the Series E Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series E Preferred Stock at a time when the market price is greater than $17.36 per share and less than or equal to $21.71 per share. For more information, see the discussion under the heading "SELLING STOCKHOLDERS -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

Also, in April 2008, we issued 13,909 additional shares of our Series D Preferred Stock.  The Series D Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share. The holders are entitled to receive dividends, payable quarterly in cash, or at our option, TXCO common stock, at the rate of 6.5% per annum, and have preference over the common stock in the event of liquidation. At October 31, 2008, the outstanding shares of our Series D Preferred Stock are convertible into approximately three million shares of TXCO's common stock at a conversion price of $14.48 per share.  TXCO concurrently entered into call spread options related to the newly issued shares of Series D Preferred Stock that may offset the dilution to common shares caused by a conversion of the Series D Preferred Stock at a time when the market price of the common shares is greater than $14.48 per share and less than or equal to $18.10 per share. The terms of the April 2008 call spread options are substantially identical to those issued in November 2007.  For more information, see the discussion under the heading "SELLING STOCKHOLDERS -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

A portion of the proceeds from each of these issuances was used to complement funding of our 2008 CAPEX drilling program. The registration statement for the preferred stock issuances was declared effective in early August 2008.  TXCO has the option to pay dividends in cash or with shares of its common stock. To date, all dividends on the preferred stock have been paid in cash.  See Note 10 in the accompanying Notes to Consolidated Financial Statements for more information.

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

On a quarterly basis, management sets all of our risk management policies, including quantities, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation with and concurrence by the Chief Executive Officer and the Board of Directors.  Our Board of Directors monitors our risk management policies and trades.

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

In accordance with the terms of our Bank Credit Facilities, we have entered into commodity derivative agreements.  At October 31, 2008, collars were in place covering approximately 50% of our projected crude oil and natural gas sales over the next 3 years. Additionally, interest rate swaps locked in the interest rate on our $100 million TLA through June 30, 2010.   See Note 5 to our consolidated financial statements for further information.

Sale of Assets: During third-quarter 2008, we closed on the sale of 15 non-core properties, primarily in South Texas and the Gulf of Mexico, to Traditions 2008 Investments, LLC for $9.6 million.  The properties had approximately 1.3 mmcfed of net production and 3.7 bcfe of proved reserves prior to the sale. TXCO acquired the acreage through its 2007 purchase of Output Exploration LLC.  Adjustments for revenues and expenses between the effective date and the closing date reduced proceeds to $8.4 million.  An additional adjustment, approximately $1.0 million, is expected to be paid during the fourth quarter.

Sources and Uses of Cash: At December 31, 2007, our cash reserves were $9.8 million. During the first nine months of 2008, cash provided by operating activities was $63.1 million.  Borrowings under the SCA of $51.7 million, net proceeds from the Series D Preferred Stock and Series E Preferred Stock, of $32.2 million, proceeds from the sale of the related upper call options of $9.3 million, $8.4 million from the sale of assets, and from the exercise of stock options of $0.9 million, resulted in total cash available of $175.4 million for use in meeting our ongoing operational and development needs.

Principal payments of $21.7 million were made on SCA during the first nine months of 2008. Interest payments on debt were $8.2 million. There were no federal income taxes paid during 2008. We applied $126.1 million to fund the ongoing development of our oil and gas producing properties, $11.6 million to the purchase of lower call options related to the Series D Preferred Stock and Series E Preferred Stock, $5.0 million for the purchase of other equipment, and $2.8 million for the payment of dividends on preferred stock.

We had a working capital deficit at September 30, 2008, including the net $5.5 million current liability associated with our derivatives, of $19.8 million, while the current ratio was 0.74 to 1. At year-end 2007, including the $5.2 million of derivative current liabilities, our working capital deficit was $23.9 million, while the current ratio was 0.60 to 1. We ended the first nine months of 2008 with a working capital deficit of $14.3 million, compared to negative working capital of $18.7 million at December 31, 2007 adjusted for the impact of the derivatives on current assets and liabilities. At September 30, 2008, our current ratio was 0.80 to 1 compared to 0.66 to 1 at year-end 2007, with the same adjustment.

At September 30, 2008, we had an unused borrowing base of $25.0 million under the SCA. Net cash provided by operating activities ("operating cash flow") for the first nine months of 2008 was $63.1 million, compared to $27.3 million in the same period of 2007.  Operating cash flow is comprised of three main items: net income, adjustments to reconcile net income to net cash provided by operating activities ("CF Adjustments"), and changes in operating assets and liabilities. For the nine months ended September 30, 2008, our net income was $21.4 million, as compared to a net loss of $0.8 million in the comparable prior year period. CF Adjustments (primarily non-cash items such as depreciation, depletion, amortization, impairment, share-based compensation and deferred taxes) were $51.5 million for the year-to-date period of 2008, as compared to $33.4 million in the same period of 2007. Depreciation, depletion and amortization caused most of the increase in CF Adjustments. Changes in working capital were a net use of funds of $9.8 million in the nine-month period of 2008, up from a net use of $5.2 million in the comparable prior year period.

Results of Operations

The following table highlights the change for 2008 from the comparable period in 2007:

Change in Selected Income Statement	Three Months		Nine Months
Items for the Periods Ending September 30	$ thousands	%	$ thousands	%
Oil and gas revenues	+12,231	+49	+56,274	+106
Lease operations	+1,805	+58	+3,342	+33
Depreciation, depletion & amortization	+1,148	+10	+13,850	+55
Income from operations	+7,614	+120	+33,203	+709
Net income / loss	+4,636	+195	+22,223	n/m
Income available to common stockholders	+3,216	+135	+18,400	n/m
n/m - % change not meaningful due to a move from loss to income for the period

The following table summarizes the change for 2008 from the comparable periods in 2007:

Change in Gas Gathering Results	Three Months		Nine Months
for the Periods Ending September 30	$ thousands	%	$ thousands	%
Gas gathering revenues	+1,146	+36	+3,078	+35
Gas gathering operations expense	+788	+23	+2,332	+24
Gross margin	+358	n/m	+746	+94
Operational data:
Total sales volumes (mmbtu)	-1,477	*	+107,549	+11
Average sales price ($ per mmbtu)	+$3.48	+44	+$2.08	+25
n/m - % change not meaningful due to a move from a negative to a positive gross margin for the period
* - % change is less than 1%

Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007:

Revenues

The 49% increase in oil and gas revenue is primarily due to higher average realized prices for crude oil and natural gas, as well as higher volumes for both products.  Sales volumes increased 4% on a mcfe basis. Natural gas sales volumes were up 8% primarily due to increased production from the Fort Trinidad and Pearsall plays, partially offset by reductions reflecting normal maturing gas well decline curves and the sale of 15 non-core properties with 1.3 mmcfed of production during the quarter.  Oil sales volumes increased 2% primarily due to Glen Rose Porosity wells put on production since September 30, 2007, largely offset by reductions in oil volumes on non-operated properties.  Excluding the impact of hedging, average realized sales prices for natural gas were up 53%, while those for crude oil were up 58%. Derivative losses on hedges reduced revenues by $3.1 million for the quarter, compared with less than $0.1 million for the prior-year quarter.

Lease Operations ("LOE")

The 58% increase reflects costs related to 25 net oil wells and seven net gas wells placed on production since September 30, 2007, and increasing costs due to greater demand for third-party services in the field, partially offset by elimination of costs for properties sold during fourth quarter 2007 and reduced costs on properties for which we assumed operation.

Exploration Expenses

The 3% increase primarily reflects delay rental payments on certain leased properties.

Gas Gathering

The 36% increase in gas gathering revenues (and 23% increase in related expenses) reflects higher realized prices on essentially flat volumes.

Impairment

The 144% increase in impairment expense reflects increased impairment recognized due to current lower product prices and a reversal of prior period over accruals in 2007's third quarter.

Depreciation, Depletion and Amortization ("DD&A")

The 10% increase is due to higher finding costs, depletion rates and costs related to new wells placed on production over the last year.

General and Administrative ("G&A")

G&A expense was down slightly and, as a percentage of revenue, decreased to 7.0%, from 11.0% last year, primarily due to higher commodity sales prices.  During second quarter 2008, G&A as a percentage of revenue was 8.0%.

Interest Expense

The 30% decrease was due to lower average outstanding balances on our revolving credit agreement, primarily due to some of the funds received in the preferred stock placements being used to repay outstanding borrowings.

Income Tax Expense

Our effective tax rate was 34.3%, up from 23.3% in the prior year period, as a result of reversals in that period of expense booked in earlier quarters due to changes in the Texas Gross Margin tax.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007:

Revenues

The 106% increase in oil and gas revenue is primarily due to the inclusion of three full quarters of Output revenues, along with higher average realized prices for crude oil and natural gas, as well as higher volumes for both products.  Sales volumes increased 30% on a mcfe basis. Natural gas sales volumes were up 44% due to inclusion of Output volumes for the full period, as well as increased volumes in the Pearsall play, partially offset by reductions reflecting normal maturing gas well decline curves and the sale of 15 non-core properties with 1.3 mmcfed of production during the third quarter.  Oil sales volumes increased 25% primarily due to Glen Rose Porosity wells put on production since September 30, 2007.  Excluding the impact of hedging, average realized sales prices for natural gas were up 43%, while those for crude oil were up 74%. Derivative losses on hedges reduced revenues by $8.1 million for the period, compared with $1.7 million for the prior year period.

Lease Operations ("LOE")

The 33% increase reflects the inclusion of Output costs for the full year and costs related to 25 net oil wells and seven net gas wells placed on production since September 30, 2007, and increasing costs due to greater demand for third-party services in the field, partially offset by elimination of costs for properties sold during fourth quarter 2007 and third quarter 2008, and reduced costs on properties for which we assumed operation.

Exploration Expenses

The 61% increase primarily reflects delay rental payments on certain leased properties.

Gas Gathering

The 35% increase in gas gathering revenues (and 24% increase in related expenses) reflects higher realized prices and higher sales volumes.

Impairment

The 287% increase in impairment expense reflects increased impairment recognized due to currently projected lower product prices.

Depreciation, Depletion and Amortization ("DD&A")

The 55% increase is due to the inclusion of Output costs for the full year and higher finding costs, depletion rates and costs related to new wells placed on production over the last year.

General and Administrative ("G&A")

The $2.8 million increase was primarily due to higher non-cash stock compensation expense, proxy contest expenses and system conversion costs. G&A expense as a percentage of revenue decreased to 8.8%, from 12.9 % for the same period last year, primarily due to higher commodity sales prices.  During first- and second-quarter 2008, G&A as a percentage of revenue was 12.5% and 8.0% respectively.

Interest Expense

The $0.1 million increase was due to our long-term financing related primarily to the April 2007 Output acquisition.

Income Tax Expense

Our effective tax rate was 28.3% due to the tax benefit received on the exercise of stock options during first quarter 2008.   In the prior year we recorded a tax benefit of 53.8% due to reversals of previously recorded expenses due to changes in the Texas Gross Margin tax

Subsequent Event

In October 2008, holders of 12,000 shares of TXCO Series D Preferred Stock, with an aggregate stated value of $12.0 million and a conversion price of $14.48, converted those shares into a total of approximately 829,000 shares of TXCO's common stock.  An additional 231,000 shares of TXCO common stock were issued for the make-whole provision related to preferred dividends.  The issuance of these shares will be recorded in the fourth quarter of 2008.

Drilling Activities

We drilled or participated in drilling 86 wells in the first nine months of 2008. Of these wells, 73 were in the Maverick Basin, 11 were on former Output assets, and one each in South Dakota and the Marfa Basin of West Texas. In October 2008, we spudded seven additional wells.  At October 31, 2008, of the 93 total wells that we participated in this year, 40 were on production, 36 were in completion or being evaluated for recompletion, six remained drilling, one was dry and will be plugged and abandoned, one was completed as a steam injection well, three were drilled as core tests, one was completed as a fracture stimulation monitor well, and five are circulating steam. Additionally, 12 wells that were in progress at year-end 2007 were placed on production in 2008.  We have focused primarily on the Glen Rose, San Miguel and Pearsall formations thus far in 2008.  By comparison, we participated in 76 wells during the first nine months of 2007. The following table shows net daily sales for the periods presented:

	Quarter Ended			% Change from
Average net daily sales volumes :	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	2nd Qtr 2008	3rd Qtr 2007
Oil, bopd	3,184	3,385	3,125	-6	+2
Natural gas, mcfd	7,677	8,939	7,087	-14	+8
Oil equivalent, boed	4,463	4,875	4,306	-8	+4

Natural gas volumes increased due to new gas wells put on production in the first nine months of 2008.  These new volumes were partially offset by normal production declines experienced on natural gas wells in the same period and the sale of 15 non-core properties with approximately 1.3 mmcfed of net production effective July 31, 2008.
.

Maverick Basin

There are six rigs under contract to facilitate drilling or re-entry of almost 90 wells during 2008 in the Maverick Basin. TXCO owns two of these drilling rigs, which are being used primarily on shallow targets.

Glen Rose - During the first nine months of 2008, we drilled or re-entered 28 Glen Rose Porosity ("GRP") wells. We have not drilled shoal or reef wells in the Maverick Basin this year. We drilled or re-entered 32 GRP wells, and six wells targeting a Glen Rose reef or shoal, in the Maverick Basin in the comparable period of 2007.

Two GRP wells were begun in October 2008. As of October 31, 2008, of the 30 total 2008 GRP wells, 21 are on production, seven are in completion, and two continue drilling. Additionally, one GRP well that was in progress at year-end 2007 was put on production during 2008. Glen Rose average daily sales for third quarter 2008 were 2,374 bopd and 1.7 mmcfd, compared to 2,426 bopd and 1.9 mmcfd for the preceding quarter, and 2,260 bopd and 2.2 mmcfd for the comparable prior-year quarter. The annual hunting season drilling moratorium that impacts certain GRP leases will start in November, extending into January 2009.

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

Georgetown - We drilled or re-entered 10 Georgetown wells in the first nine months of 2008, and one in October.  Two of these wells are producing gas and two are producing oil, while five are in completion stage, one was dry and is waiting to be plugged and abandoned, and one continues drilling. For comparison, we participated in five Georgetown wells in the comparable prior year period. Our 2008 CAPEX budget includes six Georgetown wells. Georgetown average daily sales for third-quarter 2008 were 213 bopd and 169 mcfd, compared to 501 bopd and 850 mcfd for the preceding quarter, and 19 bopd and 93 mcfd for the prior-year third quarter.

San Miguel - San Miguel conventional oil average daily sales for third-quarter 2008 were 179 bopd, compared to 195 bopd for the preceding quarter, and 207 bopd for the prior-year third quarter.  We spudded 11 San Miguel oil wells during the first nine months of 2008, and an additional two during October. Of the 13 San Miguel wells spudded this year, six are producing while seven await completion at October 31, 2008. Additionally, one San Miguel well that was in progress at year-end 2007 was put on production during 2008. Our CAPEX budget calls for 20 San Miguel wells in 2008. We began 10 San Miguel wells in the first nine months of 2007.

Oil Sands - High-temperature steam injection continues at the Steam-Assisted Gravity Drainage ("SAGD") pilot and initial oil shows have begun. Pre-heat steam circulation continues on the separate Fracture-Assisted-Steamflood-Technology ("FAST") pilot. The FAST pilot includes both a vertical, inverted five-spot well pattern and a horizontal three-well pattern that utilizes a modified FAST process. We hope to have a meaningful response on the SAGD project by the end of first-quarter 2009 and on the FAST projects by the end of second-quarter 2009. We started 12 Oil Sands wells during the first nine months of 2008 and one in October, including three core test wells for further sand evaluation. Our 2008 CAPEX includes $10.0 million for Oil Sands wells and related steam generators and surface equipment. Our partner is also contributing $10 million to this $20 million project.

Pearsall/Eagleford - Seven wells were spudded or re-entered targeting the Pearsall or Eagleford formations during the first nine months of 2008, and one in October. Four of the eight total wells are producing, while two await completion, and one continues drilling and one was completed as a fracture stimulation monitor well. Combined average daily sales for third-quarter 2008 for the two formation were 5 bopd and 328 mcfd, compared to 519 mcfd for the preceding quarter, and 50 mcfd for the prior-year third quarter. No oil sales were recorded from these two formations in the referenced prior quarters.

TXCO has completed the last of the wells required in Phase I of the 2007 farm-in agreement with EnCana Oil & Gas (USA). Based on the success of the three initial wells, we have elected to move to Phase II and plan to drill four additional Pearsall wells before July 1, 2009. On the Anadarko Petroleum Corporation farm-in, four wells have been drilled (two Pearsall and two Eagleford). We plan to move to Phase II under this agreement and drill four additional wells within the next year. St. Mary Land & Exploration Company is also participating with us under this agreement.

Other Areas

Output Properties - Operations are ongoing on former Output properties.  11 wells were spudded during the first nine months of 2008, five of which targeted Glen Rose shoals in the Fort Trinidad Field. At October 31, 2008, two are producing, eight are awaiting completion and one continues drilling.  Additionally, six wells spudded in 2007 were put on production during 2008. Average daily sales for third-quarter 2008 on former Output properties were 305 bopd and 5.4 mmcfd, compared to 492 bopd and 6.1 mmcfd for the preceding quarter, and 580 bopd and 4.6 mmcfd for the prior-year third quarter. Third-quarter 2008 sales on these properties were down compared to second-quarter 2008, primarily due to the sale of 15 non-core properties with approximately 1.3 mmcfed of net production during the third quarter, as well as hurricane-related shut-ins of non-operated Gulf Coast production. We participated in 10 new wells or re-entries through September 30, 2007, after our acquisition in April 2007. We expect to participate in about 14 wells this year on prospects acquired through Output.

Disclosure Regarding Forward Looking Statements

Statements in this Form 10-Q which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forwarding-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated cash flows, liquidity, financial results, or expected oil and natural gas prices, CAPEX drilling budget, production volumes, well test results, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost, profitability and/or success of wells to be drilled, expected geological formations or the availability of specific services, equipment or technologies.  It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty.  These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, the current economic turmoil and its impact on capital markets and liquidity, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing. TXCO undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to the "Risk Factors" discussion in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007, for additional information.  This and all our previously filed documents are on file at the Securities and Exchange Commission and can be viewed on our website at www.txco.com.  Copies of the filings are available from our Corporate Secretary without charge.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in interest rates and commodity prices.

Interest Rate Risk: We are exposed to market risk through interest rates related to our credit facility borrowing.  Our credit facilities borrowings are based on the LIBOR or prime rate plus an applicable margin and are used to assist in meeting our working capital needs.  As of September 30, 2008, we had $130.0 million in total borrowings under our credit facilities at a weighted average interest rate of 7.42% per annum.  During second-quarter 2008, we entered into interest rate swaps for our $100 million term loan that effectively locks the interest rate on that debt at 7.805% per annum until June 30, 2010.  The impact of the swap agreement changes our weighted average interest rate at September 30, 2008, to 7.081% per annum.  An annualized 100-basis point fluctuation in the interest rate charged on the floating rate balance of $30.0 million would have approximately $300,000 impact on our annual net income, before taxes.

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

The following is a list of derivative contracts outstanding as of September 30, 2008:

Transaction Date	Trans- action Type	Beginning	Ending	Average Floor Price Per Unit	Average Ceiling Price Per Unit	Volumes Per Month
Crude Oil - Bbl (1):
08/07-08/08	Collars	01/01/2008	12/31/2008	$75.35	$97.09	35,500
08/07-08/08	Collars	01/01/2009	12/31/2009	$71.40	$87.41	20,700
08/07-08/08	Collars	01/01/2010	06/30/2010	$68.33	$80.77	15,000
12/07-04/08	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500

Natural Gas - mmBtu (2):
08/07-08/08	Collars	01/01/2008	12/31/2008	$6.61	$10.45	105,500
08/07-08/08	Collars	01/01/2009	12/31/2009	$6.60	$11.64	86,500
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000
12/07-04/08	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500
04/08	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000

(1)             These crude oil hedges were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.
(2)              These natural gas hedges were entered into on a mmBtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.

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

Based on their evaluation as of September 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive and chief financial officers, as applicable, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. We believe that there are no claims or litigation at this time, the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding will not have a material adverse effect on our financial position or results of operations for the fiscal period in which such resolution occurs.

We were not involved in any material litigation matters as of November 7, 2008.

ITEM 1A.     RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

a)	Exhibit 3.1	Amended and Restated Bylaws of TXCO Resources Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K, filed August 18, 2008).

b)	Exhibit 31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

c)	Exhibit 31.2	Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

d)	Exhibit 32.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

e)	Exhibit 32.2	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TXCO RESOURCES INC.
(Registrant)

/s/P. Mark Stark
P. Mark Stark,
Chief Financial Officer (Duly Authorized Officer)

Date:  November 10, 2008