Form 10-K
period 2008-12-31
TXCO Resources Inc
filed 2009-03-16
CIK 313395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-9120

TXCO Resources Inc.
(Exact name of Registrant as specified in its charter)
Delaware	84-0793089
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 E. Sonterra Blvd., Suite 350; San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:    (210) 496-5300
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock par value $0.01 per share	NASDAQ Global Select MarketSM

Securities registered pursuant to Section 12(g) of the Act:   None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller-reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $396.4 million, based on the $11.76 per share closing price as reported on the NASDAQ Global Select Market.

The number of shares outstanding of the registrant's Common Stock as of March 13, 2009, was 38,691,241.

Documents Incorporated by Reference:  Portions of the Company's Definitive Proxy Statement for the 2009 Annual Stockholders' Meeting are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this filing. The Proxy Statement for the 2009 Annual Stockholders' Meeting will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2008 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

INDEX AND
CROSS REFERENCE SHEET

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K that are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to:
•	waivers or other relief from TXCO lenders,
•	estimated financial results,
•	liquidity needs,
•	bank credit and working capital availability,
•	expected prices,
•	production volumes,
•	well test results,
•	reserve levels,
•	number of drilling locations,
•	expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled,
•	expected geological formations, or
•	the availability of specific services, equipment or technologies.

It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation:
•	our ability to obtain capital on reasonable terms, or at all, to fund our working capital or other needs,
•	the adequacy of our liquidity and our ability to meet our cash commitments, working capital needs, lender and vendor obligations and our commitments to pay any cash dividends on our preferred stock,
•	general market conditions,
•	adverse capital and credit market conditions,
•	uncertainty about the effectiveness of the U.S. Government's plan to stabilize financial markets,
•	the impairment of financial institutions,
•	the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves,
•	the price for which such reserves and production can be sold,
•	fluctuation in prices of oil and natural gas,
•	the uncertainties inherent in estimating quantities of proved reserves and cash flows,
•	competition,
•	actions by third party co-owners in properties in which we also own an interest,
•	acquisitions of properties and businesses,
•	operating hazards,
•	environmental concerns affecting the drilling of oil and natural gas wells,
•	impairment of oil and natural gas properties due to depletion or other causes,
•	dependence on key personnel, and
•	hedging decisions, including whether or not to hedge.

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

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). All of these reports are available on our Web site under the link "SEC Filings" on the "Investor Relations" menu, as soon as reasonably practicable after we electronically file with or furnish them to the SEC. Forms 3, 4 and 5 may also be accessed from the "Insider Filings" link on the "Governance" menu. You may obtain free of charge a copy of the reports (and any amendment thereto) provided to the SEC by written request to the Corporate Secretary at the address above.

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

As of February 28, 2009, we employed 121 full-time employees including management. We believe our relations with our employees are good. None of our employees are covered by union contracts.

We are an independent oil and natural gas enterprise with interests in the Maverick Basin of Southwest Texas, the Fort Trinidad area in East Texas, the onshore Gulf Coast region and the Marfa Basin of Texas, the Midcontinent region of western Oklahoma, and shallow Gulf of Mexico waters. Our primary business operation is exploration, exploitation, development, production and acquisition of predominately onshore domestic oil and natural gas reserves.

RECENT DEVELOPMENTS

Liquidity Issues/Going Concern:  During 2008, the Company engaged in its largest capital expenditure program in its history. Our costs incurred in the development and purchase of oil and natural gas properties increased from $117 million in 2007 to $182 million in 2008. While pursuing our drilling program, costs to drill escalated throughout the summer followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we have experienced severe cash flow constraints.  We have experienced substantial difficulties in meeting our short-term cash needs, particularly in relation to our vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy prices and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital.

At December 31, 2008, we had a working capital deficiency of $256.9 million, including $153.0 million reclassified from long-term debt and $66.9 million reclassified to current liabilities from preferred stock due to defaults under those instruments, which allow the lenders to demand immediate repayment under our bank credit facilities and the holders of our preferred stock to demand redemption. However, under the terms of the Certificates of Designations our obligation to pay the redemption price of any preferred stock demanded to be redeemed is suspended until the earlier of (i) October 31, 2012 or (ii) the date that all of our obligations under the bank credit facilities have been satisfied. We had $49.7 million in trade payables at December 31, 2008, of which approximately $4.1 million was 60 days or more past due. Our failure to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity could result in liens filed against our properties or withdrawal of trade credit, which in turn could limit our ability to conduct operations on properties. While we continue to examine alternatives to improve our liquidity and cash resources, including seeking additional short and long-term capital through bank borrowings, the issuance of debt instruments, the sale of common stock and preferred stock, the sale of non-strategic assets, joint-venture financing, and restructuring our existing obligations, our inability to improve our liquidity and cash resources will cause us to experience material adverse business consequences, including our inability to continue in existence.

Our accompanying financial statements have been prepared assuming we will continue as a going concern.  However, due to our deficiency in short-term and long-term liquidity, our ability to continue as a going concern is dependent on our success in generating additional sources of capital in the near future. We have received a report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which they have included an explanatory paragraph indicating that our working capital deficiency, non-compliance with our current ratio covenant under our bank credit facilities and violation of a provision of the certificate of designation of the Series D and Series E Convertible Preferred Stock, are factors which raise substantial doubt about our ability to continue as a going concern. See "Capital Resources and Liquidity" in Item 7 for further discussion of liquidity issues.

Bank Credit Facilities:  In connection with the preparation of our 2008 financial statements, we determined that we were in violation of the current ratio covenant of our Amended and Restated Credit Agreement, dated April 2, 2007, as amended on July 25, 2007, and our Amended and Restated Term Loan Agreement, dated July 25, 2007 (collectively, the "bank credit facilities"), each with Bank of Montreal, as lender and administrative agent, and the other lenders party thereto.

As a result of this default, the lenders may, among other things, (i) terminate their commitments to make loans and participate in the issuance of letters of credit, and (ii) declare all or any part of the unpaid principal and accrued interest under the bank credit facilities immediately due and payable. Due to such covenant violation, our lenders are not permitting us to make additional borrowings under our bank credit facilities. See "Bank Credit Facilities" in Item 7 for further discussion of our bank credit facilities.

We are continuing discussions with the bank credit facilities' lenders regarding a waiver of the current ratio covenant, or other arrangements whereby the credit facility lenders would refrain from exercising their rights under the bank credit facilities as a result of the above-mentioned default. There can be no assurances that the Company will be able to obtain a waiver of the current ratio covenant or obtain other relief from our bank credit facility lenders. If the lenders demand immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due. If demanded and we failed to repay the amounts due under the bank credit facilities, the lenders could exercise their remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities. These circumstances could require us to seek relief through a filing under the U.S. Bankruptcy Code.

Preferred Stock: Under the terms of our Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock and Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock (collectively, the "Certificates of Designations"), the default under the bank credit facilities results in the holders of the Series D and Series E Convertible Preferred Stock having a right to demand that we redeem the preferred stock at the premium redemption price set forth in the Certificates of Designations. However, under the terms of the Certificates of Designations our obligation to pay the redemption price of any preferred stock demanded to be redeemed is suspended until the earlier of (i) October 31, 2012 or (ii) the date that all of our obligations under the bank credit facilities have been satisfied. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month in respect of each preferred share for which redemption has been demanded until paid in full. On March 9, 2009, a holder of preferred stock demanded redemption of 34,409 shares of Series D Convertible Preferred Stock and 15,000 shares of Series E Convertible Preferred Stock. Generally, holders of our preferred stock are entitled to receive dividends, payable quarterly, at the rate of 6.5% and 6.0% per annum for Series D and Series E, respectively. In connection with our breach of the current ratio in our bank credit facilities, the dividend rate is increased to 12% per annum for both the Series D and Series E Preferred Stock until such time as the breach of the current ratio covenant is cured.

Market Conditions: Beginning in October 2008 and continuing into early 2009, oil and natural gas prices declined significantly, and remain volatile. The decline in commodity prices resulted in significantly reduced revenues, net income and cash flows for the fourth quarter of 2008, and this reduction has continued in the first quarter of 2009. If oil and natural gas prices remain at current levels for any prolonged period of time or decline further, our financial condition, operating results and cash flows, as well as access to debt and equity capital will be further materially adversely affected. Additionally, perceptions by oil and natural gas companies that oil and natural gas prices will be lower long-term can similarly reduce or defer major expenditures, which will impact our ability to attract partners for certain of our activities.

The United States, like many foreign countries, is currently experiencing volatility in its financial and credit markets, which is having an adverse impact on many companies' ability to obtain credit. Historically, we have relied on access to the debt and equity markets to finance our capital needs.

Strategic Alternatives Review: On February 12, 2009, we announced that we retained Goldman, Sachs & Co. as a financial advisor for a strategic alternatives review designed to enhance stockholder value, which may include sale of certain assets, issuance of stock, additional debt or other securities, or a merger or sale of the Company.

Management is actively pursuing options to improve liquidity. This includes drilling joint ventures, sale of certain assets, reduction in staff, shutting down certain operations, and other capital raising efforts. This plan attempts to ease our immediate liquidity problems allowing us time to consider other significant initiatives through the Goldman, Sachs & Co. strategic alternative review process.

No formal decisions have been made and no agreements have been reached at this time. There can be no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. We do not expect to disclose developments from this review unless our board of directors approves a definitive transaction.

2008 Drilling Activity Summary: We participated in drilling a total of 96 gross wells during 2008. Maverick Basin wells totaled 83, including 20 re-entries. We participated in 11 wells on former Output assets, one well in the Marfa Basin and one well in the Williston Basin. Additionally, 11 wells that were in completion at the beginning of the year resulted in producing well completions during 2008. Activity in these plays is described in Item 2 under the "Maverick Basin Plays" and "Other Areas" sections.

Reserves: Estimated net proved reserves at year-end 2008 were 81.7 billion cubic feet equivalent ("Bcfe"), a 10.1 Bcfe, or 11.0%, decrease from 91.8 Bcfe at year-end 2007. Annual production for 2008 was 9.2 Bcfe. Reserves sold during 2008 were 3.8 Bcfe. Net reserve additions for the year were 2.9 Bcfe in the face of downward revision in reserve estimates due to the decline in oil and natural gas prices in late 2008. This decline in prices was partially offset by commodity hedges in place on a portion of our oil and natural gas production.

Exploration, exploitation and development targets during 2008, presented in descending depth order, included:
•	development on our San Miguel oil sand projects;
•	expanding waterflood oil production from the San Miguel interval on the Pena Creek lease;
•	drilling horizontal wells in the Austin Chalk;
•	expanding oil and natural gas production from Georgetown horizontal wells;
•	additional horizontal wells targeting Glen Rose porosity oil production;
•	expanding waterflood oil production from the Red River B formation in East Harding Springs;
•	vertical wells targeting natural gas from the Eagle Ford and Pearsall Shales;
•	horizontal and vertical drilling for Glen Rose shoal natural gas intervals on our Fort Trinidad leases;
•	evaluation of the Barnett and Woodford Shales in the Marfa Basin;
•	an additional well to the Jurassic formation; and
•      wells targeting the Springer-Morrow sands in the Anadarko Basin.

We believe each of these exploration, exploitation and development targets has potential to establish meaningful additions to our oil and natural gas production and proved reserves, along with significant numbers of new, proved undeveloped, lower-risk drilling locations. However, because of the recent decline in commodity prices, and current liquidity constraints, we do not expect to be able to exploit all of these opportunities in the near future.

2009 Capital Expenditures Budget: Due to our current liquidity constraints, we plan to significantly reduce our capital expenditures ("CAPEX") until financial resources are available to support additional expenditures. Our inability to continue our drilling programs at or near our 2008 levels, and thereby replace oil and natural gas reserves that are being depleted by production with new reserves, will result in a decline in our reserves and revenues and our ability to conduct operations will be, and our future growth will be, materially adversely affected. We plan to hold our capital expenditures within cash flow during 2009 and endeavor to drill wells to hold leases and uphold our commitments under the EnCana and Anadarko farm-out agreements. There can be no assurances that we will have sufficient cash flow during 2009 to honor our commitments under the EnCana and Anadarko farm-out agreements without joint venture agreements or sale of an interest in the project.

Our CAPEX may expand or contract based on the results of our strategic alternatives review, drilling results, operational developments, market conditions, commodity price fluctuations and working capital availability. Based on currently projected commodity prices, we expect our profitability to decline in 2009 and we may experience a net loss.

LONG-TERM STRATEGY

Our business strategy is to build stockholder value by acquiring undeveloped mineral interests and internally developing a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. We strive to discover, develop and/or acquire more oil and natural gas reserves than we produce each year from these internally developed prospects.

As opportunities arise and when financing is available, we may selectively participate with industry partners in prospects generated internally as well as by other parties. We attempt to maximize the value of our technical expertise by contributing our geological, geophysical and operational core competencies through joint ventures or other forms of strategic alliances with other well-capitalized industry partners in exchange for carried interests in seismic acquisitions, leasehold purchases and/or wells to be drilled. From time to time, we offer portions of our developed and undeveloped mineral interests for sale. We have financed our activities through internally generated operating cash flows, as well as debt financing and equity offerings, or sale of interests in properties when favorable terms or opportunities are available.

Management's ongoing strategy for improved stockholder value includes maintaining a focus on our core business of oil and natural gas exploration, exploitation and production. This strategy allows us to attract recognized industry partners, expand our core area leasehold acreage, and increase our 3-D seismic database and interpretative skill set. This strategy, coupled with our drill bit success, allows us to grow our reserve base. We focus primarily on the Maverick Basin and have successfully established a multi-year portfolio of drilling targets within this area.

Our established operating strategy includes the pursuit of multiple growth opportunities and diversified exploration and exploitation targets within our core area of operations. The Maverick Basin offers multiple hydrocarbon-bearing horizons, including several resource plays. In addition, we are evaluating opportunities in our Marfa Basin acreage.

On April 2, 2007, we took another step in expanding beyond these core areas through the acquisition of Output Exploration, LLC ("Output"), a privately held, Houston-based exploration and production firm. The core of the Output holdings, in the East Texas Fort Trinidad Field, is prospective for the Glen Rose, Buda, Austin Chalk, Eagle Ford / Woodbine and Bossier formations. Other Output assets acquired include acreage in the Midcontinent region of western Oklahoma, the Gulf Coast region and shallow Gulf of Mexico waters. Certain of the properties acquired were later sold.

PRINCIPAL AREAS OF ACTIVITY

Oil and Natural Gas Operations:  During 2008, we spudded or re-entered a total of 96 wells, including 83 wells in various horizons in the Maverick Basin, 11 wells on former Output acreage, one well in the Marfa Basin and one in the Williston Basin. These totals compared to 87, 71, 12, one and three, respectively, in 2007. Of the 96 total wells begun in 2008, 55 have been placed on production through February 2009. Producing wells include 47 oil wells in the Glen Rose, Austin Chalk, San Miguel, Georgetown, and Red River formations, and five natural gas wells completed in the Glen Rose, San Miguel, Georgetown, Eagle Ford and Pearsall formations in the Maverick Basin, as well as two oil wells and one natural gas well completed on former Output holdings. One well was dry and will be plugged. Additionally, five oil wells and five natural gas wells that were begun in prior years were placed on production during 2008.

Our strategy remains focused primarily on our core oil and natural gas producing properties and higher margin exploration, exploitation and development activities in the Maverick Basin, while selectively developing opportunities in our newly acquired Output properties and continuing to evaluate opportunities in our Marfa Basin acreage. We continue to evaluate economic alternatives related to our few remaining properties in the Williston Basin, including efforts to either locate suitable joint venture partners, farmout, or sell our interest in that basin.

At year-end 2008, we had an average working interest ("WI") of over 67% on our Maverick Basin leasehold acreage (approximately 1.0 million gross acres). A large portion of this contiguous lease block is situated on the Chittim Anticline, a large regional geologic structure. Hydrocarbons have been found in at least 14 separate horizons along the structure including the Lower Glen Rose or Rodessa interval -- a carbonate formation that has produced billions of cubic feet of natural gas from patch reefs and shoals. At year-end 2008, we also had an average WI over 75% on our Fort Trinidad leasehold acreage, which was approximately 36,500 gross acres.

We utilize 3-D seismic survey data as an integral part of our interpretative methodology for the identification and evaluation of drilling prospects in most of our active plays. At year-end 2008 we had accumulated over 942 square miles of 3-D seismic data covering more than 60% of our 1,500-square-mile Maverick Basin lease block.

Our geologists and geophysicists have identified and mapped numerous geological formations at various depths on most of our lease block. This provides a growing, multi-year inventory of alternative drilling prospects for the ongoing evaluation of horizons known to be productive for oil and/or natural gas within and around our leases in the Maverick Basin. The active plays under ongoing evaluation by our engineers are described under the "Maverick Basin Plays" heading in Item 2.

The following table contains details by formation in descending depth order for our approximate working interest ownership in certain of our holdings:

Working Interest Range
1	San Miguel Oil Sands - Oil	50% to 100%
2	San Miguel Waterflood - Oil	100%
3	Eagle Ford Shale - Natural Gas and Oil	25% to 100%
4	Georgetown - Oil and Natural Gas	25% to 100%
5	Glen Rose Porosity Zone - Oil	50% to 100%
6	Other Maverick Basin Glen Rose - Oil and Natural Gas	25% to 100%
7	Pearsall Shale - Natural Gas	12.5% to 100%
8	Barnett and Woodford Shales - Natural Gas	50% to 100%
9	Fort Trinidad Glen Rose	50% to 100%

The expanding geophysical database, drilling results and the growing number of prospective formations targeted by our drilling programs with our partners reaffirmed our longstanding belief that our exploration and development possibilities on our Maverick Basin lease block remain very significant.

PRINCIPAL PRODUCTS AND COMPETITION

Our principal products are crude oil and natural gas. The production and marketing of oil and natural gas are affected by a number of factors beyond our control, the effects of which we can not accurately predict. These factors include crude oil imports, actions by foreign oil-producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand. Generally, we sell all of our oil and natural gas under short-term contracts that can be terminated with 30 days notice, or less. None of our production was sold under long-term contracts with specific purchasers during 2008. Consequently, we were able to market our oil and natural gas production to the highest bidder each month.

At management's discretion, we may participate in fixed-price contracts for a portion of our physical natural gas production when attractive opportunities are available. From time to time, we enter into derivative contracts to reduce exposure from price fluctuations and provide a more predictable cash flow stream. All such derivatives call for financial settlement rather than physical settlement. These derivatives are discussed further in Item 7A.

We operate, drill and direct the drilling of oil and natural gas wells and also participate in non-operated wells. As operator, we contract service companies, such as drilling contractors, cementing contractors, etc., for specific tasks. In some non-operated wells, we participate as an overriding royalty interest owner.

During 2008, two purchasers of our oil and natural gas production and other natural gas sales accounted for 51% and 13% of total revenues. We believe that alternative purchasers could be found for such production at comparable prices if any of these major customers declined to purchase future production.

During 2006, we purchased and refurbished a drilling rig that has the capacity to drill vertical and horizontal wells up to a total measured depth of approximately 10,000 feet. It was placed into service in January 2007 and is currently being used primarily on Glen Rose Porosity wells, for which we have a 100% WI. During 2007, we acquired two additional drilling rigs with lower depth ratings for use on shallow Maverick Basin targets. One of these began drilling operations in October 2007 for wells targeting the San Miguel, for which we have a 50% to 100% WI, while the other is stacked. The rigs allowed us to reduce drilling costs on our wells and facilitate our ability to meet our minimum drilling obligations. In December 2008, we temporarily suspended operations on one of the rigs as a result of our reduction in exploration activities.

The oil and natural gas industry is highly competitive in the search for and development of oil and natural gas reserves. We compete with a substantial number of major integrated oil companies and other companies having significantly greater financial resources and manpower than we do. These competitors, having greater financial resources, have a greater ability to bear the economic risks inherent in all phases of this industry. In addition, unlike us, many competitors produce large volumes of crude oil that may be used in connection with their operations. These companies also possess substantially larger technical staffs, which puts us at a significant competitive disadvantage compared to others in the industry.

GENERAL REGULATIONS

Both state and federal authorities regulate the extraction, production, transportation, and sale of oil, gas, and minerals. The executive and legislative branches of government at both the state and federal levels have periodically considered proposals for promoting alternative fuels, energy conservation, environmental protection, taxation of crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, we can not predict what effect, if any, implementation of such proposals would have upon our operations. A listing of the more significant current state and federal statutory authority for regulation of our current operations and business are provided below.

Federal Regulatory Controls

Historically, the transportation and sale of natural gas in interstate commerce have been regulated by the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 and associated regulations by the Federal Energy Regulatory Commission ("FERC"). The Natural Gas Wellhead Decontrol Act (the "Decontrol Act") removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales." The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

In 1992, the FERC issued regulations requiring interstate pipelines to provide transportation, separate or "unbundled," from the pipelines' sales of natural gas (Order 636). This regulation fostered increased competition within all phases of the natural gas industry. In December 1992, the FERC issued Order 547, governing the issuance of blanket marketer sales certificates to all natural gas sellers other than interstate pipelines, and applying to non-first sales that remain subject to the FERC's NGA jurisdiction. These orders have fostered a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 increased competition in markets in which we sell our natural gas.

The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach pursued by the FERC and Congress will continue.

State Regulatory Controls

In each state where we conduct or contemplate conducting oil and natural gas activities, these activities are subject to various regulations. The regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and natural gas operations. In particular, the State of Texas (where we have conducted the majority of our oil and natural gas operations to date) regulates the rate of daily production allowable from both oil and natural gas wells on a market demand or conservation basis. At the present time, no significant portion of our production has been curtailed due to reduced allowables. We know of no proposed regulation that will significantly impede our operations.

Environmental Regulations

Our extraction, production and drilling operations are subject to environmental protection regulations established by federal, state, and local agencies. To our knowledge, we believe that we are in compliance with the applicable environmental regulations established by the agencies with jurisdiction over our operations. While the applicable environmental regulations currently in effect could have a material detrimental effect upon our earnings, capital expenditures, or prospects for profitability, our competitors are subject to the same regulations. Therefore, the existence of such regulations does not appear to have any material effect upon our position with respect to our competitors. The Texas Legislature has mandated a regulatory program for the management of hazardous wastes generated during crude oil and natural gas exploration and production, natural gas processing, oil and natural gas waste reclamation and transportation operations. The disposal of these wastes, as governed by the Railroad Commission of Texas, is becoming an increasing burden on the industry. Our leases in North Dakota and South Dakota are subject to similar environmental regulations including archeological and botanical surveys as most of the leases are on federal and state lands.

Federal and State Tax Considerations

Revenues from oil and natural gas production are subject to taxation by the state in which the production occurred. Prior to 2007, the majority of our revenues have been from Texas with some additional revenues from North Dakota and Montana. With the 2007 acquisition of Output, in addition to the above states, we also receive revenues in Louisiana, Mississippi and Oklahoma with the majority remaining from Texas. The following table shows the production and severance tax rates received by these various states:

State	Oil	Natural Gas
Texas	4.6%	7.5%
Louisiana	12.5%	$0.288 per mcf
Mississippi	6.0%	6.0%
Montana	17.2%	17.2%
North Dakota	9.0%	11.5%
Oklahoma	7.1%	7.1%

These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that we may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment.

In 2007, we had a federal tax benefit of $5.3 million resulting from an election to expense intangible drilling costs.  The Company elected to carry-back its tax net operating loss, resulting in a recovery of taxes paid in prior years.

ITEM 1A.                      RISK FACTORS

Risks Related to Our Business

We have received an opinion from our independent registered public accounting firm which casts doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern. The opinion includes an explanatory paragraph indicating that our working capital deficiency, non-compliance with our current ratio covenant under our bank credit facilities and violation of a provision of the certificate of designation of the Series D and Series E Convertible Preferred Stock, raise substantial doubt about our ability to continue as a going concern. The "going concern" opinion may adversely affect our ability to raise additional capital, and could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

We are in violation of the current ratio covenant under our bank credit facilities, which could result in the acceleration of the amounts due under the bank credit facilities and the demand of redemption rights under our Series D and Series E Convertible Preferred Stock.

Our current ratio as defined in our bank credit facilities was approximately 0.55 to 1 at year-end 2008 before reclassifications due to the covenant violation in violation of the current ratio covenant of our bank credit facilities, which requires a ratio of 1 to 1. In accordance with our bank credit facilities, our lenders have the right to declare all or any part of the unpaid principal and accrued interest under the bank credit facilities immediately due and payable. In accordance with the Certificates of Designations, the holders of our preferred stock have the right to demand redemption of their shares of preferred stock, and the holder of 34,409 shares of Series D and 15,000 shares of Series E preferred stock has demanded redemption of those shares. In accordance with United States generally accepted accounting principles, all of our bank debt and our remaining preferred stock, after the January 2009 conversions, has been reclassified to current liabilities. While our lenders have not informed us of intent to exercise their right to accelerate the payment schedule on the debt at this time, we have no assurance that they will not elect to do so. In addition, as a result of such default the lenders have terminated their commitments to make additional loans and participate in the issuance of letters of credit under the bank credit facilities.

If the lenders demand immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due. If we failed to repay the amounts due under the bank credit facilities, the lenders could exercise their remedies under the bank credit facilities, including foreclosing on substantially all our assets which we pledged as collateral to secure our obligations under the bank credit facilities. These circumstances could require us to seek relief through a filing under the U.S. Bankruptcy Code.

Inadequate liquidity will affect our ability to meet our short-term cash commitments and could materially and adversely affect our business operations in the future and require us to seek relief through a filing under the U.S. Bankruptcy Code.

Our efforts to improve our liquidity position will be challenging given the current economic climate. Current economic fundamentals portray a negative outlook for the oil and natural gas exploration and development business for at least a significant portion of 2009 due to extremely low and volatile oil and natural gas prices coupled with a global recession that is projected to be the longest and most severe in the post war period. These economic conditions have resulted in a decline in our revenues and available capital, and have caused us to significantly decrease our drilling activities and operations. Moreover, the full impact of many of the actions that we have taken to improve our liquidity will not be realized until late 2009 at the earliest, even if they are successfully implemented. As a result of our violation of the current ratio covenant under our bank credit facilities, we do not have the ability to borrow any additional amounts under our bank credit facilities. As a result of the unprecedented volatility and disruption in the capital and credit markets, it is unlikely that we will be able to obtain additional debt or equity financing in the near term.

Significant vendor obligations and our inability to pay our vendors on a timely basis may have an adverse effect on our ability to secure their future services.

As of December 31, 2008, we had outstanding trade payables of $49.7 million, of which approximately $4.1 million was 60 days or more past due. Failure to timely pay vendors could result in liens filed against our properties or withdrawal of trade credit provided by vendors, which would limit our availability to conduct operations. Until our past due vendor obligations are fully satisfied and we become current, there remains significant risk that these vendors will take formal collection actions against us, pursue liens or other legal actions, or potentially force us into involuntary bankruptcy. Additionally, our inability to satisfy our vendor obligations on a timely basis may result in irreparable harm to our relationships with them and their willingness to continue to do business with us in the future, under terms that would be acceptable to us. We may be required to make advance payments for services, and some critical and/or uniquely qualified vendors may refuse to continue to do business with us, which would worsen our liquidity challenges and potentially prevent us from meeting our drilling and other operating obligations, and would result in material adverse consequences to us.

Our revolving credit facility has borrowing base restrictions, which could adversely affect our operations.

Our revolving credit facility limits the amounts we can borrow to certain borrowing base amounts, determined by our lenders in their sole discretion, based upon, among other things, our level of proved reserves and the projected revenues from the oil and natural gas properties securing our loans. The agent, upon request of lenders holding 66 2/3% of the revolving commitments, can unilaterally adjust the borrowing base and, accordingly,  the borrowings permitted to be outstanding under the revolving credit facility, provided, that such request cannot be made more than once in any six-month borrowing base calculation period. Any increase in the borrowing base requires the consent of all lenders.

Upon a downward adjustment of the borrowing base, if borrowings in excess of the revised borrowing base are outstanding, we could be forced to repay our indebtedness in excess of the borrowing base under the revolving credit facility if we do not have any substantial unpledged properties to pledge as additional collateral. We may not have sufficient funds to make such repayments under our bank credit facilities. Our lenders are scheduled to perform a redetermination of our borrowing base in April or May 2009.

General economic conditions could continue to adversely impact our results of operations.

A lengthy continuation of the slowdown in the U.S. economy or other economic conditions affecting capital markets, such as declining oil and natural gas prices, failing or weakened financial institutions, inflation, deteriorating business conditions, interest rates and tax rates, will adversely affect our business and financial condition further by reducing overall public confidence in our financial strength, by causing us to curtail planned drilling activities or by causing the oil field service sector of the domestic oil and natural gas industry to reduce equipment, labor and services that would otherwise be available to us.

Further, some of our properties are operated by third parties whom we depend upon for timely performance of drilling and other contractual obligations and, in some cases, for distribution to us of our proportionate share of revenues from sales of oil and natural gas the properties produce. If current economic conditions adversely impact our third party operators, we are exposed to the risk that drilling operations or revenue disbursements to us could be delayed. This "trickle down" effect would significantly harm our business, cash flow, financial condition and results of operations.

The consequences of a recession include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. The lower level of economic activity has resulted in a decline in energy consumption, which combined with the significant decrease in oil and natural gas prices, has materially adversely affected, and will continue to materially adversely affect our revenue, liquidity and future growth. Instability in the financial markets, as a result of recession or otherwise, also affects the cost of capital and our ability to raise capital. These events increase our vulnerability to further adverse general economic consequences and industry conditions and the likelihood that our cash flows and financial condition will be materially adversely affected as a result thereof.

In addition, the instability and uncertainty in the financial markets have made it difficult for us to follow through with drilling operations and other business activities that we had planned on implementing before the current financial crisis. Lower oil and natural gas prices, the financial markets and U.S. economy have altered our ability and willingness to continue drilling operations at a pace consistent with 2007 and 2008 levels.

The economic situation could also have an impact on our customers and suppliers, causing them to fail to meet their obligations to us, and on our operating partners, resulting in delays in operations or failure to make required payments. Additionally, the current economic situation could lead to reduced demand for oil and natural gas or further reductions in the prices of oil and natural gas, or both, which could have a negative impact on our financial position, results of operations and cash flows. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it has had a material adverse effect on our liquidity and financial condition.

Adverse capital and credit market conditions will continue to significantly affect our ability to meet liquidity needs, our access to capital, our cost of capital, and our ability to conduct our business.

The capital and credit markets have been experiencing significant volatility and disruption for more than twelve months, which has exerted significant downward pressure on availability of liquidity and credit capacity for substantially all companies.

We need liquidity to pay our operating expenses and interest on our debt. Without sufficient liquidity, we will be forced to further curtail our operations and sell additional assets, and our business will suffer. The principal sources of our liquidity have been cash flow from our operations, bank borrowings and proceeds from the sale of our debt and equity securities.

If cash flow from operations, bank borrowings, and proceeds from any divestitures do not satisfy our minimum needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the exploration and production segment of the oil and natural gas industry, our credit ratings and credit capacity, and the possibility that our lenders could develop a negative perception of our long or short-term financial prospects if the level of our business activity decreases significantly due to market downturns. Our internal sources of liquidity are currently insufficient to meet our cash needs, and the current state of the capital markets make it highly unlikely we will be able to obtain additional financing in the capital and credit markets.

Given our current liquidity situation and the disruptions, uncertainty and volatility in the capital and credit markets, we have limited access to the capital required to operate our business, most significantly our drilling operations. Such lack of access to capital limits our ability to: replace, in a timely manner, oil and natural gas reserves that we produce; meet maturing liabilities; generate revenue to meet liquidity needs; and to maintain and grow our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2008 has continued and substantially increased during the first quarter of 2009. Recently, concerns over deflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and recession. In addition, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our bank borrowings and access to the public capital markets. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower corporate earnings and lower business investment, our operations could be negatively impacted. Purchasers of our oil and natural gas production may delay or be unable to make timely payments to us. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, cash flow, results of operations and financial condition.

The current economic situation could also adversely affect the collectability of our trade receivables and cause our oil and natural gas hedging arrangements to be ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions, the Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking actions to address the financial crisis. We cannot predict what impact such actions will have on the financial markets and whether such actions will be successful. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, cash flow, results of operations and financial condition.

The impairment of financial institutions could adversely affect us by limiting the availability of funds to us and the collectability of amounts owed to us under derivative contracts.

We have exposure to counterparties in the financial services industry, including commercial banks that we rely upon for our credit facilities. In the event of default of one or more of these counterparties, we may have exposure in that they will not be able to fulfill their obligation to lend us funds under our bank credit facilities, and the other lenders under such facilities are not obligated to make up such shortfall. We use derivative instruments to mitigate our risks in various circumstances. We enter into a variety of derivative instruments, including swaps, puts and collars, to manage our exposure to interest rates and oil and natural gas prices. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further information regarding our derivative transactions. If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations. We cannot provide assurance that our counterparties will honor their obligations now or in the future. Insolvency, inability or unwillingness to make payments required under terms of derivative instruments with us by any of our counterparties could have a material adverse effect on our cash flow, financial condition and results of operations. At the date of filing this Annual Report on Form 10-K with the SEC, our counterparties included Bank of Montreal, Standard Bank of London, and Amegy Bank.

Our future success depends upon our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable.

The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. We must do this even during periods of low oil and natural gas prices when it is difficult to raise the capital necessary to finance activities. Without successful exploration or acquisition activities, our reserves and revenues will decline. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities. Due to our current liquidity crisis, we have substantially reduced our activities related to the development and acquisition of new oil and natural gas reserves.

Oil and natural gas drilling is a high-risk activity.

Our future success will depend on the success of our drilling programs. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or natural gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:

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

Our ability to market oil and natural gas from our wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:

•	the level of domestic production and imports of oil and gas;
•	the volatility of both oil and natural gas pricing;
•	the proximity of natural gas production to natural gas pipelines;
•	the availability of pipeline capacity;
•	the demand for oil and natural gas by utilities and other end users;
•	the availability of alternate fuel sources;
•	the effect of inclement weather;
•	state and federal regulation of oil and natural gas marketing; and
•	federal regulation of natural gas sold or transported in interstate commerce.

If these factors were to change dramatically, our ability to market oil and natural gas or obtain favorable prices for our oil and natural gas could be adversely affected.

The marketability of our production may be dependent upon transportation facilities over which we have no control.

The marketability of our production depends in part upon the availability, proximity, and capacity of oil and natural gas pipelines, crude oil trucking, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm our business. We transport our crude oil through pipelines and trucks that we do not own, and we deliver our natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future or may become inadequate for oil and natural gas volumes produced.

Oil and natural gas prices are volatile. A substantial decrease in oil and natural gas prices occurred during the fourth quarter of 2008, which impacted our results for that period. If the recent low commodity price environment continues, it will have a material adverse affect on our financial results.

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world economic conditions. Current economic fundamentals portray a negative outlook for the oil and natural gas exploration and development business for at least a significant portion of 2009 due to extremely low and volatile oil and natural gas prices coupled with a global recession.

Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under our bank credit facilities is subject to semi-annual redeterminations. Oil prices are likely to affect us more than natural gas prices because approximately 56% of our proved reserves are oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, cash flows, results of operations, oil and natural gas reserves, the carrying values of our oil and natural gas properties and the amounts we can borrow under our bank credit facilities. If the oil and natural gas industry continues to experience significantly lower prices, we may, among other things, be unable to meet our financial obligations or make planned expenditures.

The prices we receive for our production and sales may actually vary from prices posted for national markets and exchanges for commodities. We sell our natural gas based on the Houston Ship Channel index. We sell our oil on the Flint Hills Resources postings. These prices may vary significantly from national markets for these commodities such as NYMEX. While the disparity between these markets is not significant today, these prices have diverged in the past and could diverge in the future.

We may not be able to replace our reserves or generate cash flows if we are unable to raise capital.

In the past, we have made substantial capital expenditures for the exploration, exploitation, acquisition and production of oil and natural gas reserves. Historically, we have financed these expenditures primarily with cash generated by operations and proceeds from bank borrowings and equity financing. If the recent reduction in our revenues continues or worsens, or if our borrowing base decreases as a result of lower oil and natural gas prices, operating difficulties or declines in reserves, or if our lenders refuse to make credit available to us because of our current defaults under our bank credit facilities, we will not have the capital necessary to maintain our current operations or undertake or complete future drilling programs. Additional debt or equity financing or cash generated by operations may not be, and under the current capital and credit market conditions likely will not be, available to meet these requirements.

We face strong competition from other energy companies that may negatively affect our ability to carry on operations.

We operate in the highly competitive areas of oil and natural gas exploration, development and production. Factors which affect our ability to successfully compete in the marketplace include, but are not limited to, the following:

•	the availability of funds and information relating to a property;
•	the standards established by us for the minimum projected return on investment;
•	the availability of alternate fuel sources; and
•	the intermediate transportation of gas.

Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines, and national and local natural gas gatherers. Many of these competitors possess greater financial and other resources than we do.

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

Operating hazards may adversely affect our ability to conduct business.

Our operations are subject to risks inherent in the oil and natural gas industry, including, but not limited to, the following:

•	blowouts;
•	cratering;
•	explosions;
•	uncontrollable flows of oil, natural gas or well fluids;
•	fires;
•	pollution; and
•	other environmental risks.

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

The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on our operating costs, as well as on the oil and natural gas industry in general.

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

While estimates of our oil and natural gas reserves, and future net cash flows attributable to those reserves, were prepared by independent petroleum engineers, there are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that can not be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of many factors, including, but not limited to, the following:

•	the available data;
•	assumptions regarding future oil and natural gas prices;
•	estimates of future production rates;
•	expenditures for future development and exploitation activities; and
•	engineering and geological interpretation and judgment.

Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and natural gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the estimates. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. For the reserve calculations, oil was converted to natural gas equivalent at six mcf of natural gas for one Bbl of oil. This ratio approximates the energy equivalency of natural gas to oil on a Btu basis. However, it may not represent the relative prices received from the sale of our oil and natural gas production.

The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this document were prepared by independent petroleum engineers in accordance with the rules of the SFAS No. 69 and the SEC. These estimates are not intended to represent the fair market value of our reserves. The future net cash flows are based upon the prices received on December 31 of each year.

During 2008, the SEC approved new rules related to the estimation of reserves. These new rules are effective for fiscal years ending on or after December 31, 2009. These rules change, among other things, the prices to be used for estimation of reserves, from a year-end price to an average price for the prior 12 months, and remove the prohibition against counting as reserves future production of oil or natural gas related to unconventional reservoirs such as coal-bed methane, oil sands and shales.

Loss of executive officers or other key employees could adversely affect our business.

Our success is dependent upon the continued services and skills of our current executive management and other key employees. The loss of services of any of these key personnel could have a negative impact on our business because of such personnel's skills and industry experience and the difficulty of promptly finding qualified replacement personnel. The uncertainties resulting from the recently announced strategic alternatives review could result in one or more of our key employees choosing to find employment elsewhere.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oil field equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results, or restrict our ability to drill the wells and conduct the operations that we currently have planned and budgeted. During times of reduced demand, costs for equipment and services often decline more slowly than they increased during times of high demand.

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

We issued convertible preferred stock, in private placements to raise additional capital during late 2007 and early 2008.  For further information about these convertible shares, see the discussion in Note G to our Consolidated Financial Statements. Further, a portion of the consideration for our April 2007 acquisition of Output Exploration, LLC was comprised of shares of our common stock.

Pursuant to our Restated Certificate of Incorporation, our board of directors has the authority to issue additional shares of common stock without approval of our stockholders, subject to applicable stock exchange requirements.

Our Restated Certificate of Incorporation permits our Board of Directors to issue preferred stock with rights greater than our common stock.

Our Restated Certificate of Incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock for dividend priority and liquidation premiums and may have greater voting rights, and have other preferences, to our common stock. In 2007 and 2008, we issued a total of 88,909 shares of convertible preferred stock with an aggregate stated value of $88.9 million. In October 2008, preferred shares with an aggregate value of $12.0 million were converted into approximately 1.1 million shares of our common stock, including make-whole shares related to preferred dividends. In January 2009, preferred shares with an aggregate value of $10.0 million were converted into approximately 1.5 million shares of our common stock, including make-whole shares related to preferred dividends. The remaining 66,909 shares of convertible preferred stock are convertible into approximately 4.4 million shares of our common stock, excluding the potential issuance of make-whole shares related to unpaid dividends if converted within three years of issuance.

Under the terms of our Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock and Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock (collectively, the "Certificates of Designations"), the default under the bank credit facilities results in the holders of the Series D and Series E Convertible Preferred Stock having a right to demand that we redeem the preferred stock at the premium redemption price set forth in the Certificates of Designations. However, under the terms of the Certificates of Designations our obligation to pay the redemption price of any preferred stock demanded to be redeemed is suspended until the earlier of (i) October 31, 2012 or (ii) the date that all of our obligations under the bank credit facilities have been satisfied. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month in respect of each unredeemed preferred share until paid in full. On March 9, 2009, a holder of preferred stock demanded redemption of 34,409 shares of Series D Convertible Preferred Stock and 15,000 shares of Series E Convertible Preferred Stock. Generally, holders of our preferred stock are entitled to receive dividends, payable quarterly, at the rate of 6.5% and 6.0% per annum for Series D and Series E, respectively. In connection with our breach of the current ratio in our bank credit facilities, the dividend rate is increased to 12% per annum for both the Series D and Series E Preferred Stock until such time as the breach of the current ratio covenant is cured.

The exercise of stock options would result in dilution of our common stock.

To the extent options to purchase common stock under our stock incentive plans are exercised, holders of our common stock will be diluted. As of March 13, 2009, there were outstanding under our 2005 Stock Incentive Plan options to purchase an aggregate 300,000 shares of our common stock. None of these options are currently exercisable, however approximately 100,000 become exercisable in December 2009.

Instituted in 2000, our Rights Plan and certain provisions in our Restated Certificate of Incorporation may inhibit a takeover of the Company.

•
Our Rights Plan and certain provisions in our Restated Certificate of Incorporation could have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of the Company.

•
Our Rights Plan, commonly referred to as a "poison pill," provides that when any person or group acquires beneficial ownership of 15% or more of Company common stock, or commences a tender offer that would result in beneficial ownership of 15% or more of such stock, holders of rights under the Rights Plan will be entitled to purchase, at the Right's then current exercise price, shares of our common stock having a value of twice the Right's exercise price.

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

The availability for sale, or actual sale, of the shares of common stock eligible for future sale could adversely affect the market price of our common stock.

We do not expect to pay dividends on our common stock.

We have not paid, nor do we expect to pay any cash dividends with respect to our common stock in the foreseeable future. We intend to retain any earnings for use in our business.

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

All our oil and natural gas properties, reserves, and activities are located onshore in the continental United States; except for one property acquired with the Output acquisition in 2007 that is located offshore in shallow federal waters of the Gulf of Mexico. There are no quantities of oil or natural gas subject to long-term supply or similar agreements with foreign government authorities.

PROVED RESERVES, FUTURE NET REVENUE AND
PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

The following unaudited information as of December 31, 2008, relates to our estimated proved oil and natural gas reserves, estimated future net revenues attributable to those reserves and the present value of the future net revenues using a 10% discount factor ("PV-10 Value"). Our independent reservoir-engineering firms, DeGolyer and MacNaughton, and William M. Cobb & Associates, Inc., both Dallas-based worldwide petroleum-consulting firms, made these estimates for 2005 through 2008. Estimates of proved developed oil and natural gas reserves attributable to our interest at December 31, 2008, 2007 and 2006 are set forth in Notes to the Audited Consolidated Financial Statements included in this Report.

The PV-10 Value is based on the estimated future net revenues, as prepared by our independent reservoir engineering firms in accordance with SFAS No. 69. Accordingly, the estimate is net of estimated production, future development costs and future outflows related to asset retirement obligations, and does not give effect to non-property related expenses, such as corporate general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization. PV-10 Value generally differs from the standardized measure by the present value of estimated income taxes.

Oil prices used in PV-10 Value are based on a December 31, 2008, Flint Hills West Texas Intermediate posted price of $41.25 per barrel, adjusted by lease for quality, transportation fees, regional price differentials and fixed price contracts for the life of each respective contract. Natural gas prices used in PV-10 Value are based on a December 31, 2008, Houston Ship Channel spot market price of $5.245 per mmBtu, adjusted by lease for energy content, transportation fees, and regional price differentials. Prices for hedges that are in place for a portion of our 2009 through 2011 projected sales were also used to adjust price expectations for those years. Oil and natural gas prices are held constant. While the methodology is the same across companies, the reference price and adjustments will vary between companies based on conditions in their production areas.

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

Detail of PV-10 and Reconciliation to Standardized Measure
PV-10 Value of Estimated Future Net Revenues, by year:	(in thousands)
2009	$15,565
2010	14,643
2011	18,799
2012	13,743
2013	15,613
Thereafter	59,098
Total PV-10 value	137,461
Less: Present value of estimated income tax expense	-
Standardized measure	$137,461

Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas liquids and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and natural gas reserves are reserves that we can expect to recover through existing wells with existing equipment and operating methods. No reserve estimates have been filed with or included in reports to any federal or foreign government authority or agency, other than the SEC, since our latest Form 10-K filing.

	2008		2007		2006
Proved Oil & Natural Gas Reserves at December 31,	Volumes	Mix *	Volumes	Mix *	Volumes	Mix *
Natural gas (Bcf)	36.0	44%	42.3	46%	8.0	19%
Oil (mmBbls)	7.6	56%	8.2	54%	5.6	81%
Natural gas equivalent (Bcfe) *	81.7	100%	91.8	100%	41.4	100%
Oil equivalent (mmBbls) *	13.6	100%	15.3	100%	6.9	100%
*           Oil and natural gas were combined by converting oil to natural gas mcfe on the basis of 1 barrel of oil = 6 mcfe of gas.

Reserves declined 10.1 Bcfe, or 11.0%, from 91.8 Bcfe at year-end 2007. Annual production for 2008 was 9.2 Bcfe. Reserves sold during 2008 were 3.8 Bcfe. Net reserve additions for the year were 2.9 Bcfe in the face of downward revision in reserve estimates due to the decline in oil and natural gas prices in late 2008. This decline in prices was partially offset by commodity hedges in place on a portion of our oil and natural gas production.

SALES VOLUMES

The following table summarizes our net oil and natural gas production, average sales prices, and average production costs per unit of production for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
Oil:
Sales volumes in Barrels (Bbl)	1,132,000	974,000	791,000
Average realized sales price per Bbl:
excluding the impact of hedging	$97.43	$71.11	$62.56
including the impact of hedging	$92.37	$69.47	$62.43
Natural Gas:
Sales volumes in mcf	2,422,000	2,125,000	1,104,000
Average realized sales price per mcf:
excluding the impact of hedging	$9.61	$7.26	$7.18
including the impact of hedging	$9.49	$6.62	$6.44
Equivalent Units: (1)
Sales volumes:
mcfe	9,214,000	7,971,000	5,852,000
BOE	1,536,000	1,328,000	975,000
Average cost per equivalent: (2)
mcfe	$2.75	$2.33	$1.67
BOE	$16.52	$13.97	$10.05
(1)  Oil and natural gas were combined by converting oil to natural gas mcfe on the basis of 1 barrel of oil = 6 mcfe of natural gas.
(2)  Production costs include direct lease operations and production taxes.

With respect to newly drilled wells, there can be no assurance that current production levels can be sustained. Depending upon reservoir characteristics, such levels of production could decline significantly.

PRODUCING PROPERTIES - WELLS AND ACREAGE

The following table sets forth our producing wells and developed acreage assignable to those wells for the last three fiscal years:

	Developed				Productive Wells
	Acreage		Oil		Gas		Total
Year Ended	Gross	Net	Gross	Net	Gross	Net	Gross	Net
12/31/08	160,820	66,722	418	316.44	331	140.44	749	456.88
12/31/07	167,043	62,225	407	282.39	370	145.09	777	427.48
12/31/06	49,240	28,456	277	234.93	113	66.76	390	301.69

Productive wells consist of producing wells and wells capable of production, including shut-in wells and wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Four of the above wells have active multiple completions.

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

UNDEVELOPED ACREAGE

As of December 31, 2008, we owned, by lease or in fee, the following undeveloped acres:

	Gross	Net	Estimated 2009
United States	Acres	Acres	Delay Rentals
			($ in thousands)
Texas	1,069,000	689,054	$1,700
Oklahoma	33,013	4,521	-
Louisiana	5,635	788	-
Total	1,107,648	694,363	$1,700

Ten Texas leases totaling approximately 373,555 gross acres contain varying requirements to drill a well every 90 to 180 days to keep undeveloped portions of the respective leases in effect. We presently drill in accordance with the terms of the leases and expect the leases to remain in force by virtue of production and continuous development during the year. However, due to our current liquidity problems, there can be no assurance that we can continue to hold leases by development.

DRILLING ACTIVITY

The following tables set forth our drilling activity for the last three years:

	2008		2007		2006
Completions Summary:	Gross	Net	Gross	Net	Gross	Net
Drilling Well Completions:
Oil wells (1)	46	38.84	31	26.59	37	33.47
Natural gas wells (1)	8	2.91	8	3.23	1	1.00
Service wells	6	3.00	-	-	-	-
Dry holes (2)	1	0.17	1	1	2	1.62
Total Drilling Wells Completed	61	44.92	40	30.82	40	36.09

Re-entries Completed:
Oil wells	10	7.31	13	8.03	6	5.45
Natural gas wells	2	0.51	1	0.02	-	-
Service wells	1	0.50	-	-	1	1.00
Dry holes	-	-	1	0.50	2	1.13
Total Re-entries Completed (3)	13	8.32	15	8.55	9	7.58
Wells Completed in Year	74	53.24	55	39.37	49	43.67
See the next page for the footnotes to this table.

(1)  The 2008 column includes four oil wells and one natural gas well spud in prior years and completed in 2008, while the 2007 column includes two oil wells and two natural gas wells spud in prior years and completed in 2007, and the 2006 column includes three oil wells spud in prior years and completed in 2006.
(2)  The dry holes in the 2006 column were wells spud in prior years.
(3)  Total re-entries begun but not completed by year were: 2008 -- 10, 2007 -- 13, 2006 -- 3.

		2008		2007		2006
In-Progress Recap:		Gross	Net	Gross	Net	Gross	Net
Beginning In-Progress ("BIP")		62	44.32	59	45.42	54	40.67
Add -	New re-entries begun not finished	4	1.55	5	4.26	2	1.50
	New wells spud not finished	22	13.61	23	15.98	11	9.50
Less -	Completions of BIP	14	8.66	3	2.50	5	4.00
	BIP wells transferred to producing	-	-	13	11.60	-	-
	BIP wells completed as service wells	5	3.00	-	-	-	-
	BIP wells fully impaired	-	-	8	6.74	-	-
	BIP wells plugged	-	-	1	0.50	3	2.25
	BIP wells transferred to others	3	2.04	-	-	-	-
Ending In-Progress		66	45.78	62	44.32	59	45.42

2008 Activity:  During 2008, we participated in 96 wells, including new drilling of 73 (52.88 net) wells and the re-entry of 23 (14.31 net) existing wells. We operated 57 (45.92 net) of the 73 newly drilled wells. Of the current-year drilling wells, 22 (13.61 net) remained in-progress at December 31, 2008. 12 of the re-entered wells were put on production in 2008, while the remaining re-entries were pending completion at December 31, 2008. During 2008, three (2.04 net) wells that were in progress at the beginning of the year were transferred to others by sale or exchange agreements. Additionally, we re-entered six beginning in-progress wells during 2008 that remain in completion phase.

At December 31, 2008, in-progress wells included 22 development wells spudded in 2008, four new developmental re-entries spudded in 2008, and 40 developmental wells that remained in progress from the beginning of 2008. Most of the in-progress wells are being scheduled for recompletion as horizontal wells or into other zones.

2007 Activity:  During 2007, we participated in 87 wells, including new drilling of 61 (46.81 net) wells and the re-entry of 26 (8.05 net) existing wells. We operated 43 (39.45 net) of the 61 newly drilled wells. Of the 87 wells begun in 2007, 35 (27.32 net) remained in progress at December 31, 2007. Twelve of the re-entered wells were placed on production as oil wells, one (0.02 net) was placed on production as a natural gas well and 13 (10.88 net) wells were in completion phase. Additionally, four (2.62) wells spudded during 2006 were completed and put on production in 2007.

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

MAVERICK BASIN PLAYS

Eagle Ford Shales: The Eagle Ford is a promising, gas-prone shale resource play that underlies our entire 1 million gross acre Maverick Basin lease block.  The formation underlies a large portion of South Texas, including the Maverick Basin.  In addition to our partners, EnCana Oil & Gas (USA), Inc. ("EnCana"), Anadarko Petroleum Corporation and St. Mary Land & Exploration Company, several additional well-known companies, such as ConocoPhillips, Petrohawk and EOG, among others, have established acreage positions in the region and are now drilling or making preparations to initiate activities in this play.

During 2008, we entered into a farm-in agreement with Anadarko that called for the drilling of two Eagle Ford wells in Phase I. We completed Phase I in 2008 and have begun Phase II under this agreement, which calls for drilling additional wells during 2009. To date, delineation activities have included various horizontal drilling and completion innovations, progressing from uncemented, open-hole, single-stage fracture stimulations to our latest well, featuring a cemented liner completion with a 10-stage fracture stimulation test. In tests conducted in early 2009, this well flowed at rates as high as 6 mmcfed, including a high condensate content. Through February 2009, we have completed one of the wells required to earn the additional interests in the Phase II of this farm-in agreement. St. Mary Land & Exploration Company is also participating with us under this agreement.

Overall during 2008 we participated in four wells targeting the Eagle Ford formation. At year end, one of these wells was producing natural gas, one well was producing oil, one well was awaiting completion, and one well was drilling. Based on delineation results to date, both Anadarko and St. Mary have indicated their intent to accelerate drilling activities during 2009.

Pearsall Shale: This over-pressured resource natural gas shale play underlies approximately 819,000 gross acres of our Maverick Basin deep-rights holdings. We participated in the drilling, completion and testing of our first vertical Pearsall well under the EnCana agreement in the Maverick Basin during 2006, which began producing natural gas during January 2007.  This data-gathering well was the first in a series targeting the natural gas resource play in a joint venture (50% WI) with EnCana as operator. To date, delineation activities have included vertical and horizontal drilling and various completion innovations, progressing from uncemented, open hole, single stage fracture stimulations to our latest well, featuring a cemented liner completion with a 9-stage fracture stimulation test.

We completed Phase I of our modified agreement with EnCana, carrying them on three wells by the end of July 2008, thus earning additional interests in the acreage block.  Based on the success of the three initial wells, we elected to move to Phase II of the agreement, committing to drill four additional wells by the end of October 2009 to further increase our interest in the play, and through early March 2009, we have begun the first required well.

Overall during 2008, we participated in a total of six wells targeting the Pearsall formation. At year-end, two wells were producing natural gas, one well was waiting for pipeline connection, two wells were awaiting completion, and one well was completed as a monitor well. Based on delineation results to date, our partners, EnCana, Anadarko and St Mary have indicated their intent to accelerate drilling activities during 2009.

Glen Rose Oil: During 2008, our working interest in much of our non-operated, 95,250-gross acre Comanche Ranch lease was 75.5%. We have a proprietary 3-D seismic survey that covers the Comanche Ranch lease. We, along with our partners, acquired and processed the entire 3-D survey several years ago, identifying numerous Glen Rose prospects. While the first well found a water-bearing porosity, the second well became the discovery well for the Comanche Halsell (6500) field and tested at rates over 2,000 barrels of oil per day ("BOPD") in 2002. That well targeted a prospect on the Comanche Ranch lease, which contained evidence of multiple Glen Rose prospects stacked over a previously unidentified structure. Initial drilling found no productive reefs, but discovered a highly fractured porosity interval.

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

Nine new wells and four re-entries were drilled on the Comanche Ranch lease during 2008 with our operating partner. Additionally, during 2008 we drilled or re-entered 17 Glen Rose oil wells on the adjacent Cage Ranch lease, where we hold a 100% WI. Of the combined 30 wells drilled or re-entered targeting the porosity zone, 23 were producing oil at year-end 2008, and seven were shut in pending further evaluation. For comparison, we drilled or re-entered 14 Glen Rose oil wells during 2007.

Glen Rose oil sales for 2008 totaled 813,600 barrels of oil ("BO") up from 714,200 BO during 2007. The combined number of wells drilled since the oil play's discovery in February 2002 stands at [117] through year-end 2008. Cumulative Glen Rose gross oil production since its discovery surpassed 6.1 million barrels of oil through January 2009. The project remains profitable and economics should improve as we better define the expansive play and perfect drilling techniques used to maximize the recovery of oil in this strong water-drive formation. Net proved reserves at December 31, 2008, for the Glen Rose oil porosity zone are estimated at 1.4 million BO, equivalent to 8.4 Bcfe, compared with 1.6 million (9.9 Bcfe) for the prior year. We believe that significant additional proved reserves will be established in the future.

During 2007, we contracted with Schlumberger to conduct a comprehensive reservoir optimization study that focused on multiple aspects of the GRP project, including the establishment of higher reserve levels, higher recovery rates, evaluating secondary recovery opportunities and overall operating efficiencies. Their report was delivered in 2008 and our technical staff modified certain of its procedures based on the study.

Georgetown: During 2008, we spudded six new Georgetown wells and re-entered six wells, as compared to three Georgetown wells drilled or re-entered in 2007. Of the 12 Georgetown wells started in 2008, six wells are producing oil and one well is producing gas, while four wells remain in completion and one well was dry. Georgetown natural gas sales for 2008 totaled 75.3 mmcf, compared to 38.4 mmcf during 2007, while Georgetown oil sales increased to 73,800 BO from 14,300 BO in 2007.  Based on this ongoing success, we have participated in three Georgetown wells through February 2009. In order to conserve capital, we entered into a joint venture with Millenium E&P Resource Fund I, LLC ("Millenium") on December 31, 2008, whereby we are carried for a 50% interest at no cost to us.

We began using seismic coherency processing to more accurately predict the location of formation faults and fractures in this field in late 2003. The Georgetown is a fractured reservoir, which makes it difficult to predict the type and quantity of ultimate reserves for each well, as such reservoirs typically have hyperbolic decline curves with high initial production rates that rapidly fall to lower, sustained rates. Georgetown proved reserve estimates increased to 1.9 Bcfe from 0.7 Bcfe at year-end 2007.

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

During 2008, we began 11 infill wells targeting bypassed reserves and three wells not in the waterflood zone. All of these 14 wells are producing oil at December 31, 2008. During 2007, we drilled 11 wells. San Miguel oil sales in 2008 were 77,800 BO, compared to 78,700 BO in 2007. Net proved reserves at year-end for this field were estimated at 3.4 million barrels, equivalent to 20.6 Bcfe, down slightly from 3.9 million barrels (23.2 Bcfe) at year-end 2007. The 10,000-gross acre Pena Creek prospect is contiguous to our Comanche Ranch lease.

Glen Rose Gas: In late 2001, we announced the start of a horizontal Glen Rose shoal natural gas play on a portion of our Chittim and Paloma leases. Our geologists analyzed a large carbonate shoal (or carbonate "sand" bar) located within the Glen Rose interval. The Chittim 1-141, the first well completed in this program, went on production in 2001. Pursuant to our agreement with AROC-Texas Inc., covering this portion of the Chittim lease, we drill and complete these horizontal Glen Rose shoal wells and AROC operates them. Since 2001, we have completed 32 horizontal Glen Rose natural gas wells, with one well awaiting completion.

We did not participate in Glen Rose shoal or reef wells during 2008, compared to six wells in 2007. One of the 2007 reef wells was later recompleted to the Georgetown formation. Glen Rose natural gas sales for 2008 totaled 0.7 Bcf, compared to 0.8 Bcf during 2007. The field has produced more than 16.5 Bcfe since horizontal drilling techniques were first applied in 2001. At December 31, 2008, net proved natural gas reserves for Glen Rose were estimated at 5.0 Bcfe, compared to 7.0 Bcfe for the prior year.

Oil Sands: The San Miguel Oil Sands feature ("Oil Sands") is prospective under approximately 83,500 gross acres of our existing Maverick Basin acreage. Independent reservoir engineers and geologists have estimated that there are 7 to 10 billion BO in place basin wide. We have conducted three pilot projects that have provided important information that could prove valuable when favorable crude oil prices allow commercial-scale production at some future date. Also, Conoco and Mobil did pilot projects on the San Miguel Oil Sands in the late 1970's and early 1980's and achieved recoveries of over 50% with the use of steam injection. The Oil Sands are similar to those found in Cold Lake Field in Canada. In 2005 we entered into a Participation Agreement that has resulted in a shared leasehold working interest with Newmex Energy (USA) Inc., a wholly-owned subsidiary of Pearl Exploration and Production, Ltd. (TSX Venture: "PXX") ("Pearl"). While we are the operator with a 50% WI, we are drawing on Pearl's technical expertise with similar projects in Canada. The Participation Agreement includes an Area of Mutual Interest that contains approximately 42,500 gross acres of our joint leasehold and calls for the drilling of three pilot wells at no cost to us. In addition, we hold a 100% WI in approximately 41,000 contiguous acres over the deposit.

To date, we have completed our initial, two-well cyclic steam pilot phase, having mobilized the oil and established a preliminary, favorable WTI price differential from area refiners. Based on continuing reservoir simulation studies, we decided to convert this pilot to a Steam-Assisted Gravity Drainage ("SAGD") process by the addition of two horizontal wells. We used our recently purchased shallow drilling rig to drill two horizontal wells in this conversion. The SAGD technique is used extensively in Canada. This marks the first time that a SAGD pilot has been applied to the San Miguel oil sands.

The SAGD well pair was drilled between the existing cyclic steam wells, which were converted to temperature-monitoring wells. Existing steam generation capacity was doubled in 2008 by the addition of a second 25 mmBtu steam generator. The SAGD project continued steam injection and initial oil production began during fourth-quarter 2008. We discontinued the SAGD project in February 2009, after obtaining valuable information to document the recovery rates and costs associated with harvesting the heavy oil for future use.

We also further utilized our new drilling rig to establish a second pilot during the first half of 2008, featuring five to eight new horizontal/vertical wells utilizing a modified Fracture-Assisted Steamflood Technology (FAST), a technique proven by Conoco in years past. Two new 50 mmBtu steam generators were installed in second-quarter 2008.

Due to the sharp decline in crude oil prices, we shut-in the FAST project in December 2008 until the outlook for oil prices improves, and recorded an impairment charge of approximately $11 million for this project.

Other Plays: During 2008, we drilled three wells to the Austin Chalk formation, two of which are producing oil, while one was awaiting completion at December 31, 2008. Three wells were also spud to the Austin Chalk formation during 2007.

OTHER AREAS

Former Output Properties: As described in the "Recent Developments" section of this Item, on April 2, 2007, we closed on the purchase of Output Exploration LLC. The core of the Output assets is in the East Texas Fort Trinidad Field and is prospective for the Glen Rose, Buda, Austin Chalk, Eagle Ford/Woodbine and Bossier formations. Other Output assets acquired include acreage in the Midcontinent and Gulf Coast regions and shallow Gulf of Mexico waters. Certain of these assets were sold during 2008.

TXCO participated in a total of nine new wells and two re-entries on former Output assets during 2008. Of the 11 total wells that we participated in three were in Oklahoma, five were in Texas and three were in shallow waters off the Louisiana coast. At December 31, 2008, three of these wells were producing, seven awaited completion and one awaits plugging. Additionally, six wells that were in progress at December 31, 2007, were completed during 2008 with five producing natural gas and one producing oil. In 2007, we participated in a total of 12 wells on former Output assets. Our 2008 net sales for former Output properties totaled 132,000 BO and 1.4 bcf, as compared to 143,600 BO and 1.2 bcf in 2007.

Marfa Basin: The Marfa Basin is located approximately 200 miles northwest of our Maverick Basin leases. It is an underexplored area along the Ouachita Overthrust that is prospective for the Barnett and Woodford Shales. We acquired an interest in 140,000 gross acres in the Marfa Basin in 2005, and in 2006 brought in Continental Resources Inc. as our 50% partner. We re-entered one vertical well targeting the Woodford shale during 2006, which tested gas. A fracture stimulation procedure was performed on the well during 2007 and certain zones were perforated in the wellbore during 2008.

Williston Basin: At December 31, 2008, we retained approximately 4,400 gross and 2,000 net acres in the Williston Basin. During 2008, we participated in the drilling of one new well (2.77% WI) in the Red River formation, which is producing oil. In 2007 we participated in one new and two re-entered oil wells in this formation. Our 2008 net sales for the Williston Basin totaled 19,900 BO and 18.3 mmcf, as compared to 19,600 BO and 26.6 mmcf in 2007.

GAS GATHERING SYSTEM

We acquired a gathering system in 2002 to enhance our infrastructure in the Maverick Basin, which we expanded over the intervening years. At December 31, 2008, the system consisted of over 90 miles of natural gas pipeline, a compressor station with three compressors and three dehydrators that allowed a deliverable capacity of 35 mmcfd, of which one-third was utilized. The pipeline begins approximately 12 miles north of Eagle Pass, Texas, in Maverick County, and runs to Carrizo Springs, Texas, in Dimmit County, where it terminates. The natural gas can be routed to five separate delivery points and either processed or sold at multiple markets. No significant additions were made to the gathering system since 2004.

This natural gas gathering system transports our production to various markets. It also transports production for other owners at a set rate per mmBtu. It sells natural gas at several points along the system with a significant portion being delivered to purchasers through the Enterprise/Gulf Terra Pipeline System, to purchasers behind the Duke Three Rivers processing plant, or to a local distribution customer in Piedras Negras, Mexico. The natural gas is processed and the natural gas liquids are removed. The residue gas is then sold to various purchasers. We receive a share of the liquids revenues. Natural gas pricing fluctuations are reflected at the wellhead for our operated natural gas properties. The following table summarizes our natural gas marketing sales volumes and average sales prices per mmBtu for the periods indicated. There can be no assurance that current access levels to third party pipelines and processing facilities can be sustained.

	Years Ended December 31,
	2008	2007	2006
Residue gas and NGL sales volumes (mmBtu)	1,418,000	1,343,000	1,878,000
Average sales price per mmBtu	$9.45	$8.25	$8.04

In order to enhance our liquidity, we sold all interests in the pipeline system effective February 1, 2009, to Clear Springs Energy Company LLC, a Texas limited liability company. We expect to continue to utilize this pipeline system to transport much of our natural gas production.

ITEM 3.                      LEGAL PROCEEDINGS

We were involved in the following litigation as of March 13, 2009:

On March 4, 2009, Chieftain Exploration Company, Inc. and other individual plaintiffs commenced a lawsuit against TXCO and EnCana in the 365th Judicial District Court, of Maverick County, Texas alleging a breach of the terms of certain oil and natural gas leases covering an aggregate one-sixteenth (1/16) mineral interest in two tracts of (i) 30,386.34 gross mineral acres, and (ii) 24,979.67 gross mineral acres. Plaintiffs alleged that defendants refused to sign releases of these oil and natural gas leases thereby enabling plaintiffs to lease their mineral interests to other companies. Plaintiffs request damages in excess of $1.7 million, pre-judgment and post-judgment interest, attorneys' fees, and recovery of possession of the mineral interests they allege should have been released. The suit is in early stages, but our review indicates that the plaintiffs' claims are without merit as to our interests, and we intend to vigorously defend this lawsuit.

On March 9, 2009, Cage Minerals, Ltd. et al. commenced a lawsuit against TXCO in the 150th Judicial District Court of Bexar County, Texas alleging that we have breached the terms of an oil and natural gas lease (the "Cage Lease") covering their fifteen sixteenths (15/16) mineral interest in 24,979.67 acres of land in Maverick County, Texas, by failing to pay the full royalties which they allege they were due on oil and natural gas production from 10 different horizontal wells drilled across lease lines on pooled units formed partially out of lands covered by the Cage Lease and partially out of lands covered by leases from other mineral owners. Plaintiffs are requesting damages in excess of $2.3 million, pre-judgment and post-judgment interest, and attorneys' fees. By virtue of written notice recently received from plaintiffs, we have reason to believe that the plaintiffs may amend their lawsuit to request a termination of the Cage Lease as a result of the alleged nonpayment of royalty interests. We believe plaintiffs' claims and any request for termination of the Cage Lease are without merit because royalties were paid correctly to the plaintiffs from the pooled units in question.

On March 9, 2009, Winship Ranch, Ltd. commenced a lawsuit against TXCO in the 166th Judicial District Court of Bexar County, Texas. Plaintiff is the alleged owner of the surface in 17,106 acres out of the lands covered by the Cage Lease.  Plaintiff claims that in our operations under the Cage Lease we breached numerous surface use provisions contained in an addendum to such lease. Plaintiff further alleges that we breached several provisions of a salt water disposal agreement we entered into with plaintiff. Plaintiff's petition in this lawsuit requests actual damages, pre-judgment and post-judgment interest, and attorneys' fees. There is no allegation quantifying the requested damages. No discovery has been conducted, and we are unable to determine at this time the potential liability to which we may be exposed in this lawsuit.

We were not involved in any other potentially material matters of litigation as of March 13, 2009.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2008.

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

	Range of Sale Prices
Quarter Ended:	High	Low
December 2008	$9.93	$1.35
September 2008	12.49	8.25
June 2008	14.73	10.25
March 2008	15.30	10.93

December 2007	$14.08	$8.90
September 2007	12.37	8.46
June 2007	12.27	9.91
March 2007	13.33	8.55

As of March 13, 2009, there were 1,108 holders of record of our common stock and our closing stock price was $0.59. Our transfer agent is the American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038. We have not paid any cash dividends on our Common Stock in the past two years and do not expect to do so in the foreseeable future. Our credit facilities with Bank of Montreal prohibit the payment of dividends to common stockholders.

Comparative Performance Graph: The following graph compares the performance of the Company's common stock for the five-year period commencing December 31, 2003, to (i) the NASDAQ market composite index ("Market Index") and (ii) 48 active NASDAQ exploration and production companies ("Peer Index"). The graph assumes that a $100 investment was made in the Company's common stock and each index on December 31, 2003, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois ("Zacks"). The Peer Index used includes all available NASDAQ stocks under SIC codes 1310-19 (companies engaged in oil and natural gas exploration and production operations) actively traded on NASDAQ during the comparative term. The list of comparative companies is available to stockholders directly from Zacks or may be obtained at no cost by contacting the Company and requesting the information.

Date	Company Index	Market Index	Peer Index

12/31/2004	3.61	8.84	42.70
12/30/2005	2.24	2.13	45.40
12/29/2006	106.48	9.85	-3.00
12/31/2007	-9.59	8.44	14.56
12/31/2008	-87.64	-51.82	-49.91

The foregoing performance graph is being furnished as part of this Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference into any filing, by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Equity Compensation Plan Information: The Equity Compensation Plan table provides information as of December 31, 2008 with respect to shares of the Company's common stock that may be issued under its existing equity compensation plans:

Plan category (securities in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1) (2)
Equity compensation plans approved by security holders	607,250	$3.03	2,396,613
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	607,250	$3.03	2,396,613
(1) All 2,396,613 shares may be issued in the form of restricted stock.
(2) Under the current terms of the 2005 Stock Incentive Plan, the maximum number of shares of the Company's common stock that are available for awards under this plan is limited to 10% of the total number of the Company's issued and outstanding shares of common stock.

Unregistered Sales of Equity Securities:  No unregistered sales of equity securities were made during the fourth quarter of 2008.

Issuer Purchases of Equity Securities: We did not reacquire any of our own securities during the fourth quarter of 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial information is derived from and qualified in its entirety by our Audited Consolidated Financial Statements and the Notes thereto as set forth in this Report commencing on page F-1.

	Years Ended December 31
(In thousands, except earnings per share data)	2008	2007(a)	2006	2005	2004
Operating revenues	$143,736	$93,906	$72,418	$67,000	$57,735
Net income	5,882	1,340	7,241	13,741	2,797
(Loss) income available to common stockholders	(473)	943	7,241	13,741	2,797
Earnings (loss) per common share:
Basic	(0.01)	0.03	0.23	0.48	0.11
Diluted	(0.01)	0.03	0.22	0.48	0.10
Cash dividends	n/a	n/a	n/a	n/a	n/a
Net cash provided by operating activities	100,561	69,392	24,724	6,260	16,447
Net cash provided (used) by investing activities	(177,346)	(210,409)	(59,845)	28,293	(39,718)
Net cash provided (used) by financing activities	79,190	146,966	32,920	(31,588)	20,208
Total assets	486,850	354,607	143,801	109,536	114,237
Current liabilities (b)	301,788	59,658
Long-term obligations (c)	29,333	120,233	4,054	2,027	31,654
Stockholders' equity	$155,729	$174,716	$123,652	$83,281	$65,682
Weighted average shares outstanding:
Basic	34,635	33,422	31,916	28,444	26,066
Diluted	34,635	34,470	33,247	28,885	26,971
n/a - No cash dividends have been paid.
(a) - The growth in several factors listed for 2007 was largely due to the 2007 acquisition of Output Exploration, LLC. See the related discussion in the "Recent Developments" section in Part I, Item 1.
(b) - The "current liabilities" line for 2008 includes $153.0 million that has been reclassified from long term debt, and $66.9 million that was reclassified from stockholder's equity related to convertible preferred stock, on the Consolidated Balance Sheet due to a current ratio covenant violation at December 31, 2008.
(c) - The "long-term obligations" line for 2008 excludes $153.0 million that has been reclassified to current liabilities on the Consolidated Balance Sheet due to a current ratio covenant violation at December 31, 2008.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of our financial condition and results of operations ("MD&A"). This discussion should be read in conjunction with our Financial Statements and Notes thereto, beginning on page F-1 of this Report.

We are an independent oil and natural gas enterprise with interests primarily in the Maverick Basin in Southwest Texas, the Fort Trinidad field in East Texas, and the Marfa Basin of West Texas, with a consistent record of long-term growth in proved oil and natural gas reserves, leasehold acreage position, production and cash flow through our established exploration and development programs. Our business strategy is to build stockholder value primarily by acquiring undeveloped as well as under-developed mineral interests, and internally developing a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. We account for our oil and natural gas operations under the successful efforts method of accounting and trade our common stock on the Nasdaq Global Select MarketSM under the symbol "TXCO."

We currently have two drilling rigs operating on our extensive 1 million gross (653,360 net) acre position in the Maverick Basin. Completions in 2008 included 56 oil and 10 natural gas wells, which included 12 re-entries, while 22 wells spud during the year remained in progress at year-end. The initial 2009 CAPEX included plans for participation in 18 to 20 wells targeting the Glen Rose Porosity, Georgetown, Pearsall, and Eagle Ford formations, as well as funds for seismic development, leasehold and infrastructure. However, in light of our current liquidity constraints, we may be unable to fulfill these plans.

Due to the number of promising prospects on our Maverick Basin acreage, as well as higher oil and natural gas prices, drilling activity remained high during the first nine-months of 2008. (For further discussion of this activity, see Item 1 Business, "Principal Areas of Activity"). However, the significant decline in commodity prices during the fourth quarter resulted in reduced activity for that period, as well as the first quarter of 2009. Recognition of additional reserves for newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recording of reserves.  The low commodity prices at year-end 2008 caused some oil and natural gas deposits to become less than economic and, therefore, not recognized as proved reserves under the applicable rules at this time.

 We reported net loss available to common stockholders of $0.5 million, or $(0.01) per basic share and diluted share, for the year ended December 31, 2008, compared to net income available to common stockholders of $0.9 million, or $0.03 per basic share and diluted share, for the prior year. Higher revenues were offset by increases in impairment charges, depreciation, depletion and amortization. These factors are discussed in the Results of Operations section.

Liquidity Issues/Going Concern: During 2008, the Company engaged in its largest capital expenditure program in its history. Our cost incurred in the development and purchase of oil and natural gas properties increased from $117 million in 2007 to $182 million in 2008. While pursuing our drilling program, costs to drill escalated throughout the summer followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we have experienced severe cash flow constraints. We have experienced substantial difficulties in meeting our short-term cash needs, particularly in relation to our vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy prices and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital.

At December 31, 2008, we had a working capital deficiency of $256.9 million, including $153.0 million reclassified from long-term debt and $66.9 million reclassified from preferred stock to current liabilities due to defaults under those instruments which allow the lenders to demand immediate repayment under our bank credit facilities and the holders of our preferred stock to demand redemption. However, under the terms of the Certificates of Designations our obligation to pay the redemption price of any preferred stock demanded to be redeemed is suspended until the earlier of (i) October 31, 2012 or (ii) the date that all of our obligations under the bank credit facilities have been satisfied. We had $49.7 million in trade payables at December 31, 2008, of which approximately $4.1 million was 60 days or more past due. Our failure to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity could result in liens filed against our properties or withdrawal of trade credit, which in turn could limit our ability to conduct operations on properties. While we continue to examine alternatives to improve our liquidity and cash resources, including seeking additional short and long-term capital through bank borrowings, the issuance of debt instruments, the sale of common stock and preferred stock, the sale of non-strategic assets, joint venture financing, and restructuring our existing obligations, our inability to improve our liquidity and cash resources will cause us to experience material adverse business consequences, including our inability to continue in existence.

Our accompanying financial statements have been prepared assuming we will continue as a going concern. However, due to our deficiency in short-term and long-term liquidity, our ability to continue as a going concern is dependent on our success in generating additional sources of capital in the near future. We have received a report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which they have included an explanatory paragraph indicating that our working capital deficiency, non-compliance with our current ratio covenant under our bank credit facilities and violation of a provision of the certificate of designation of the Series D and Series E Convertible Preferred Stock raise substantial doubt about our ability to continue as a going concern. See "Capital Resources and Liquidity" in Item 7 for further discussion of liquidity issues.

Market Conditions: Beginning in October 2008 and continuing into early 2009, oil and natural gas prices declined significantly, and remain volatile. The decline in commodity prices resulted in significantly reduced revenues, net income and cash flows for the fourth quarter of 2008, and this reduction has continued in the first quarter of 2009. If oil and natural gas prices remain at current levels for any prolonged period of time or decline further, our financial condition, operating results and cash flows, as well as access to debt and equity capital, will be materially adversely affected. Additionally, perceptions by oil and natural gas companies that oil and natural gas prices will be lower long-term can similarly reduce or defer major expenditures, which will impact our ability to attract partners for certain of our activities. See "Item 1A. Risk Factors. Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future."

The United States and foreign countries are currently experiencing volatility in their financial and credit markets, which is having an adverse impact on the ability of many companies', including us, to obtain credit. Historically, we have relied on access to the debt and equity markets to finance our capital needs. In addition, as a result of our violation of the current ratio covenant under our bank credit facilities, our lenders are not permitting us to make any additional borrowings under our bank credit facilities. See "Bank Credit Facilities" under "Capital Resources and Liquidity" later in this Item for further discussion of our bank credit facilities.

TXCO Response to Liquidity Issues and Market Conditions: We initiated a number of actions beginning in the fourth quarter of 2008 to mitigate the impact on TXCO of the unprecedented deterioration of market conditions. These actions included:
•	a reduction in drilling activity in light of projected reductions in cash flows;
•	assessing the prospect of selling our pipeline assets and certain non-core leasehold interests;
•	obtaining a credit facility to finance our drilling subsidiary, and
•	evaluating our derivative positions.

We took the following actions during December 2008:
•	discontinued our FAST oil sands pilot project,
•	temporarily stacked one of our drilling rigs,
•	laid-off approximately 20% of our work force,
•	entered into a $4 million credit facility secured by our drilling rigs,
•	initiated discussions with the agent for our revolving credit agreement to discuss our financial condition, and
•	initiated talks with prospective buyers regarding the sale of our pipeline system.

Subsequent to year-end, we:
•
closed out certain of our derivative positions for cash and replaced them with 50% participating swaps, as further described in Note L to our Consolidated Financial Statements included elsewhere herein and in Item 7A "Quantitative and Qualitative Disclosures about Market Risk",

•	closed the sale of our pipeline assets effective February 1, 2009, to Clear Springs Energy Company, LLC, a San Antonio based, Texas limited liability company,
•	initiated a strategic alternatives review (discussed below), and
•	discontinued our SAGD oil sands pilot project.

We also reviewed the creditworthiness of the banks and financial institutions with which we maintain our senior revolving credit facility, and which are counter-parties to our derivative arrangements. We believe that these parties are weathering the current financial crisis and can meet their commitments to us in the foreseeable future.

Strategic Alternatives Review: On February 12, 2009, we announced that we retained Goldman, Sachs & Co. as a financial advisor for a strategic alternatives review designed to enhance stockholder value. All options are under consideration, including the potential sale of leasehold interests or other assets, a merger or sale of the Company. No formal decisions have been made and no agreements have been reached at this time. There can be no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. We do not expect to disclose developments from this review unless our board of directors approves a definitive transaction.

2008 Acquisitions & Disposals: During 2008, we acquired additional interests in our Fort Trinidad acreage in East Texas and sold 15 non-core properties in South Texas. Both of the properties were part of the Output acquisition during 2007. Neither transaction reflected a material acquisition or disposal.

2007 Acquisitions: On April 2, 2007, we closed on the purchase of Output Exploration, LLC ("Output"), a privately held, Houston-based exploration and production firm, for $95.6 million. The consideration for the purchase was $91.6 million in cash, subject to certain adjustments, and $4.0 million of our common stock. The transaction, the largest in our history, effectively doubled our proved reserves and increased current oil and natural gas production by nearly two thirds relative to pre-acquisition levels.  The core of the Output assets is in the East Texas Fort Trinidad Field and is prospective for the Glen Rose, Buda, Austin Chalk, Eagle Ford/Woodbine and Bossier formations. Other Output assets acquired include acreage in the Midcontinent and Gulf Coast regions and shallow Gulf Coast waters.

Separately in February 2007, we acquired an interest in primarily shallow horizons under 85,681 gross acres in an agreement with EnCana. In September 2007, we acquired additional shallow horizons from EnCana under our Comanche, Cage Ranch and other existing leases along with the option to earn Pearsall and deeper horizons. Effective December 1, 2007, we acquired additional interests in our Fort Trinidad area holdings from other working interest holders.

2007 Sales of Certain Interests:  During the fourth quarter of 2007, we sold our interests in two properties that had been acquired as part of the Output acquisition, for approximately $6.0 million in cash.

2006 Sale of Partial Interest: In April 2006, we sold a 50% WI in 140,000 gross acres in the Marfa Basin. The cash proceeds from this sale were used in our capital expenditures program. The Marfa Basin is located in West Texas, along the Ouachita Overthrust, and is prospective for natural gas from the Barnett and Woodford shales.

Oil and Natural Gas Reserves: Estimated net proved reserves at year-end 2008 were 81.7 billion cubic feet equivalent ("Bcfe"), a 10.1 Bcfe, or 11.0%, decrease from 91.8 Bcfe at year-end 2007.  Annual production for 2008 was 9.2 Bcfe. Reserves sold during 2008 were 3.8 Bcfe. Net reserve additions for the year were 2.9 Bcfe in the face of downward revision in reserve estimates due to the decline in oil and natural gas prices in late 2008. The decline in price was partially offset by commodity hedges in place on a portion of our oil and natural gas production. In 2008, our reserve replacement rate from the drill bit was 32%, while our all-source reserve replacement rate was negative 9% due to the sale of certain non-core properties. Our three-year average all source reserve replacement rate was 286% for the 2006 through 2008 period. Positive cash flow provided from operations totaled $100.6 million. Excluding changes in operating assets and liabilities, operating cash flow was $78.8 million, a 59.8% increase from $49.3 million in the prior year primarily due to higher revenue for 2008 due to increased production from drilling. The following table illustrates key features of our continuous development over the four fiscal years presented.

	Year Ended December 31,
Development:	2008	2007	2006	2005
No. of oil wells completed	56	44	43	25
No. of natural gas wells completed	10	9	1	6

Natural gas sales (mmcf)	2,422	2,125	1,104	2,222
Natural gas reserve additions from drilling (mmcf)	2,490	7,394	198	5

Oil sales (mBbl)	1,132	974	791	397
Oil reserves additions from drilling (mBbl)	1,046	719	778	522

Natural gas equivalent sales (Bcfe)	9.2	8.0	5.9	4.6
Oil equivalent sales (mBOE)	1,536	1,328	975	768

Reserve additions (Bcfe)
Drilling	8.7	11.7	4.9	3.2
Revisions of previous estimates	(5.8)	12.8	3.0	4.3
Net (sold) purchased in place	(3.8)	33.8	-	-
Total change in reserves (Bcfe) (1)	(0.9)	58.3	7.9	7.5
Reserve replacement rate (2)
Drill bit	32%	308%	135%	161%
Drill bit less sold reserves, plus purchased reserves (all sources)	(9)%	731%	135%	161%
Non-developed Texas gross acreage leased	1,069,000	807,042	748,320	758,031
Non-developed Oklahoma & Louisiana acreage leased	38,648	47,349	-	-
Non-developed Williston Basin acreage leased	-	-	82,761	83,721

See the next page for the footnotes to this table.

(1)  Make-up of total proved developed reserves at year-end 2008: 56% oil, 44% natural gas.
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

Reserve Replacement: Historically, we have added proved reserves through both drilling and acquisition activities. We believe we will generally add reserves each year, however, external factors beyond our control, such as governmental regulations and commodity market factors, could limit our ability to drill wells and acquire proved properties in the future. The depressed commodity prices at year-end 2008 resulted in fewer reserves being recognized due to the requirement to use December 31 prices for these calculations. The SEC has issued new regulations governing the calculation of reserves that are effective for annual periods ending on or after December 31, 2009. We calculate and analyze reserve replacement ratios to use as benchmarks against our competitors. Oil and natural gas companies are judged by their management and the investing public by their effectiveness in replacing annual production, hence the need for these ratios. The ratios are limited in use by the inherent uncertainties in the reserve estimation process and other factors. Our reserve additions for each year are estimates. Reserve volumes can change over time, and therefore can not be absolutely known or verified until all volumes have been produced and a cumulative production total for a well or field can be calculated. Many factors will impact the ability to access these reserves, such as availability of capital, new and existing government regulations, competition within the industry, the requirement of new or upgraded infrastructure at the production site, and technological advances. See "Risk Factors" (Part I, Item 1A) for further discussion of risks and uncertainties related to reserves.

The reserve report prepared by independent reservoir engineers and used for both the PV-10 Value and the standardized measure indicates the last year of production is estimated as 2095. However, as shown in the table in Item 2 of this Form 10-K, we expect to realize approximately 57.0% of that production by year-end 2013.

CAPITAL RESOURCES AND LIQUIDITY

Liquidity is a measure of ability to access cash. We primarily need cash for exploration, development and acquisitions of oil and natural gas properties, payment of contractual obligations, redemption of preferred stock, payment of preferred stock dividends and working capital funding. At December 31, 2008, we had a working capital deficiency of $256.9 million, including $153.0 million reclassified from long-term debt and $66.9 million reclassified from preferred stock. We had $49.7 million in trade payables at December 31, 2008 , which if not timely paid could result in liens filed against the Company's properties or withdrawal of trade credit provided by vendors, which in turn could limit the Company's availability to conduct operations on its properties.

Our accompanying financial statements have been prepared assuming we will continue as a going concern; however, due to our deficiency in short-term and long-term liquidity, our ability to continue as a going concern is dependent on our success in generating additional sources of capital in the near future. We have received a report from our independent registered certified public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which they have included an explanatory paragraph indicating that our working capital deficiency, non-compliance with our current ratio covenant under our bank credit facilities and violation of a provision of the certificate of designation of the Series D and Series E Convertible Preferred Stock raise substantial doubt about our ability to continue as a going concern.

We have historically addressed our short and long-term liquidity requirements through cash provided by operating activities, the issuance of debt and equity securities when market conditions permit, sale of non-strategic assets, and our bank credit facilities. The prices for future oil and natural gas production and the level of production have significant impacts on operating cash flows and can not be predicted with any degree of certainty.

We continue to examine our sources of short and long-term capital, including alternative sources of bank borrowings, the issuance of debt instruments, the sale of common stock and preferred stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control. Future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. No assurances can be made that operations and other capital resources will provide cash in sufficient amounts to maintain our operations or desired levels of capital expenditures. Actual levels of capital expenditures may vary significantly due to a variety of factors, including, but not limited to, availability of capital, vendor relations, drilling results, product pricing and future acquisition and divestitures of properties. Our internal sources of liquidity are currently insufficient to meet our cash needs, and the current state of the capital markets make it highly unlikely we will be able to obtain additional financing in the capital and credit markets. Our inability to raise capital to fund our operations will cause us to experience material adverse business consequences, including our inability to continue in existence.

In February 2009, we announced the commencement of a strategic alternatives review and that we are in violation of our current ratio covenant under our bank credit facilities. We are in discussions with the lenders and have requested a waiver whereby they will refrain from exercising their right, as a result of the violation, to require the immediate repayment of our debt, although there can be no assurance that such discussions will be successful or that our lenders will not demand immediate repayment of our debt. As a result of such covenant violation, we do not currently have the ability to borrow any additional amounts under our bank credit facilities. If the lenders demand immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due. If we failed to repay the amounts due under the bank credit facilities, the lenders could exercise their remedies under the bank credit facilities, including foreclosing on substantially all our assets which we pledged as collateral to secure our obligations under the bank credit facilities. These circumstances could require us to seek relief through a filing under the U.S. Bankruptcy Code.

Bank Credit Facilities

In connection with our acquisition of Output in April 2007, we replaced our credit facility with Guaranty Bank with two new facilities with the Bank of Montreal, as agent. Both of these facilities were amended and restated in July 2007, as described below. As disclosed in our Form 8-K filed with the SEC on February 27, 2009, we are in violation of the current ratio covenant under these agreements. As a result of that violation we have classified all outstanding balances under these agreements as current liabilities on the Consolidated Balance Sheet as of December 31, 2008.

Senior Credit Agreement -- At December 31, 2008, we had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA"). The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At December 31, 2008, the borrowing base was $55 million, $50 million was outstanding at a weighted average interest rate of 4.0% and the unused borrowing base was $5 million. The SCA is secured by a first-priority security interest in substantially all of TXCO's and certain of its subsidiaries' assets, including proved oil and natural gas reserves and in the equity interests of such subsidiaries. In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. As of March 13, 2009, the balance outstanding under the SCA was $50.0 million, with a weighted average interest rate of 4.00%, using the base rate option. Our lenders are scheduled to perform a redetermination of our borrowing base in April or May 2009.

Loans under the SCA are subject to floating rates of interest based on (1) the total amount outstanding under the SCA in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a base rate loan. LIBOR loans bear interest at the LIBOR rate (for the applicable 1-, 2-, 3- or 6-month maturity chosen by TXCO) plus the applicable margin, and base rate loans bear interest at the base rate plus the applicable margin. The applicable margin varies with the ratio of total outstanding to the borrowing base. For base rate loans it ranges from zero to 100 basis points and for LIBOR rate loans it ranges from 150 to 250 basis points. The SCA allows the lenders to increase the interest rate by 200 basis points at any time we are in default under the SCA.

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

Term Loan Agreement -- At December 31, 2008, we had a $100 million, five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 5.9375%. The TLA is secured by a second-priority security interest in substantially all of TXCO's and certain of its subsidiaries' assets, including proved oil and natural gas reserves and in the equity interests of such subsidiaries. Loans under the TLA are subject to floating rates of interest equal to, at TXCO's option, the LIBOR rate plus 4.50% or the base rate plus 3.50%. The "LIBOR rate" and the base rate are calculated in the same manner as under the SCA. See additional discussion regarding the interest rate swap in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and Note L to our Consolidated Financial Statements included elsewhere herein. The TLA allows the lenders to increase the interest rate by 200 basis points at any time we are in default under the TLA.

Borrowings under the TLA may be prepaid (but not reborrowed). However, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists thereunder.

Covenants Under Bank Credit Facilities -- Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in credit agreements. The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00 ("Current Ratio"), a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis and include certain adjustments based on the definitions in the agreements. We were in compliance with all such covenants at December 31, 2008, except the Current Ratio covenant. At that date, our Current Ratio as defined in the agreement was 0.55 to 1 before reclassifications due to the covenant violation. Both agreements also contain customary events of default. If an event of default occurs and is continuing, lenders may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable. To date, such amounts have not been declared immediately due and payable. However, our lenders under the SCA and TLA are not permitting us to make additional borrowings under the SCA and TLA.

As a result of the Current Ratio covenant violation, all borrowings under the SCA and TLA have been classified as current liabilities in our Consolidated Balance Sheet as of December 31, 2008. We are continuing discussions with the lenders regarding a waiver of the Current Ratio covenant and other arrangements whereby the lenders would refrain from exercising their rights under the bank credit facilities as a result of the above mentioned default. There can be no assurance that we will be able to obtain a waiver or obtain other relief from the lenders.

Drilling Rig Financing -- At December 31, 2008, we had a $4.0 million senior revolving credit facility with Western National Bank (the "Rig Loan"). The Rig Loan was entered into in December 2008. At December 31, 2008, the borrowing base was $4.0 million, all of which was outstanding at a weighted average interest rate of 4.25%. The Rig Loan is secured by a first-priority security interest in our subsidiaries' drilling rigs. The Rig Loan bears interest at Prime Rate (as published in The Wall Street Journal) plus 1.00%. Under the rig loan, we are required to pay interest monthly. In addition, the borrowing base declines by $83,333 per month, and may require a cash payment of the same if the line of credit is funded above the borrowing base after this monthly reduction.

The Rig Loan also contains certain restrictive covenants, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in credit agreements. The Rig Loan agreements require our subsidiary to meet a maximum debt service coverage ratio of 1.50 to 1.00, a minimum current assets to current liabilities ratio of 3.00 to 1.00, a minimum tangible net worth of $8,500,000 and a maximum debt to tangible net worth ratio of 1.00 to 1.00. The ratios are calculated on a quarterly basis. We were in compliance with all such covenants at December 31, 2008. The agreements also contain customary events of default. We have classified the outstanding balance due under this note as current, as a result of the covenant violation under our SCA and TLA, due to a cross-default provision. The lender has the right to increase the interest rate and/or accelerate the payment schedule due to the default.

Preferred Stock Issuances: In November 2007, we issued 55,000 shares of Series C preferred stock in a private placement raising approximately $52.8 million net of expenses. In February 2008, we issued 20,000 shares of Series E preferred stock in a private placement raising approximately $17.8 million net of expenses, and the buyers of the Series C preferred stock exchanged their 55,000 issued and outstanding shares of our Series C preferred stock for 55,000 shares of Series D preferred stock. The Series D preferred stock provides for the same terms as the Series C. The Series D preferred stock pays dividends at a rate of 6.5% per annum and the Series E preferred stock pays dividends at a rate of 6% per annum. In general, the Series D preferred stock is convertible into common stock at a conversion price of $14.48 per share and the Series E preferred stock is convertible into common stock at a conversion price of $17.76 per share. Upon occurrence of certain specified events, the holders of the Series D preferred stock and Series E preferred stock have the right to request redemption of their preferred stock, the redemption price of which is, in general, an amount equal to the product of (a) 115% and (b) the sum of such shares' stated value, accrued and unpaid dividends, and any make-whole amounts related to preferred stock dividends. However, our obligation to pay the redemption price of any preferred stock requested to be redeemed is suspended until the earlier of (a) October 31, 2012 or (b) the date that all of our obligations under the bank credit facilities have been satisfied.

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

With each issuance of convertible preferred stock, we concurrently entered into call spread options related to those shares that may offset the dilution to common shares caused by a conversion at a time when the market price of the common shares is greater than the conversion price and less than or equal to the sold option price per share. Each call spread is a combination of a bought and a sold call option. For more information, see the discussion under the heading "SELLING STOCKHOLDERS' -- Private Placement and Share Exchange -- Call Spread Transactions" in the Company's 424B3 Prospectus filed with the SEC on August 4, 2008, File No. 333-150107.

In October 2008, holders of 12,000 shares of TXCO Series D Preferred Stock, with an aggregate stated value of $12.0 million and a conversion price of $14.48, converted those shares into a total of approximately 829,000 shares of TXCO's common stock. An additional 231,000 shares of TXCO common stock were issued for the make-whole provision related to preferred dividends.

Subsequent to year end, holders of 5,000 shares of TXCO Series D Preferred Stock (with a conversion price of $14.48) and 5,000 shares of TXCO Series E Preferred Stock (with a conversion price of $17.36), with an aggregate stated value of $10.0 million, converted those shares into a total of approximately 633,300 shares of TXCO's common stock. An additional 836,600 shares of TXCO common stock were issued for the make-whole provision related to preferred dividends.

In February 2009, it was determined that TXCO has violated the Current Ratio covenant under its bank credit facilities. Under the terms of our Certificates of Designations, the above default results in the holders of the Series D and Series E Preferred Stock having a right to demand that we redeem the preferred stock at the premium redemption price set forth in the Certificates of Designation. However, under the terms of such Certificates of Designations, our obligation to pay the redemption price of any preferred stock demanded to be redeemed is suspended until the earlier of (a) October 31, 2012 or (b) the date that all of our obligations under the bank credit facilities have been satisfied. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month in respect of each unredeemed preferred share until paid in full. On March 9, 2009, a holder of preferred stock demanded redemption of 34,409 shares of Series D Convertible Preferred Stock and 15,000 shares of Series E Convertible Preferred Stock.

Generally, holders of our convertible preferred stock are entitled to receive dividends, payable quarterly, at the rate of 6.5% and 6.0% per annum for Series D and Series E, respectively. In connection with our breach of the current ratio covenant in our bank credit facilities, the dividend rate is increased to 12% per annum for both the Series D and Series E preferred stock until such time as the breach of the current ratio covenant is cured. Our convertible preferred stock is described more fully in Note G to the consolidated financial statements

2009 Capital Requirements Outlook

Overall: We have significantly curtailed our planned drilling operations in light of the recent decline in oil and natural gas prices and our liquidity constraints. Should product prices weaken further, or expected new oil and natural gas production levels not be attained, the resulting reduction in projected revenues would cause us to re-evaluate our working capital options and would adversely affect our ability to carry out our current operating plans.

We established an initial 2009 capital budget with a range of $25 million to $40 million, targeting 18 to 20 gross wells, as well as certain leasehold acquisitions, dependent upon whether our working capital is adequate to fund these plans. Funding for our CAPEX program will likely come from working capital and any asset sales.

Our capital budget may be revised, based on liquidity constraints, drilling plan changes by partners, vendor relations, rig availability, drilling results, operational developments, unanticipated transaction opportunities, market conditions or commodity price fluctuations. Other companies will operate some of these wells and, therefore, we do not have direct control over when they will be drilled or what final costs will actually be incurred. The following table details typical gross well costs budgeted for 2009 wells:

	Typical Gross Well Costs
( In thousands)	Dry Hole	Completed
Glen Rose oil porosity zone horizontal well	$1,300	$1,500
Georgetown horizontal oil well	750	1,000
Eagle Ford horizontal natural gas well	1,500	3,500
Pearsall horizontal natural gas well	2,200	5,000

Sources and Uses of Cash

Net cash provided by operating activities increased over the three-year period presented from $24.7 million in 2006 to $100.6 million in 2008. The 2007 figure included a $16.7 million year-end accrual for property acquisition costs related to a transaction with a December 1, 2007, effective date. The following table illustrates the impact of certain items on cash provided by operating activities and how, on an adjusted basis, the respective periods compare. We use the "adjusted cash provided by operating activities" measure, which is a non-GAAP financial measure, in our internal analysis and review of our operational performance. We believe that this non-GAAP measure provides management, our lenders and investors with useful information in comparing our performance over different periods, particularly when comparing one of these periods to a period in which we did not incur significant acquisition costs. By using this non-GAAP measure we believe management, our lenders and investors get a better picture of the performance of our underlying business. However, investors should consider this adjusted non-GAAP measure in addition to, not as a substitute for or as superior to, financial reporting measures prepared in accordance with GAAP

Adjusted Cash Provided by Operating Activities
For the Years Ended December 31,
(In thousands)	2008	2007	2006
Net cash provided by operating activities	$100,561	$69,392	$24,724
Adjustments:
Accrued property acquisition cost	-	(16,650)	-
Federal income tax, current & deferred	2,668	843	2,661
Adjusted cash provided by operating activities	$103,229	$53,585	$27,385
Change from prior year	+49,644	+26,200	+7,282
% Change from prior year	+92.6%	+95.7%	+36.2%

The following tables set forth the Company's cash sources, and uses of cash, during the three years presented. "Adjusted cash provided" and "cash utilized" are non-GAAP measures. We believe that the presentation of non-GAAP financial measures in the form of "adjusted cash provided" and "cash utilized" provides important supplemental information to management, our lenders and investors regarding the sources of liquidity and uses of cash by the Company during the respective fiscal period. Our management uses these non-GAAP financial measures when evaluating the Company's liquidity and funds available to meet future debt services, capital expenditures and working capital requirements. The Company has chosen to provide this information to investors so they can analyze the Company's liquidity and financial condition in the same way that management does and use this information in their assessment of the valuation of the Company. However, investors should consider these measures in addition to, not as a substitute for or as superior to, financial reporting measures prepared in accordance with GAAP.

Total adjusted cash provided from all sources, listed in the following table, includes funds from private placements of the Company's common stock in 2006, preferred stock in 2007 and 2008.

Adjusted Cash Provided
For the Years Ended December 31,
(In thousands)	2008	2007	2006
Beginning cash reserves	$9,831	$3,882	$6,083
Net cash provided by operating activities	100,561	69,392	24,724
Internally generated funds	110,392	73,274	30,807
Proceeds from sale of assets	7,383	6,001	23
Issuance of common and/or preferred stock, net of expenses	32,266	53,120	30,565
Proceeds from sale of upper call option	9,357	17,852	-
Proceeds from bank credit facilities	75,700	168,500	13,450
Proceeds from installment obligations	717	710	494
Total other sources of cash	125,423	246,183	44,532
Adjusted Cash Provided, from all sources	$235,815	$319,457	$75,339
Change from prior year	-83,642	+244,118	-30,313
% Change from prior year	-26.2%	+324.0%	-28.7%

We applied these funds as indicated in the following table:

Uses of Cash
For the Years Ended December 31,
(In thousands)	2008	2007	2006
Drilling and completion costs, 3-D seismic, and leasehold acquisitions	$181,565	$117,311	$52,927
Purchase of subsidiary	-	95,994	-
Other property and equipment	3,164	3,105	6,941
Subtotal	184,729	216,410	59,868
Debt principal payments, excluding interest	22,299	71,428	11,589
Purchase of lower call option	11,617	21,569	-
Purchase of treasury shares	561	219	-
Payment of preferred stock dividends in cash	4,262	-	-
Cash Utilized	$223,468	$309,626	$71,457

Borrowings on the bank credit facilities were used to purchase Output Exploration, LLC in 2007. Proceeds from the sale of preferred stock, in 2007 and 2008, were used to pay down debt and to provide additional liquidity in order to complement funding of 2008 CAPEX.

Working Capital and Current Ratio Calculations
For the Years Ended December 31,
(In thousands, except ratios)	2008	2007	2006
Current assets	$44,849	$35,746	$18,369
Less: Current liabilities, before reclassifications due to covenant violation	81,879	59,658	16,095
Net working capital (deficit), before reclassifications due to covenant violation	(37,030)	$(23,912)	$2,274
Current ratio, before reclassifications due to covenant violation	0.55	0.60	1.14

Current liabilities, after reclassifications due to covenant violation	301,788	59,658	16,095
Net working capital (deficit), after reclassifications due to covenant violation	(256,939)	$(23,912)	$2,274
Current ratio, after reclassifications due to covenant violation	0.15	0.60	1.14

2006 through 2007 Sales and Acquisitions:  Please see the discussion regarding the acquisitions and sales included in the Overview section of this MD&A.

See "Item 1A. Risk Factors" for disclosures regarding risks related to our liquidity issues.

RESULTS OF OPERATIONS

The following table highlights the percentage change from the preceding year for selected items that are significant in our industry. For full information see the Consolidated Statements of Operations in our Audited Consolidated Financial Statements and the Sales Volumes discussion.

	2008 vs.	2007 vs.	2006 vs.
Percentage Change in Selected Income Statement Items:	2007	2006	2005
Oil and natural gas revenues	+56.0	+44.6	+46.7
Gas gathering revenues	+18.4	-24.6	-44.2
Gas gathering expenses	+10.2	-18.4	-42.6
Lease operations expense	+34.3	+94.6	+12.0
Impairment & abandonments	+602.6	+15.1	+22.4
Depreciation, depletion & amortization	+44.8	+51.9	+89.3
Net income	+339.0	-81.5	-47.3
Income available to common stockholders	n/m	-87.0	-47.3
Basic income per common share	n/m	-87.0	-52.1

	2008 vs.	2007 vs.	2006 vs.
Percentage Change in Selected Operating Items:	2007	2006	2005
Oil sales volumes	+16.2	+23.1	+99.2
Gas sales volumes	+14.0	+92.5	-50.3
Combined sales volumes	+15.6	+36.2	+27.1
Net residue and NGL sales volumes	+8.0	-26.6	-39.1
Oil average sales price per Bbl, excluding hedging impact	+37.0	+13.7	+15.4
Gas average sales price per mcf, excluding hedging impact	+32.4	+1.2	-6.2
Residue & NGL sales price per mmBtu	+15.2	+2.7	-11.5
n/m - The percentage change is not meaningful since moved from an income to a loss between these periods.

The following table provides further detail on our natural gas gathering operations:

Gas Gathering Results: ($ in thousands)	2008	2007	2006
Revenues:
Residue gas sales	$10,174	$8,182	$13,039
Natural gas liquids sales	3,232	2,898	2,053
Transportation and other revenue	749	878	761
Total gas gathering revenues	14,155	11,958	15,853
Expense:
Third-party natural gas purchases	13,394	11,945	15,223
Transportation and marketing expenses	59	228	89
Direct operating costs	1,162	1,084	943
Total gas gathering operations expense	14,615	13,257	16,255
Gross margin	$(460)	$(1,299)	$ (402)

2008 Compared to 2007

Revenues

The 56.0% increase in oil and natural gas revenue is primarily due to the inclusion of a full year of Output revenues, along with higher average realized prices for crude oil and natural gas, as well as higher volumes for both products. Sales volumes increased 15.6% on an equivalent unit basis. Natural gas sales volumes were up 14.0% due to inclusion of Output volumes for the full period, as well as increased volumes in the Pearsall play, partially offset by reductions reflecting normal maturing natural gas well decline curves and the sale of 15 non-core properties with approximately 1.3 mmcfed of production during the third quarter. Oil sales volumes increased 16.2% primarily due to Glen Rose Porosity wells put on production during 2008. Excluding the impact of hedging, average realized sales prices for natural gas were up 32.4%, while those for crude oil were up 37.0%. Derivative losses on hedges reduced revenues by $6.0 million for the period, compared with $3.0 million for the prior year.

On an equivalent-unit basis, average sales prices were up 36.4%. Higher average realized sales prices had a $35.5 million positive impact on revenues in 2008. Increased sales volumes had a $13.4 million positive impact on revenues for the year. Commodity prices have been, and continue to be, volatile. During 2008, realized natural gas prices ranged from a high of $11.81 per mcf in June to a low of $4.41 per mcf in November, while realized crude oil prices ranged from a high of $140.18 in July to a low of $33.68 in December.

Lease Operations

The 34.3% increase reflects the inclusion of Output costs for the full year and costs related to 46.15 net oil wells and 3.42 net natural gas wells placed on production during 2008, and increased costs due to greater demand for third-party services in the field, partially offset by elimination of costs for properties sold during fourth quarter 2007 and third quarter 2008, and reduced costs on properties for which we assumed operation. The increase reflects the incremental direct costs of operating the new wells, including the usual costs such as pumper, electricity, water disposal, and other direct overhead charges. Operating expense per mcfe increased $0.42 to $2.75.

Exploration Expenses

The 131.1% increase primarily reflects dry hole costs and delay rental payments on certain leased properties.

Gas Gathering

The 18.4% increase in gas gathering revenues (and 10.2% increase in related expenses) reflects higher realized prices and higher sales volumes. See the "Gas Gathering Results" table above.

Impairment

We periodically, at least annually, assess our producing and non-producing properties for impairment. The increase in impairment expense primarily reflects impairment related to our oil sands projects ($11.3 million) and increased impairment recognized on oil and natural gas properties ($3.0 million) due to currently projected lower product prices.

Depreciation, Depletion and Amortization

The 44.8% increase is due to the inclusion of Output costs for the full year and higher finding costs, depletion rates and costs related to new wells placed on production over the last year.

General and Administrative

The $1.7 million increase was primarily due to higher non-cash stock compensation expense and proxy contest expenses, offset in part by reduction in costs related to acquisitions. G&A expense as a percentage of revenue decreased to 9.6%, from 12.9% for the prior year, primarily due to higher commodity sales prices. The higher level of absolute-dollar costs also reflects our higher sustained level of operations and a full year of costs from the Output acquisition.

($ in thousands)	2008	2007	$ change	% change
Non-cash, stock compensation expense	$3,626	$1,799	+1,827	+101.6
Non-cash, value of ORRI on acquired properties	237	1,025	-788	-76.9
Costs related to assimilating Output acquisition	-	525	-525	-100.0
Other G&A expense	9,925	8,709	+1,216	+14.0
Total G&A expense	$13,788	$12,058	+1,730	+14.3

Costs are expected to decline somewhat in 2009 due to a reduction in workforce of approximately 20% in late December 2008.

Interest Expense

The decrease in interest expense reflects lower interest rates, partially offset by higher average balances, on our credit facility.

Loss on Sale of Assets

The loss recorded in 2008 reflects the sale of 15 non-core properties in South Texas for less than the associated book value.

Income Tax Expense

Our effective tax rate was 31.2%, which is less than the statutory rate due primarily to the tax benefit received on the exercise of stock options during first-quarter 2008. In the prior year we recorded a tax benefit of 169.5% due to statutory tax depletion and similar items.

Net Loss / Earnings Per Share

We reported a net loss available to common stockholders of $0.5 million, $(0.01) per basic and diluted share, compared to net income of $0.9 million, $0.03 per basic and diluted share for the prior year.

2007 Compared to 2006

Revenues

Total revenues increased by $21.5 million. Natural gas sales volumes increased by 1.021 bcf while oil sales volumes increased by 182,969 BO, resulting in a combined increase of 2.1 bcfe or 353,130 BOE. Average daily net natural gas sales were 5.8 mmcf, a 92.5 % increase. The increase in natural gas sales volumes was primarily due to the acquisition of Output, partially offset by normal declines experienced in maturing natural gas wells. Average daily net oil production rates were 2,670 BO, a 23.2% increase. The increase in oil sales volumes reflects higher Glen Rose Porosity production.

On an equivalent-unit basis, prices averaged 8.3% higher. Crude oil prices averaged 13.7% higher while natural gas prices were up 1.2%. Higher average realized sales prices had an $8.5 million positive impact on revenues in 2007. Increased sales volumes had an $18.8 million positive impact on revenues for the year. Commodity prices have been, and continue to be, volatile. During 2007, realized natural gas prices ranged from a high of $8.85 per mcf in October to a low of $6.20 per mcf in January, while realized crude oil prices ranged from a high of $93.17 in November to a low of $51.75 in January.

Lease Operations

Lease operating expense increased $6.9 million, or 94.6%. This increase was primarily due to the Output acquisition and the addition of 40 new oil wells and seven new natural gas wells during 2007. The increase reflects the incremental direct costs of operating the new wells, including the usual costs such as pumper, electricity, water disposal, and other direct overhead charges. Operating expense per mcfe increased $0.66 to $2.33.

Gas Gathering

Gas gathering revenues decreased 24.6%, while related operating expenses decreased 18.4%. These decreases are consistent with the decreased natural gas throughput for the gathering system compared to the prior period. See the "Gas Gathering Results" table above.

Impairment

Pursuant to the successful efforts method of accounting for mineral properties, we periodically assess our producing and non-producing properties for impairment. Impairment and abandonments increased by 15.1% due to recognizing the impairment on certain oil and natural gas properties.

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

($ in thousands)	2007	2006	$ change	% change
Non-cash, stock compensation expense	$1,799	$1,207	+592	49.0
Non-cash, value of ORRI	1,025	-	+1,025	n/m
Costs related to assimilating Output acquisition	525	-	+525	n/m
Other G&A expense	8,709	6,091	+2,618	43.0
Total G&A expense	$12,058	$7,298	+4,760	65.2
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

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The following is a summary of our future payments on obligations as of December 31, 2008.

	Payments Due by Period
	Less than	1-3	3-5	More than
Contractual Obligations (in thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt (1)	$154,000	$-	$-	$-	$154,000
Operating lease obligations (2)	959	1,760	1,370	155	4,244
Notes payable	559	-	-	-	559
Total Contractual Cash Obligations	$155,518	$1,760	$1,370	$155	$158,803

(1) excluding interest. Because of our financial covenant default under our bank credit facilities, our lenders have the right to declare these amounts to be immediately due and payable.  In addition, because of the financial covenant default under our bank credit facilities, the holders of our Series D Preferred Stock and Series E Preferred Stock have the right to request us to redeem their preferred stock, the redemption price of which is, in general, an amount equal to the product of (a) 115% and (b) the sum of such preferred shares' stated value, accrued and unpaid dividends, and any make-whole amounts related to preferred stock dividends.  However, our obligation to pay the redemption price of any preferred stock requested to be redeemed is suspended until the earlier of (a) October 31, 2012 or (b) the date that all of our obligations under the bank credit facilities have been satisfied.  Because of the financial covenant default, all of our outstanding long-term debt and all of our outstanding preferred stock, at its stated value of $1,000 per share (after the January 2009 conversions), has been reclassified as a current liability on our Consolidated Balance Sheet at December 31, 2008 included in our Consolidated Financial Statements included elsewhere herein.  The foregoing table does not reflect this redemption obligation. See "Liquidity and Capital Resources" above for more information about our bank credit facilities and preferred stock.

(2) excludes contingent payments of up to $27 million that would become due in early 2010 if drilling of the required Phase II wells under both farm-out agreements is not completed

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note A to the Audited Consolidated Financial Statements. Certain of these policies are of particular importance to the portrayal of our financial position and results of operations, and require the application of significant judgment by management. We analyze our estimates, including those related to reserves, depletion and impairment of oil and natural gas properties, and the ultimate utilization of the deferred tax asset, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Successful Efforts Method of Accounting

We account for our natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells, costs to acquire mineral interests and 3-D seismic costs are capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses including 2-D seismic costs and delay rentals for oil and natural gas leases, are charged to expense as incurred.

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

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from drilling can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and ultimately deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment or recompletion of the wells at later dates. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of oil and natural gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on operational results reported when we are entering a new exploratory area in hopes of finding an oil and natural gas field that will be the focus of future development. The initial exploratory wells may be unsuccessful and will be expensed.

Revenue Recognition

We recognize oil and natural gas revenue from our interest in producing wells as the oil and natural gas is sold to third parties. Gas gathering operations revenues are recognized upon delivery of the product to third parties.

Reserve Estimates

Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows depend upon a number of variable factors and assumptions, all of which may in fact vary considerably from actual results. These factors and assumptions include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues and expenditures, with respect to our reserves, will likely vary from estimates and such variances may be material. We contract with independent engineering firms to provide reserve estimates for reporting purposes.

Impairment of Oil and Natural Gas Properties

We review our oil and natural gas properties for impairment at least annually and whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and natural gas properties. We have recognized impairments in both the current and prior years and there can be no assurance that impairments will not be required in the future.

Income Taxes

Significant management judgment is required to determine the provisions for income taxes and determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable.

Additionally, despite our belief that our tax return positions are consistent with applicable tax law, we believe that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We adopted FIN 48 effective on January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 prescribes how a company should recognize, measure, present and disclose any uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized after its effective date.

Commodity Hedging Contracts

All of our price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. In prior years, we had elected to account for certain of our derivative contracts as investments as set out under SFAS No. 133. Therefore, the changes in fair value in those contracts were recorded immediately as unrealized gains or losses on the Consolidated Statements of Operations. The change in fair value for the effective portion of contracts designated as cash flow hedges is recognized as Other Comprehensive Income (Loss) as a component in the Stockholders' Equity section of the Consolidated Balance Sheets.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective January 1, 2008, and its adoption did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008, but did not elect to apply the fair value option to eligible assets and liabilities during the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have non-controlling interests in any of our subsidiaries.

In March 2008, the FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us is the interim period ending March 31, 2009. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that we are intending to manage. We are currently assessing and evaluating the new disclosure requirements for our derivative instruments.

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, which for us is the interim period ending March 31, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. We do not expect FSP FAS 142-3 to have a material effect on our consolidated financial statements.

In December 2008, the SEC published a Final Rule, "Modernization of Oil and Gas Reporting". The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations.

The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We have not yet determined the impact of this Final Rule on our disclosures, financial position or results of operations, which will vary depending on changes in commodity prices.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk: Our major market-risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Prices have fluctuated significantly over the last five years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. We enter into financial price hedges from time to time covering a portion of our monthly volumes. The amount and timing are generally determined by requirements under our credit facilities. Our current hedges are described in the table below. A 10% fluctuation in the price received for oil and gas production would have an approximate $8.2 million impact on our annual revenues based on 2008 sales volumes.

Derivative Contracts at Year End:
Transaction Date	Trans- action Type	Beginning	Ending	Average Floor Price Per Unit	Average Ceiling Price Per Unit	Volumes Per Month
Crude Oil -Bbl (1):
08/07-08/08	Collars	01/01/2008	12/31/2008	$75.35	$97.09	35,500
08/07-08/08	Collars	01/01/2009	12/31/2009	$71.40	$87.41	20,700
08/07-08/08	Collars	01/01/2010	06/30/2010	$68.33	$80.77	15,000
12/07-04/08 (3)	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200
04/08 (3)	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500
Natural Gas -mmBtu (2):
08/07-08/08	Collars	01/01/2008	12/31/2008	$6.61	$10.45	105,500
08/07-08/08	Collars	01/01/2009	12/31/2009	$6.60	$11.64	86,500
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000
12/07-04/08 (3)	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500
04/08 (3)	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000

(1)  These crude oil hedges were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.
(2)  These natural gas hedges were entered into on an mmBtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.
See the next page for footnote (3) for this table.

(3)  A portion of our 2010 and 2011 commodity collars were closed for cash during January 2009 and replaced with new 50% participation swaps, which allow a floor price on the full notional volume and a cap at the same price on one-half of the notional volume. The changes are shown below:

Transaction Date	Trans- action Type	Beginning	Ending	Average Floor Price Per Unit	Average Ceiling Price Per Unit	Volumes Per Month

CLOSED POSITIONS: Crude Oil -Bbl:

08/07-08/08	Collars	01/01/2010	06/30/2010	$68.33	$79.95	9,000
12/07-04/08	Collars	07/01/2010	12/31/2010	$90.00	$124.50	700
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500
Natural Gas -mmBtu:
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.93	$11.56	14,000

NEW PARTICIPATION SWAPS: Crude Oil -Bbl:
01/09	Swaps	01/01/2010	06/30/2010	$49.75	8,000
01/09	Swaps	07/01/2010	12/31/2010	$51.40	14,000
01/09	Swaps	01/01/2011	06/30/2011	$52.25	2,000
01/09	Swaps	07/01/2011	12/31/2011	$53.50	12,000
Natural Gas -mmBtu:
01/09	Swaps	01/01/2010	06/30/2010	$5.51	53,000

Call Spread Transactions: In connection with the offer and sale of each series of the preferred stock, we entered into convertible preferred stock hedge transactions, or "call spread" transactions, with one of the buyers of the stock (the "Counterparty"). These transactions are intended to reduce the potential dilution upon conversion of the preferred stock, if the market value per share of our common stock at the time of exercise is greater than approximately 120% of the issue price (which corresponds to the initial conversion price of the related convertible preferred stock). These transactions include a purchased call option and a sold call option. The purchased call options cover approximately the same number of shares of our common stock, par value $0.01 per share, which, under most circumstances, represents the maximum number of shares of common stock underlying the preferred stock. The sold call options have an exercise price of 150% of the issue price and are expected to result in some dilution should the price of our common stock exceed this exercise price.

Interest Rate Risk: We have borrowed funds under our bank credit facilities with the Bank of Montreal, as agent, with interest based on LIBOR rates plus an applicable margin. At March 13, 2009, we had $50.0 million in total borrowings under the Facilities, with an average interest rate of 4.00%. At our current borrowing level, an annualized 10% fluctuation in interest charged on the floating rate balance at March 13, 2009, would have $0.5 million impact on our annual net income, before taxes.

Financial Instruments: Our financial instruments consist of cash equivalents and accounts receivable. Our cash equivalents are cash investment funds that are placed with a major financial institution. Substantially all of our accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, we have not experienced any significant credit losses on such receivables.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto are set out in this Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                      CONTROLS AND PROCEDURES

A review and evaluation was performed under the supervision and with the participation of our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO") of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that information is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. During the fourth quarter of 2008, there were no changes in the Company's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There were no material weaknesses identified in the course of the review and evaluation and, therefore, no corrective measures were required.

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

Based on our evaluation under the framework in Internal Control -- Integrated Framework, our management believes that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Akin, Doherty, Klein & Feuge, P.C., an independent registered public accounting firm, as stated in their report that follows.

James E. Sigmon	P. Mark Stark
Chairman, and Chief Executive Officer	Vice President and Chief Financial Officer

Attestation Report Of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

To The Board of Directors And Stockholders of
TXCO Resources Inc. and Subsidiaries
San Antonio, Texas

We have audited TXCO Resources Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, of TXCO Resources Inc. and subsidiaries and our report dated March 13, 2009, expressed an unqualified opinion thereon, with an explanatory paragraph which states we are assuming the Company will continue as a going concern.

/s/ Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas
March 13, 2009

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and nominees, executive officers, compliance with Section 16(a) of the Exchange Act and certain corporate governance matters is included under the captions "Proposal I -- Election of Directors," "Executive Officers" and " Section 16(a) Beneficial Ownership Reporting Compliance, "Corporate Governance," and "Other Matters" in our Proxy Statement for the 2008 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008.

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
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets, December 31, 2008 and December 31, 2007.
Consolidated Statements of Operations, Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Stockholders' Equity, Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows, Years Ended December 31, 2008, 2007 and 2006.
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

(3)	Exhibits:
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 20, 2007, by and among Registrant, Output Acquisition Corp., and Output Exploration, LLC.		8-K	2.1	02/26/2007
2.2	Amendment No. 1 to Agreement and Plan of Merger listed in Exhibit 2.1 above.		8-K	2.2	02/26/2007
3.1	Restated Certificate of Incorporation of Registrant.		10-Q	3.1	08/09/2007
3.2	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Registrant.		8-K	3.1	03/07/2008
3.3	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant.		8-K	3.2	03/07/2008
3.4	Amended and Restated Bylaws of TXCO Resources Inc.		8-K	3.1	08/18/2008
4.1	Specimen common stock certificate.		S-1	4.1	04/28/2006
4.2	Registration Rights Agreement, dated November 20, 2007, among Registrant and the parties listed therein.		8-K/A	4.1	12/03/2007
4.3	Rights Agreement, dated June 29, 2000, between Registrant and Fleet National Bank.		8-K	4.1	07/07/2000
4.4	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated November 1, 2007, between Registrant and American Stock Transfer and Trust Company.		8-K/A	4.2	12/03/2007
4.5	Amendment No. 2 to Rights Agreement, between Registrant and American Stock Transfer and Trust Company.		8-K/A	4.3	12/03/2007
4.6	Registration Rights Agreement, dated March 4, 2008, among Registrant and the parties listed therein.		8-K	4.1	03/07/2008
4.7	Amendment No. 3 to Rights Agreement, between Registrant and American Stock Transfer and Trust Company.		8-K	4.2	03/07/2008
4.8	Upper Call Option Transaction, dated February 28, 2008, between Registrant and the investor named therein.		8-K	10.2	02/29/2008
4.9	Lower Call Option Transaction, dated February 28, 2008, between Registrant and the investor named therein.		8-K	10.3	02/29/2008
4.10	Upper Call Option Transaction, dated April 4, 2008, between Registrant and the investor named therein.		8-K	10.2	04/07/2008
4.11	Lower Call Option Transaction, dated April 4, 2008, between Registrant and the investor named therein.		8-K	10.3	04/07/2008
10.1*	Employment Agreement between Registrant and James E. Sigmon, dated October 1, 1984.		10-K	10.1	11/27/1985
10.2*	1995 Flexible Incentive Plan		Def14A	A	04/28/1995
10.3*	Amendment to the 1995 Flexible Incentive Plan.		Def14A	Proposal II	02/02/1999
10.4*	Amendment to the 1995 Flexible Incentive Plan.		Def14A	Proposal IV	04/16/2001
10.5*	Amendment to the 1995 Flexible Incentive Plan.		Def14A	Proposal III	04/25/2003
10.6*	Form of Amended and Restated Change of Control Letter Agreement.		8-K	10.1	12/17/2004
10.7*	Form of Restricted Stock Award.		10-Q	10.1	05/10/2006
10.8	Registration Rights Agreement, dated April 4, 2006, between Registrant and several investors named therein.		8-K	10.2	04/05/2006

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.9	Amended and Restated Credit Agreement, dated April 2, 2007, among Registrant, as Borrower, Output Acquisition Corp., as a Guarantor, the other Guarantors described therein, Bank of Montreal, as Lender and Administrative Agent for the Lenders, the other Lenders party thereto, and BMO Capital Markets Corp., as Arranger.		8-K	10.1	04/05/2007
10.10	First Amendment to the Amended and Restated Credit Agreement, dated July 25, 2007, among the same parties listed in Exhibit 10.22 above.		8-K	10.2	07/27/2007
10.11	Amended and Restated Term Loan Agreement, dated July 25, 2007, among the same parties listed in Exhibit 10.22 above.		8-K	10.1	07/27/2007
10.12	Senior Secured Second Lien Term Loan Facility $20,000,000 Increased Facility Amount Supplemental Commitment Letter, among the same parties listed in Exhibit 10.22 above.		8-K	10.1	07/25/2007
10.13	Securities Purchase Agreement, dated November 20, 2007, among Registrant and the parties listed therein.		8-K/A	10.1	12/03/2007
10.14	Upper Call Option Transaction, dated November 20, 2007, between Registrant and the investor named therein.		8-K	10.2	11/21/2007
10.15	Lower Call Option Transaction, dated November 20, 2007, between Registrant and the investor named therein.		8-K	10.3	11/21/2007
10.16	Supplemental fee letter dated January 14, 2008, among Registrant, BMO Capital Markets and Bank of Montreal, et al.		10-Q	10.1	05/12/2008
10.17	Securities Purchase Agreement dated February 28, 2008, by and among Registrant and the parties listed therein.		8-K	10.1	02/29/2008
10.18	Settlement Agreement, dated March 15, 2008, among the Registrant, Third Point, Daniel S. Loeb, and the other parties named therein.		8-K	10.1	03/19/2008
10.19	Form of Restricted Stock Award Agreement, dated March 18, 2008, for Messrs. Jacob Roorda and Anthony Tripodo.		8-K	10.2	03/19/2008
10.20*	TXCO's 2005 Stock Incentive Plan, as amended and restated.		8-K	10.1	06/04/2008
10.21	TXCO's Overriding Royalty Purchase Plan.		8-K	10.2	06/04/2008
10.22*	Amended and Restated Change in Control Letter Agreement for Gary Grinsfelder.		S-3/A3	10.1	07/29/2008
10.23*	Form of Stock Option Award under TXCO's 2005 Stock Incentive Plan.	X
21	Subsidiaries of the Registrant at December 31, 2008	X
23.1	Consent of Akin, Doherty, Klein & Feuge, P.C.	X
23.2	Consent of DeGolyer and MacNaughton	X
23.3	Consent of Cobb & Associates	X
31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1+	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002.	X
32.2+	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002.	X
*	Management contract or compensatory plan or arrangement.
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

TXCO RESOURCES INC.
Registrant

March 16, 2009	By: /s/ James E. Sigmon
James E. Sigmon, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James E. Sigmon	Chief Executive Officer and	March 16, 2009
James E. Sigmon	Chairman of the Board
(Principal Executive Officer)

/s/ Alan L. Edgar	Director	March 16, 2009
Alan L. Edgar

/s/ Dennis B. Fitzpatrick	Director	March 16, 2009
Dennis B. Fitzpatrick

/s/ Jon Michael Muckleroy	Director	March 16, 2009
J. Michael Muckleroy

/s/ Michael J. Pint	Director	March 16, 2009
Michael J. Pint

/s/ Jacob Roorda	Director	March 16, 2009
Jacob Roorda

/s/ Anthony Tripodo	Director	March 16, 2009
Anthony Tripodo

/s/ P. Mark Stark	Chief Financial Officer	March 16, 2009
P. Mark Stark	Vice-President-Finance
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TXCO Resources Inc. and Subsidiaries
San Antonio, Texas

We have audited the consolidated balance sheets of TXCO Resources Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TXCO Resources Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has a working capital deficiency, was not in compliance with its current ratio debt covenant under its bank facilities and has violated a provision of the certificate of designation of their Series D and Series E Convertible Preferred Stock, all of which raise substantial doubt about its ability to continue as a going concern.   Management's plans concerning these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation and in 2007 the Company changed its method for accounting for income taxes.

Our audits referred to above included audits of the financial statement schedule listed under Item 15. In our opinion, this financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TXCO Resources Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas
March 13, 2009

TXCO RESOURCES INC. Consolidated Balance Sheets

	December 31
(in thousands)	2008	2007
Assets

Current Assets
Cash and equivalents	$12,236	$9,831
Accounts receivable:
Joint interest owners	13,833	4,167
Oil and natural gas sales	6,808	13,785
Federal income tax	-	4,974
Derivative settlements	1,586	-
Accrued derivative asset	5,916	-
Prepaid expenses and other	4,470	2,989
Total Current Assets	44,849	35,746

Property and Equipment, net - successful efforts method of accounting for oil and natural gas properties	433,126	314,941

Other Assets
Deferred financing fees	2,950	2,613
Other assets	1,143	1,307
Accrued derivative asset	4,782	-
Total Other Assets	8,875	3,920

Total Assets	$486,850	$354,607

See notes to audited consolidated financial statements.

TXCO RESOURCES INC. Consolidated Balance Sheets

	December 31
(in thousands, except shares and per share amounts)	2008	2007
Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable, trade	$49,661	$11,345
Other payables and accrued liabilities	25,114	39,916
Undistributed revenue	3,262	2,401
Notes payable	1,518	399
Bank debt	153,000	-
Redeemable preferred stock	66,909	-
Derivative settlements payable	-	475
Preferred dividends payable	-	397
Accrued derivative obligation	2,324	4,725
Total Current Liabilities	301,788	59,658

Long-Term Liabilities
Long-term debt, net of current portion	-	100,000
Deferred income taxes	19,602	12,007
Accrued derivative obligation	1,162	3,993
Asset retirement obligation	8,569	4,233
Total Long-Term Liabilities	29,333	120,233

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock; authorized 10,000,000 shares; Series A & B, -0- shares issued and outstanding; Series C, -0- and 55,000 shares issued and outstanding; Series D, 56,909 and -0- shares issued and outstanding; Series E, 20,000 and -0- shares issued and outstanding	-	1
Common stock, par value $0.01 per share; authorized 100,000,000 shares, issued 37,420,953 and 34,269,038 shares, and outstanding 37,254,100 and 34,150,619	374	343
Additional paid-in capital	148,534	177,030
Retained earnings	3,088	3,561
Accumulated other comprehensive income (loss), net of tax	4,759	(5,754)
Less treasury stock, at cost, 166,853 shares and 118,419 shares	(1,026)	(465)
Total Stockholders' Equity	155,729	174,716

Total Liabilities and Stockholders' Equity	$486,850	$354,607

See notes to audited consolidated financial statements.

	TXCO RESOURCES INC. Consolidated Statements of Operations

		Years Ended December 31
	(in thousands, except earnings per share data)	2008	2007	2006
	Revenues
	Oil and natural gas sales	$127,551	$81,753	$56,520
	Gas gathering operations	14,155	11,958	15,853
	Other operating income	2,030	195	45
	Total Revenues	143,736	93,906	72,418

	Costs and Expenses
	Lease operations	18,939	14,105	7,248
	Drilling operations	1,058	-	-
	Production taxes	6,572	4,672	2,551
	Exploration expenses	2,825	1,222	2,968
	Impairment and abandonments	13,931	1,983	1,722
	Gas gathering operations	14,615	13,257	16,255
	Depreciation, depletion and amortization	52,434	36,202	23,840
	General and administrative	13,788	12,058	7,298
	Total Costs and Expenses	124,162	83,499	61,882

	Income from Operations	19,574	10,407	10,536

	Other Income (Expense)
	Interest expense	(8,997)	(9,686)	(269)
	Interest income	187	329	550
	(Loss) gain on sale of assets	(1,016)	1	(8)
	Loan fee amortization	(1,198)	(554)	(216)
	Derivative mark-to-market gain	-	-	1,995
	Derivative settlements loss	-	-	(2,686)
	Total Other Income (Expense), Net	(11,024)	(9,910)	(634)

	Income before income taxes	8,550	497	9,902
Income tax expense (benefit) --	current	488	(5,301)	1,232
	deferred	2,180	4,458	1,429

	Net Income	5,882	1,340	7,241
	Preferred dividends	6,355	397	-
	Net (Loss) Income Available to Common Stockholders	$(473)	$943	$7,241

	Earnings (Loss) Per Share:
	Basic	$(0.01)	$0.03	$0.23
	Diluted	$(0.01)	$0.03	$0.22

	Weighted average number of common shares outstanding:
	Basic	34,635	33,422	31,916
	Diluted	34,635	34,740	33,247

See notes to audited consolidated financial statements.

TXCO RESOURCES INC. Consolidated Statements of Stockholders' Equity						Accumu-
	Common Stock		Preferred Stock		Addi-tional Paid-in	Retained Earnings (Accumu- lated	lated Other Compre- hensive	Treas-ury
(in thousands)	Shares	$	Shares	$	Capital	Deficit)	Loss	Stock	Total
Balance at December 31, 2005	29,480	$295	-	$-	$89,680	$(4,622)	$(1,826)	$(246)	$83,281
Stock grants	331	3	-	-	(3)	-	-	-	-
Exercise of stock options & warrants	419	4	-	-	793	-	-	-	797
Issuance of common stock - net of expenses of $1,735	3,061	31	-	-	30,431	-	-	-	30,462
Non-cash compensation	-	-	-	-	1,207	-	-	-	1,207
Comprehensive income:
Net income for the year	-	-	-	-	-	7,241	-	-	7,241
Deferred hedge gain - net of $372 in income taxes	-	-	-	-	-	-	664	-	664
Total comprehensive income									7,905
Balance at December 31, 2006	33,291	333	-	-	122,108	2,619	(1,162)	(246)	123,652
Stock grants, net of forfeitures	327	3	-	-	(3)	-	-	-	-
Exercise of stock options & warrants	312	3	-	-	89	-	-	-	92
Issuance of common stock - net of expenses of $19	339	4	-	-	3,978	-	-	-	3,982
Issuance of convertible preferred - net of expenses of $2,223	-	-	55	1	52,777	-	-	-	52,778
Call spread options, net	-	-	-	-	(3,717)	-	-	-	(3,717)
Non-cash stock compensation	-	-	-	-	1,798	-	-	-	1,798
Preferred stock dividends	-	-	-	-	-	(398)	-	-	(398)
Purchase of treasury stock	-	-	-	-	-	-	-	(219)	(219)
Comprehensive income:
Net income for the year	-	-	-	-	-	1,340	-	-	1,340
Deferred hedge loss - net of $2,281 in tax benefit	-	-	-	-	-	-	(4,592)	-	(4,592)
Total comprehensive income									(3,252)
Balance at December 31, 2007	34,269	343	55	1	177,030	3,561	(5,754)	(465)	174,716
Stock grants, net of forfeitures	371	4	-	-	(4)	-	-	-	-
Exercise of stock options & warrants	673	7	-	-	(1,537)	-	-	-	(1,530)
Issuance of common stock	272	2	-	-	3,882	-	-	-	3,884
Issuance of convertible preferred - net of expenses of $1,626	-	-	34	-	32,233	-	-	-	32,233
Conversion of convertible preferred	1,060	10	(12)	-	1,296	-	-	-	1,306
Call spread options, net	-	-	-	-	(2,260)	-	-	-	(2,260)
Non-cash stock compensation	-	-	-	-	3,626	-	-	-	3,626
Reclassification of convertible preferred stock to liabilities	-	-	(67)	(1)	(66,908)	-	-	-	(66,909)
Preferred stock dividends	776	8	-	-	1,176	(6,355)	-	-	(5,171)
Purchase of treasury stock	-	-	-	-	-	-	-	(561)	(561)
Comprehensive income:
Net income for the year	-	-	-	-	-	5,882	-	-	5,882
Deferred hedge gain - net of $5,416 in tax expense	-	-	-	-	-	-	10,513	-	10,513
Total comprehensive income									16,395
Balance at December 31, 2008	37,421	$374	10	$-	$148,534	$3,088	$4,759	$(1,026)	$155,729

See notes to audited consolidated financial statements.

TXCO RESOURCES INC.
Consolidated Statements of Cash Flows	Years Ended December 31
(in thousands)	2008	2007	2006
Operating Activities:
Net income	$5,882	$1,340	$7,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	53,631	36,756	24,056
Impairments, abandonments and dry hole costs	13,931	2,436	1,722
Loss (gain) on sale of assets	1,016	(1)	8
Deferred tax expense	2,180	4,458	1,560
Excess tax benefits from stock-based compensation	(1,453)	-	-
Non-cash compensation expense	3,626	2,824	1,207
Non-cash derivative mark-to market (gain)	-	-	(1,995)
Non-cash change in components of Other Comprehensive Income	-	1,524	806
Changes in operating assets and liabilities:
Receivables	(4,275)	(8,820)	213
Prepaid expenses and other	(2,852)	(6,027)	747
Accounts payable and accrued expenses	23,898	35,590	(2,342)
Current income taxes receivable (payable)	4,977	(688)	(8,499)
Net cash provided by operating activities	100,561	69,392	24,724

Investing Activities:
Development and purchases of oil and natural gas properties	(181,565)	(117,311)	(52,927)
Purchase of subsidiary	-	(95,994)	-
Purchase of other equipment	(3,164)	(3,105)	(6,941)
Proceeds from sale of assets	7,383	6,001	23
Net cash used by investing activities	(177,346)	(210,409)	(59,845)

Financing Activities:
Proceeds from bank credit facility	75,700	168,500	13,450
Payments on bank credit facility	(21,700)	(70,851)	(11,100)
Payments on installment and other obligations	(599)	(577)	(489)
Proceeds from installment and other obligations	717	710	494
Issuance of preferred stock, net of expenses	32,233	52,777	-
Purchase of lower call option	(11,617)	(21,569)	-
Proceeds from sale of upper call option	9,357	17,852	-
Payment of preferred stock dividends	(4,262)	-	-
Proceeds from issuance of common stock, net of expenses	33	145	29,956
Cost of shares retired upon option exercises	(2,414)	-	-
Excess tax benefits from stock-based compensation	1,453	-	-
Proceeds from exercise of stock options	850	198	609
Purchase of treasury shares	(561)	(219)	-
Net cash provided by financing activities	79,190	146,966	32,920

Change in Cash and Equivalents	2,405	5,949	(2,201)
Cash and Equivalents at Beginning of Year	9,831	3,882	6,083
Cash and Equivalents at End of Year	$12,236	$9,831	$3,882

Supplemental Disclosures:
Cash paid for interest	$10,850	$7,855	$213
Cash paid for income taxes	132	415	10,581

See notes to audited consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: TXCO Resources Inc.  ("TXCO" or "Company"), formerly The Exploration Company of Delaware, Inc., is an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties. The Company's primary focus is on developing oil and natural gas reserves on leases located in Texas. The Company also has interests in leases in Oklahoma, Louisiana, South Dakota and North Dakota.

Consolidation: The financial statements include the accounts of the Company and its wholly-owned subsidiaries. The subsidiaries engage in exploration, exploitation, development, production of oil and natural gas prospects, including oil sands, drill oil and natural gas wells for the consolidated group, own and operate a natural gas gathering system and the operation of well drilling and servicing equipment. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition: The Company recognizes oil and natural gas revenue from its interest in producing wells as the oil and natural gas is sold to third parties. Gas gathering operations revenues are recognized upon delivery of the product to third parties.

Reclassifications: Certain amounts for 2007 and 2006, none of which were significant, have been reclassified to conform to the 2008 presentation.

Cash and Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash and equivalents.

Accounts Receivable: Accounts receivable is reported at outstanding principal net of an allowance for doubtful accounts of approximately $27,000 at December 31, 2008, 2007 and 2006. The allowance for doubtful accounts is generally determined based on the Company's historical losses, as well as a review of specific accounts. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible. The Company normally does not charge interest on accounts receivable.

Oil and Natural Gas Properties: The Company uses the successful efforts method of accounting for its oil and natural gas activities. Costs to acquire mineral interests, developmental 3-D seismic costs, development wells, and costs to drill and equip exploratory wells that find proved reserves are capitalized. Costs, net of salvage value, for exploratory wells that do not find proved reserves, geological and geophysical costs, 2-D seismic costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Management considers 3-D seismic shoots over the proved area of an oil or natural gas reservoir as developmental in nature. The Company uses its 3-D seismic database when selecting drilling sites, assessing recompletion opportunities, determining the cause when performance of a producing property is not as expected, as well as qualifying reservoir size and determining probable extensions and/or drainage areas for existing fields. The Company amortizes the cost of its capitalized developmental 3-D seismic shoots over a 60-month period.

Any well not drilled within the proved area of an oil or natural gas reservoir targeting a known productive depth is considered exploratory. Costs for exploratory wells in-progress are capitalized until a determination is made that no proven reserves are likely to be realized from the well's various potential intervals. If the determination is made that no proven reserves are likely to be realized from a target interval, the costs associated with that target interval are expensed. Costs associated with wells having several potential intervals remain capitalized until the determination of proven reserves is made for the final interval. Costs attributed to lower zones may be written off while upper zones remain in-progress due to planned re-completion efforts.

Depreciation, depletion and amortization ("DD&A") of oil and natural gas properties is computed using the unit-of-production method based upon recoverable reserves as determined by the Company's independent reservoir engineers. Depletion of coalbed methane properties begins following the dewatering phase of each coalbed methane project.

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment at least annually or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

For proved oil and natural gas properties, management estimates the expected future cash flows related to the properties, generally on a field basis. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists, and it is measured by the excess of the carrying value over the estimated fair value of the asset. Impairments recognized are permanent and may not be restored. The Company recognized impairments on its proved oil and natural gas properties of $1,609,000 in 2008, $1,578,000 in 2007 and $1,556,000 in 2006.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

For unproved properties, impairment is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the asset. As a result of such assessment, the Company recorded total impairment charges of $13,931,000 in 2008, of which $11,337,000 related to its San Miguel oil sands project and $2,594,000 related to other drilling. Impairments on unproved properties totaled $405,000 in 2007 and $166,000 in 2006.

Other Property and Equipment: Other property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

Income Taxes: The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company is also subject to state income taxes in the states in which it operates.

Earnings (Loss) Per Share: Basic earnings per share ("EPS") is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during each year. The diluted earnings per share calculation is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Any stock option or warrant for which the exercise price exceeds the average market price over the period would have an anti-dilutive effect on earnings per common share and, accordingly, would be excluded from the calculation. In order to determine the potential dilution from convertible preferred stock, the Company utilizes the "if-converted" method. If the written call option were "in-the-money," the Company would use the "reverse treasury stock method" to determine the dilutive impact.

Concentrations of Credit Risk:  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company places its temporary cash investments with major financial institutions which, from time-to-time, may exceed federally insured limits, and believes the risk of loss is minimal. At December 31, 2008, the Company had no deposits in excess of federal insurance protection, since all of the banks holding our funds were participating in the FDIC's Temporary Liquidity Guarantee Program. Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. Collateral is generally not required. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced credit losses on such receivables.

Hedging Contracts: The Company occasionally enters into derivative contracts, primarily options and swaps, to hedge future natural gas and crude oil production in order to mitigate the risk of changes in market price, as well as interest rate swaps to effectively lock the interest rate on a portion of its bank debt. All derivatives are recognized on the balance sheet and measured at fair value (marked to market). The Company determines the accounting policy of its hedges on a case by case basis. Unrealized changes in the fair value of derivatives classified as investments, if any, are recognized in earnings, while unrealized changes in the fair value of derivatives classified as cash flow hedges are recognized as other comprehensive income or loss directly as a component in Stockholders' Equity.

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

•	Commodity and interest rate hedging contracts -- The Company's derivative instruments are adjusted to, and recorded at, fair value on the balance sheet.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Use of Estimates: The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that may significantly impact the Company's financial statements include reserves, depletion and impairment on oil and natural gas properties.

Government Regulations:  The Company's oil and natural gas operations are subject to federal, state and local provisions regulating the discharge of materials into the environment. Management believes that its current practices and procedures for the control and disposition of such wastes substantially comply with applicable federal and state requirements.

401(k) Plan: The Company has a 401(k) plan covering substantially all employees with over three months of service and 21 years of age. At its discretion, the Company may match a certain percentage of the employees' contributions to the Plan. The matching percentage is determined by the Board of Directors. Contributions to the Plan by the Company totaled $149,400 in 2008, $154,100 in 2007 and $75,200 in 2006.

Restoration, Removal and Environmental Matters: The estimated costs of restoration and removal of producing property well sites are accrued when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. For wells drilled during the year, the liability is recognized, based on target depth, as the wells are spud. See Note E.

Recent Accounting Pronouncements:

Financial Accounting Standards Board ("FASB") FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109": Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 was effective for the Company on January 1, 2007, and did not have a significant impact on its financial statements.

FASB Statement of Accounting Standard No. 157, "Fair Value Measurement" ("SFAS No. 157"): SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective January 1, 2008, and its adoption did not have a material impact on our financial position or results of operations.

FASB Statement of Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"): SFAS No. 159, issued in February 2007, allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008, but did not elect to apply the fair value option to eligible assets and liabilities during the year ended December 31, 2008.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have non-controlling interests in any of its subsidiaries.

In March 2008, the FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for TXCO is the interim period ending March 31, 2009. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that we are intending to manage. The Company is currently assessing and evaluating the new disclosure requirements for its derivative instruments.

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years, which for us is the interim period ending March 31, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated financial statements.

In December 2008, the SEC published a final rule entitled "Modernization of Oil and Gas Reporting". The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations.

The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company has not yet determined the impact of this Final Rule on its disclosures, financial position or results of operations, which will vary depending on changes in commodity prices.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had a working capital deficiency of $256.9 million, including reclassifications to current liabilities of $153.0 million from long-term debt and $66.9 million from preferred stock. The Company had $49.7 million in trade payables at December 31, 2008, which if not timely paid could result in liens filed against the Company's properties or withdrawal of trade credit provided by vendors, which in turn could limit the Company's availability to conduct operations on its properties.

At December 31, 2008, the Company was not in compliance with the current ratio covenant under its senior credit facility. In accordance with the credit agreements, the lenders have the right to accelerate the debt as a result of the covenant violation. Additionally, the lenders are scheduled to perform a redetermination of the borrowing base for the Company in April or May 2009, which may result in a reduction of the borrowing base. While the Company's lenders have not informed us of an intent to exercise their right to accelerate the payment schedule on the debt, neither have they granted us a waiver or relief of the default at this time.

Due to cross-default provisions in the certificate of designations for the convertible preferred stock, the holders of that stock can demand redemption of the preferred stock, although the obligation to redeem such stock is suspended until the earlier of October 31, 2012 or satisfaction in full of the Company's obligations under its term loan agreement and senior credit agreement.

The Company is subject to contractual obligations to drill wells under separate farm-out agreements with EnCana and Anadarko (the "Partners") that require TXCO to drill and complete, at its expense, and carry the Partners on six additional wells during 2009. If the Company does not perform under these agreements, it is subject to substantial payments as liquidated damages under the agreements. While TXCO hopes to complete the wells in accordance with the agreements, it may be unable to obtain adequate funding. TXCO and EnCana have agreed to a three-month extension from the July 2009 deadline in their original agreement, and are in discussions for a further extension. The deadline under the Anadarko agreement is December 2009.

TXCO's efforts to improve its liquidity position will be very challenging given the current economic climate. Management is actively pursuing options to improve the Company's liquidity position as quickly as possible. This includes drilling joint ventures, sale of certain assets, reduction in staff, shutting down certain operations, and other capital raising transactions. This plan is designed to ease our immediate liquidity problems.

The Company has also retained Goldman, Sachs & Co. as a financial advisor for a strategic alternatives review designed to enhance shareholder value.  All options are under consideration, including the potential sale of leasehold interests or other assets, a merger or sale of the Company. No formal decisions have been made and no agreements have been reached at this time. There can be no assurance the Company will be successful in any of these efforts.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

(in thousands)	2008	2007
Oil and natural gas properties	$575,648	$416,590
Other property and equipment	23,651	11,731
Total Property and Equipment	599,299	428,321
Accumulated depreciation, depletion and amortization	(150,525)	(110,405)
Reserve for impairment on unproved properties	(4,308)	(2,975)
Reserve for impairment on oil sands project	(11,340)	-
Net Property and Equipment	$433,126	$314,941

2007 Acquisition: On April 2, 2007, the Company closed on the purchase of Output Exploration LLC, a privately held, Houston-based exploration and production firm, for $95.6 million. The consideration for the purchase was $91.6 million in cash, subject to certain adjustments, and $4.0 million of TXCO common stock. Compared to pre-acquisition levels, the transaction effectively doubled our proved reserves and increased current oil and natural gas production by nearly two thirds. See Note M.

2008 Acquisitions & Disposals: During 2008, TXCO acquired additional interests in its Fort Trinidad acreage in East Texas and sold 15 non-core properties in South Texas. Both of the properties were part of the Output acquisition during 2007. Neither transaction reflected a material acquisition or disposal for TXCO.

NOTE D - LONG-TERM DEBT

Debt consists of the following at December 31:
($'s in thousands)	2008	2007
Note payable to a financial institution under term loan agreement, with interest at LIBOR or the base rate plus applicable margin, quarterly payments of interest only, with maturity in 2012 and collateralized by certain of the Company's proven oil and natural gas properties.	$100,000	$100,000
Note payable to a financial institution under senior credit agreement, with interest at LIBOR or prime plus applicable margin, quarterly payments of interest only, with maturity in 2011 and collateralized by certain of the Company's proven oil and natural gas properties.	50,000	-
Note payable to a financial institution under a revolving credit facility with interest at The Wall Street Journal prime rate plus 1.00%, monthly payments of interest plus $83, with maturity in 2012 and collateralized by TXCO subsidiaries' drilling rigs.	4,000	-
Installment note to finance company on insurance policies, with interest at 4.89%, monthly installments of $65, and unsecured.	518	-
Installment notes to finance company on insurance policies, with interest from 6.50% to 7.95%, monthly installments of $60, and unsecured.	-	399
Total debt	$154,518	$100,399

The following is a schedule of principal maturities of debt as of December 31, 2008, which reflects the bank debt as current due to the covenant violations:
Year Ended December 31,	Amount (in thousands)
2009	$154,518
2010	-
2011	-
2012	-
2013	-
$154,518

Bank Credit Facilities: As disclosed in TXCO's Form 8-K filed with the SEC on February 27, 2009, the Company is in violation of the Current Ratio covenant under its term loan agreement and senior credit agreement. As a result of that violation, all outstanding balances under these agreements have been classified as current liabilities on the Consolidated Balance Sheet as of December 31, 2008.

Senior Credit Agreement -- At December 31, 2008, the Company had a $125 million senior revolving credit facility with the Bank of Montreal (the "SCA"). The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At December 31, 2008, the borrowing base was $55 million, $50 million was outstanding at a weighted average interest rate of 4.0% and the unused borrowing base was $5 million. The SCA is secured by a first-priority security interest in substantially all of TXCO's and certain of its subsidiaries' assets, including proved oil and natural gas reserves and in the equity interests of such subsidiaries. In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. As of March 13, 2009, the balance outstanding under the SCA was $50 million, with a weighted average interest rate of 4.00%, using the base rate option, and the unused borrowing base was $5 million.

Loans under the SCA are subject to floating rates of interest based on (1) the total amount outstanding under the SCA in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a base rate loan. LIBOR loans bear interest at the LIBOR rate (for the applicable 1-, 2-, 3- or 6-month maturity chosen by the Company) plus the applicable margin, and base rate loans bear interest at the base rate plus the applicable margin. The applicable margin varies with the ratio of total outstanding to the borrowing base. For base rate loans it ranges from zero to 100 basis points and for LIBOR rate loans it ranges from 150 to 250 basis points. The SCA allows the lenders to increase the interest rate by 200 basis points at any time we are in default under the SCA.

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

NOTE D - LONG-TERM DEBT - continued

Term Loan Agreement -- At December 31, 2008, the Company had a $100 million five-year term loan facility with Bank of Montreal (the "TLA") and certain other financial institutions party thereto with a current interest rate of 5.00%. The TLA is secured by a second-priority security interest in substantially all of TXCO's and certain of its subsidiaries' assets, including proved oil and natural gas reserves and in the equity interests of such subsidiaries. Loans under the TLA are subject to floating rates of interest equal to, at TXCO's option, the LIBOR rate plus 4.50% or the base rate plus 3.50%. The "LIBOR rate" and the base rate are calculated in the same manner as under the SCA. See additional discussion regarding the interest rate swap in Note L.

Borrowings under the TLA may be repaid (but not reborrowed). Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements. The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00 ("Current Ratio"), a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis and include certain adjustments based on the definitions in the agreements. The Company was in compliance with all such covenants at December 31, 2008, except the Current Ratio covenant. Both agreements also contain customary events of default. If an event of default occurs and is continuing, lenders with a majority of the aggregate outstanding term loans may require Bank of Montreal to declare all amounts outstanding under the SCA and TLA to be immediately due and payable. As a result of the covenant violation, all borrowings under the SCA and TLA have been classified as current liabilities in our Consolidated Balance Sheet as of December 31, 2008. We are continuing discussions with the lenders regarding a waiver of certain covenants, whereby they would refrain from exercising their rights under the SCA and TLA as a result of this default. There can be no assurance that we will be able to obtain a waiver or obtain other relief from the lenders.

Drilling Rig Financing -- At December 31, 2008, the Company had a $4.0 million senior revolving credit facility with Western National Bank (the "Rig Loan"). The Rig Loan was entered into in December 2008. At December 31, 2008, the borrowing base was $4.0 million, all of which was outstanding at a weighted average interest rate of 4.25%. The Rig Loan is secured by a first-priority security interest in TXCO subsidiaries' drilling rigs. The Rig Loan bears interest at the prime rate as published in The Wall Street Journal plus 1.00%. Under the rig loan, TXCO's subsidiary is required to pay interest monthly. In addition, the borrowing base declines by $83,333 per month, and may require a cash payment of the same if the line of credit is funded above the borrowing base after this monthly reduction.

The Rig Loan also contains certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements. The Rig Loan agreements require TXCO Drilling to meet a maximum debt service coverage ratio of 1.50 to 1.00, a minimum current assets to current liabilities ratio of 3.00 to 1.00, a minimum tangible net worth of $8,500,000 and a maximum debt to tangible net worth ratio of 1.00 to 1.00. The ratios are calculated on a quarterly basis. The Company was in compliance with all such covenants at December 31, 2008. The agreements also contain customary events of default. The outstanding balance due under this note is classified as current, as a result of the covenant violation under the SCA and TLA, due to a cross-default provision. The lender has the right to increase the interest rate and/or accelerate the payment schedule due to the default.

NOTE E - ASSET RETIREMENT COSTS AND OBLIGATIONS

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

The following is a reconciliation of the asset retirement obligation for the years presented in the Consolidated Balance Sheets:
Amount (in thousands)
Balance, December 31, 2006	$1,703
Revision to estimated plugging costs on existing liabilities (1)	1,362
Liabilities acquired (2)	896
Liabilities incurred	272
Liabilities settled	-
Accretion expense	-
Balance, December 31, 2007	4,233
Revision to estimated plugging costs on existing liabilities (1)	3,701
Liabilities incurred	465
Liabilities settled	-
Accretion expense	170
Balance, December 31, 2008	$8,569
(1)	Upward revisions due to escalating costs in the field in excess of normal inflation.
(2)    Asset retirement obligation of Output Exploration LLC when TXCO acquired it.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company leases its primary office space through March 2014, and has maintenance contracts on certain equipment through November 2011. The Company incurred rent expense of approximately $1,842,000 in 2008, $1,531,000 in 2007 and $939,000 in 2006. Future minimum rentals, for the next five years, under all non-cancelable leases and contracts are as follows:

Year Ended December 31,	Amount (in thousands)
2009	$959
2010	914
2011	846
2012	750
2013	620

Registration Rights: In November 2007 and March 2008, the Company entered into Registration Rights Agreements ("RRAs") with the buyers listed therein whereby the Company agreed to file a registration statement, within a certain time period, covering the resale of the shares of common stock to be acquired by the buyers upon conversion of their preferred stock, described in Note G. The Company filed a registration statement with the SEC in April 2008 that was amended in May and July of 2008, and declared effective in August 2008. Should the registration statement's effectiveness not be maintained in accordance with the terms of the RRA, the Company has agreed to pay affected buyers cash payments totaling 1% of the aggregate purchase price of those buyers' registrable securities included in such registration statement on each of certain specified dates, up to a maximum amount of 10% of the preferred stock's stated value. The aggregate stated value of the Series D and Series E preferred stock is currently $76.9 million therefore the maximum amount of payment would be $7.7 million. Since TXCO's management does not consider the likelihood of this outcome to be probable, no contingent liability was accrued.

Pending or Threatened Litigation: The Company is involved in various claims and legal actions arising in the ordinary course of business. Subsequent to year end the Company was named as a defendant in three separate cases alleging various breaches regarding certain oil and natural gas leases covering an aggregate of approximately 40,000 gross acres in its Maverick Basin leaseholds. The Company and its counsel believe the suits are without merit and the Company intends to vigorously defend each lawsuit. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which it is a party would have a material adverse effect on the Company's financial position or results of operations.

NOTE G - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock: The Company has authorized 10 million shares of preferred stock. At December 31, 2008, there were no Series A or Series B preferred shares issued and outstanding. The Board of Directors has not established terms of the stock. In 2003, the Company issued 16,000 shares of redeemable preferred stock, Series B, all of which was redeemed in 2005.

2007 Issuance - In November 2007, the Company issued 55,000 shares of convertible perpetual preferred stock, Series C (the "Series C Preferred Stock"). The Series C Preferred Stock had a stated value of $1,000 per share and a par value of $0.01 per share. It was issued in a private placement, raising a total of approximately $52.8 million after offering costs. The Series C Preferred Stock was convertible into the Company's common stock at a price of $14.48 per share, aggregating approximately 3.8 million shares. Holders of the Series C Preferred Stock were entitled to receive dividends, payable quarterly in cash or, at the Company's option, the Company's common stock, at the rate of 6.5% per annum, which increases to 12% under certain circumstances, and had preference over the common stock in the event of liquidation. The Series C Preferred Stock required TXCO and its subsidiaries to not exceed a maximum consolidated leverage ratio of 3.65 to 1.00 (as defined in the amended SCA). See below for discussion of the issuance of Series E Preferred Stock and the exchange of Series D Preferred Stock for the Series C Preferred Stock in 2008. The Series C Preferred Stock provided that the holders thereof had the right to request redemption of such shares at a redemption price of, in general, an amount equal to the product of (a) 115% and (b) the sum of such shares' stated value, accrued and unpaid dividends, and any make-whole amounts related to preferred stock dividends.  However, our obligation to pay the redemption price of any preferred stock requested to be redeemed is suspended until the earlier of (a) October 31, 2012 or (b) the date that all of our obligations under the senior indebtedness agreements have been satisfied.

2008 Issuances - On February 28, 2008, TXCO entered into an agreement related to the private placement of an aggregate of $20 million of shares of the Company's Series E Convertible Preferred Stock (the "Series E Preferred Stock") and the exchange of the issued and outstanding shares of its Series C Preferred Stock for shares of its Series D Convertible Preferred Stock (the "Series D Preferred Stock") pursuant to the Securities Purchase Agreement among the Company and the buyers listed therein. Closing and funding occurred in March 2008. The Series D Preferred Stock has the same terms that were contained in the Series C Preferred Stock.

The Series E Preferred Stock has a stated value of $1,000 per share and a par value of $0.01 per share, and is currently convertible into shares of the Company's common stock at a conversion price of $17.36 per share, aggregating approximately 1.2 million shares. Holders of the Series E Preferred Stock are entitled to receive dividends, payable quarterly at the rate of 6% per annum, which increases to 12% under certain circumstances, and have preference over the common stock in the event of liquidation. The Series E Preferred Stock requires TXCO and its subsidiaries to not exceed a maximum consolidated leverage ratio of 3.65 to 1.00 (as defined in the amended SCA). The Series E Preferred Stock provides that the holders thereof have the right, upon the occurrence of certain events, to request that the Company redeem such shares at a redemption price of, in general, an amount equal to the product of (a) 115% and (b) the sum of such shares' stated value, accrued and unpaid dividends, and any make-whole amounts related to preferred stock dividends.  However, the Company's obligation to pay the redemption price of any preferred stock requested to be redeemed is suspended until the earlier of (a) October 31, 2012 or (b) the date that all of the Company's obligations under the senior indebtedness agreements have been satisfied.

Additionally, one of the purchasers of the Series D Preferred Stock exercised its right to purchase additional shares of Series D Preferred Stock. The purchaser acquired an additional 13,909 shares of Series D Preferred Stock in April 2008. All other rights to acquire additional shares of Series D Preferred Stock expired unexercised in late March 2008.

With each issuance of Preferred Stock, TXCO concurrently entered into call spread options related to the newly issued preferred shares that may offset the dilution to common shares caused by a conversion of the Preferred Stock. Each call spread is a combination of a bought and a sold call option. See the "Call Options" section that follows for more information.

2008 Conversions - In October 2008, holders of 12,000 shares of TXCO Series D Preferred Stock, with an aggregate stated value of $12.0 million and a conversion price of $14.48, converted those shares into a total of approximately 829,000 shares of TXCO's common stock. An additional 231,000 shares of TXCO common stock were issued for the make-whole provision related to preferred dividends. The shares of common stock to be issued upon conversion of TXCO's convertible preferred stock and payment of related dividends in common stock were registered with the SEC in August 2008.

Year End Status - The following table summarizes the outstanding convertible preferred stock at December 31, 2008:

Series	Shares Outstanding	Aggregate Stated Value	Dividend Rate	Conversion Price	Underlying Common Shares *
D	56,909	$56,909,000	6.5%	$14.48	3,930,179
E	20,000	$20,000,000	6.0%	$17.36	1,152,074
 * This excludes potential make-whole provision shares. The number of make-whole shares issuable is dependent on the remaining time from any conversion event to the three year anniversary of issuance, and the price of our common stock in a 10-day period before conversion.

NOTE G - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK - continued

At the time of issuance all of our convertible preferred stock qualified as equity in accordance with FASB 150 and related guidance.  The Certificates of Designations associated with each issuance provided for redemption rights in the event of a default on the Company's bank credit facilities. As a result of the default under those bank credit facilities, the convertible preferred stock became redeemable and was reclassified to current liabilities on the Consolidated Balance Sheet at December 31, 2008.

Payment of Preferred Dividends - The preferred stock dividends that were due on January 1, 2009, were paid effective December 31, 2008, with approximately 775,600 shares of TXCO's common stock, as provided for in the Preferred Stock agreements. Earlier preferred dividend payments were made using cash.

Subsequent Events - In January 2009, holders of 5,000 shares of TXCO Series D Preferred Stock (with a conversion price of $14.48) and 5,000 shares of TXCO Series E Preferred Stock (with a conversion price of $17.36), with an aggregate stated value of $10.0 million converted those shares into a total of approximately 633,300 shares of TXCO's common stock. An additional 836,600 shares of TXCO common stock were issued for the make-whole provision related to preferred dividends.

In February 2009, it was determined that the Company had violated the Current Ratio covenant under its bank credit facilities. As a result of this covenant violation, holders of the convertible preferred stock have the right to request that the Company redeem their shares; however, the Company's obligation to redeem is suspended until the earlier of October 31, 2012 or satisfaction in full of all of the Company's obligations under its senior indebtedness agreements. As a result of this right, though it is specifically suspended until the senior debt is paid, the stated value of the outstanding convertible preferred stock has been reclassified to current liabilities in the Consolidated Balance Sheet for December 31, 2008. Shares related to the January conversion of convertible preferred stock, described above, were not reclassified since they were retired without the use of current assets. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month in respect of each preferred share for which redemption has been demanded until paid in full.

Call Options: Concurrently with the issuance of each of the Preferred Series, the Company entered into convertible preferred stock hedge transactions or "call spread" transactions intended to reduce potential dilution upon conversion of the Preferred Stock. Each call spread is a combination of a bought and a sold call option. The bought call options were not exercised at the time of the preferred stock conversions in October 2008 and January 2009, since the market price for TXCO's common stock was lower than the exercise price for the options.

The following table summarizes the outstanding call options related to convertible preferred stock at December 31, 2008:

Related Preferred Stock Series	Exercise Price	Increase (Decrease) in Outstanding Common Shares, If Exercised
Bought call options:
D	$14.48	(4,758,900)
E	$17.36	(1,152,100)
Sold call options:
D	$18.10	4,758,900
E	$21.71	1,152,100

These call options fall outside the scope of FAS 150, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and qualify for equity treatment under the guidance of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The net cost for these transactions, approximately $3.7 million during 2007 and $2.3 million during 2008, was recorded as a reduction to additional paid-in capital.

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

NOTE G - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK - continued

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

Unless redeemed by TXCO earlier, the Rights will expire on June 29, 2010. The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.01 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 2008.

Dividend Restriction: The bank credit facilities and the Securities Purchase Agreements for the convertible preferred stock prohibit the declaration, or payment, of dividends to common stockholders.

Stock Based Employee Compensation Plan: The Company granted options to its officers, directors, and key employees under its 1995 Flexible Incentive Plan (the "1995 Plan"), as amended, in prior years. The 1995 Plan was replaced during 2005 with the 2005 Stock Incentive Plan, which was amended by a vote of the stockholders in May 2008, (the "2005 Plan"). The 2005 Plan allows for the future award of a maximum number of shares limited to 10% of the total number of then issued and outstanding shares of common stock for issuance. These shares may be issued as the result of exercise of options granted or as restricted stock to management, directors, and key employees.

Under the 2005 Plan, the Company granted restricted stock to its officers, directors, and key employees each year from 2006 through 2008, and options to its directors in 2008. At December 31, 2008, 3,275,410 shares were authorized for grant and 2,396,613 shares remained available for grant. All currently outstanding options have 10-year terms that vest and become fully exercisable based on the specific terms imposed at the date of grant.

At December 31, 2008, TXCO had unrecognized stock-based compensation totaling $4.6 million for awards that vest over the next 2 years. Recognized compensation expense for share-based payment arrangements is shown in the following table:

	2008	2007	2006
Compensation expense recognized	$3,626,000	$1,798,000	$1,207,000

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

The fair value for options granted was estimated at the date of grant with the following weighted-average assumptions for the year ended December 31:
	2008	2007	2006
Risk-free interest rate	1.88%	*	*
Expected dividend yield	0%	*	*
Expected volatility of common stock	64.3%	*	*
Expected weighted-average life of option	6 years	*	*

   *  No grants were awarded during 2006 or 2007

NOTE G - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK - continued

A summary of the Company's stock option activity and related information is as follows:

	Year Ended December 31,
	2008		2007		2006
Summary of Stock Option Activity (Shares in thousands)	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of year	713	$2.94	956	$2.90	1,254	$2.86
Granted	300	2.05	-	N/A	-	N/A
Exercised	(406)	2.14	(243)	2.80	(293)	2.69
Forfeited / Expired	-	-	-	-	(5)	5.00
Outstanding, end of year	607	$3.03	713	$2.94	956	$2.90
Aggregate intrinsic value, end of year	*		$8,596		$9,975

Exercisable, end of year	307	$3.99	613	$3.07	856	$2.99
Aggregate intrinsic value, end of year	*		$7,390		$8,854

Weighted average fair value of options granted during the year	$1.06		N/A		N/A

* The options outstanding at year-end 2008 had no intrinsic value since all were priced above the market price at that date.

The following table summarizes information about the options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding (in thousands)	Wt.-Avg. Remaining Contractual Life	Wt.-Avg. Exercise Price	Number Exercisable (in thousands)	Wt.-Avg. Exercisable Price
$2.05	300	9.93 years	$2.05	-	N/A
2.125	50	0.73 years	2.125	50	$2.125
2.96	62	2.58 years	2.96	62	2.96
4.38	64	4.47 years	4.38	64	4.38
5.00	131	5.75 years	5.00	131	5.00
	607	6.95 years	$3.03	307	$3.99

Proceeds to the Company from the exercise of stock options related to stock-based compensation totaled $19,000 in 2008 and $92,000 in 2007, net of cashless exercises.

Stock Warrants: No stock warrants remained outstanding at December 31, 2008. Most 2008 and all 2007 exercises of warrants were done on a cashless basis, resulting in the issuance of 442,458 and 120,007 shares of TXCO common during 2008 and 2007, respectively. TXCO also issued 3,300 shares of its common stock as the result of exercise of $4.25 warrants for cash, resulting in proceeds of approximately $14,000 in 2008.

NOTE G - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK - continued

Restricted Stock: Since 2006, the Company granted restricted stock as compensation to employees and non-employee directors under the 2005 Stock Incentive Plan. During 2008, shares with an aggregate fair value of $1.5 million were granted to non-employee directors, net of forfeitures related to the Settlement Agreement with Third Point, LLC and certain other parties. For additional details on the Settlement Agreement, see the Form 8-K filed with the SEC on March 19, 2008. The vesting term for continuing directors is one year, while shares awarded to new directors vest over three years. Also as part of this Settlement Agreement, the vesting of 41,666 shares held by two exiting directors was accelerated. Additionally during 2008, shares with an aggregate fair value of $3.1 million and a three-year vesting period were granted to employees ($1.0 million aggregate fair value per year). The fair value is recognized as stock compensation expense (included in general and administrative expense on the Consolidated Statements of Operations) over the vesting periods.

Summary of activity in Non-vested Shares:
( in thousands)	Shares
Outstanding at December 31, 2006	330
Granted	349
Forfeited	(22)
Vested	(130)
Outstanding at December 31, 2007	527
Granted	412
Forfeited	(40)
Vested	(260)
Outstanding at December 31, 2008	639

NOTE H - RELATED PARTY TRANSACTIONS

During the fourth quarter of 2008, the Company entered into a joint exploration agreement ("JEA") with Millenium E&P Resource Fund I, LLC ("Millenium"). The agreement calls for Millenium to provide $825,000 in initial funds for the drilling and completion of a well to test the Georgetown formation in the Burr "C" project. The JEA also provides the options for Millenium to participate in up to two additional wells. In each well, Millenium will fund 100% of the cost of drilling and completion and will earn a 50% working interest in the well. TXCO will serve as operator on the wells covered by the JEA. An outside director of the Company serves as chief executive officer ("CEO") of Millenium and will receive a 1.1875% working interest following payout of any successful well drilled under the JEA.

In 1994, TXCO's CEO agreed to reduce his annual base salary. In recognition of this forfeiture, the Company granted the CEO a 1% overriding royalty interest ("ORRI") in certain oil and natural gas leases of the Company. In 1996, this grant was amended to include all oil and natural gas leases acquired or to be acquired by the Company. The ORRI was determined to have little or no value at the time of grant, and royalties related to the ORRI were almost non-existent. The Company has pursued the possible acquisition of the ORRI; however, such an agreement was never reached and the ORRI remains in place as originally granted. Royalty earnings by the CEO related to the ORRI totaled approximately, $1,880,000 in 2008, $1,172,000 in 2007 and $982,000 in 2006. Included in undistributed revenue is $523,000 at December 31, 2008, and $175,000 at December 31, 2007, due the CEO for this ORRI.

NOTE I - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the earnings per share ("EPS") computation for both basic and diluted EPS:

Year Ended December 31,
(in thousands)	2008	2007	2006

Net Income	$5,882	$1,340	$7,241
Less: Preferred dividends	6,355	397	-
(Loss) / income - basic earnings per share calculation	(473)	943	7,241
Add: Income impact of assumed conversions, if any	-	-	-
(Loss) / income - diluted earnings per share calculation	$(473)	$943	$7,241

Weighted-average number of common shares:
Basic	34,635	33,422	31,916
Effect of dilutive securities:
Stock options and warrants	-	872	1,017
Restricted shares	-	446	314
Convertible preferred stock	-	-	-
Diluted	34,635	34,740	33,247

(Loss) / earnings per common share:
Basic	$(0.01)	$0.03	$0.23
Diluted	$(0.01)	$0.03	$0.22

For the year ended December 31, 2008, the calculation of weighted-average number of common shares for diluted EPS does not include potential common shares of 4,363,655 and 966,357 derived from convertible preferred stock, Series D and Series E, and 5,481,722 derived from sold call options, 298,823 derived from stock options and 642,905 derived from nonvested stock, respectively, because their effect would have been anti-dilutive. For the year ended December 31, 2007, the calculation of weighted-average number of common shares for diluted EPS does not include 3,798,343 of potential common shares derived from convertible preferred stock, Series D, and 3,798,342 potential common shares derived from sold call options, respectively, because their effect would have been anti-dilutive. None of our outstanding stock options or warrants were anti-dilutive based on exercise price during the three-year period presented, until the fourth-quarter of 2008.

NOTE J - INCOME TAXES

The components of the Company's income taxes were as follows as of and for the years ended December 31:

(in thousands)	2008	2007	2006
Current federal tax (benefit) expense	$488	$(5,301)	$1,232
Deferred federal tax expense (benefit)	2,180	4,458	1,429
Income tax expense (benefit)	$2,668	$(843)	$2,661

Deferred tax assets:
Tax net operating loss carryforwards	$59,074	$23,159
Impairment of oil and natural gas properties	10,116	5,532
Other items	1,645	4,836
Gross deferred tax assets	70,835	33,527

Deferred tax liabilities:
Intangible drilling costs and depreciation	(86,687)	(44,100)
Other items	(3,750)	(1,434)
Gross deferred tax liabilities	(90,437)	(45,534)

Net deferred tax (liability) / asset	$(19,602)	$(12,007)

The differences between the expected federal income taxes and the Company's actual taxes are as follows:

(in thousands)	2008	2007	2006
Expected federal tax expense	$2,907	$169	$3,664
Statutory tax depletion and similar items	(239)	(1,012)	(1,003)

Income tax expense (benefit)	$2,668	$(843)	$2,661

The Company's tax net operating loss carryforward of approximately $173.7 million expires in stages beginning in 2027.

NOTE K - MAJOR CUSTOMERS

Sales to unrelated entities which individually comprised greater than 10% of total revenues are as follows:

	A	B	C	D	E
Year ended December 31, 2008	51%	13%	6%	5%	-
Year ended December 31, 2007	40%	15%	11%	3%	5%
Year ended December 31, 2006	5%	7%	15%	8%	12%

NOTE L - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

Commodity Price Risk-Related Hedging Activities: Due to the volatility of oil and natural gas prices and requirements under TXCO's bank credit facility, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production. This allows it to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. These arrangements apply to only a portion of the Company's production, provide only partial price protection against declines in oil and natural gas prices, and limit the Company's potential gains from future increases in prices. None of these instruments are used for trading purposes. On a quarterly basis, the Company's management sets all of the Company's price-risk management policies, including volumes, types of instruments and counterparties.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These derivative instruments are intended to hedge the Company's price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the Consolidated Balance Sheets at fair value. In prior years, the Company elected to account for certain of its derivative contracts as investments as set out under SFAS No. 133. Therefore, the changes in fair value in those contracts were recorded immediately as unrealized gains or losses on the Consolidated Statements of Operations. The change in fair value for the effective portion of contracts designated as cash flow hedges is recognized in Other Comprehensive Income (Loss) in the Stockholders' Equity section of the Consolidated Balance Sheets. The gain or loss in Other Comprehensive Income is reported on the Consolidated Statements of Operations as the hedged transactions occur. The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

The Company had cash flow hedges in place during January through April of 2007, which have since expired. New derivative agreements were entered into during 2007 and 2008, in accordance with the terms of our term loan and revolving credit facilities.

The following table reflects the realized gains and losses from commodity derivatives included in revenue on the Consolidated Statements of Operations:

(in thousands)	2008	2007	2006
Crude oil derivative realized settlements	$(5,725)	$(1,596)	$(105)
Natural gas derivative realized settlements	(303)	(1,372)	(806)
Loss on commodity derivatives	$(6,028)	$(2,968)	$(911)

The fair value of outstanding derivative contracts reflected on the balance sheet was as follows:

Trans-	Trans-			Average Floor or Fixed	Average Ceiling	Volumes	Fair Value of Outstanding Derivative Contracts (1) as of
action	action			Price	Price	Per	Dec. 31,	Dec. 31,
Date	Type	Beginning	Ending	Per Unit	Per Unit	Month	2008	2007
Crude Oil -Bbl (2):
08/07-12/07	Collars	01/01/2008	12/31/2008	$67.31	$81.05	26,000	$-	$(4,758)
08/07-08/08	Collars	01/01/2009	12/31/2009	$71.40	$87.41	20,700	4,608	(2,845)
08/07-08/08	Collars	01/01/2010	06/30/2010	$68.33	$80.77	15,000	816	(990)
12/07-04/08	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200	1,175	5
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500	1,718	-

Natural Gas -mmBtu (3):
08/07-12/07	Collars	01/01/2008	12/31/2008	$6.50	$10.22	97,000	-	33
08/07-08/08	Collars	01/01/2009	12/31/2009	$6.60	$11.64	86,500	1,308	(57)
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000	360	(43)
12/07-04/08	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500	255	(63)
04/08	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000	458	-
							$10,698	$(8,718)

See the next page for the footnotes to this table.

NOTE L - COMMODITY HEDGING CONTRACTS AND ACTIVITY - continued

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
(3)         These natural gas hedges were entered into on an mmBtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring following the expiration date, as determined by the contracts.
(4)          A portion of our 2010 and 2011 commodity collars were closed for cash during January 2009 and replaced with new hedges. After the closing of those positions, the averages on our remaining collars are as follows:

Crude Oil -Bbl:
08/07-08/08	Collars	01/01/2010	06/30/2010	$68.33	$79.95	9,000
12/07-04/08	Collars	07/01/2010	12/31/2010	$90.00	$124.50	700
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500
Natural Gas -mmBtu:
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.93	$11.56	14,000

The new hedges placed in January 2009 are 50% participation swaps, which allow a floor price on the full notional volume and a cap at the same price on one-half of the notional volume. The floor price and notional amounts are shown below:

Crude Oil -Bbl:
01/09	Swaps	01/01/2010	06/30/2010	$49.75	8,000
01/09	Swaps	07/01/2010	12/31/2010	$51.40	14,000
01/09	Swaps	01/01/2011	06/30/2011	$52.25	2,000
01/09	Swaps	07/01/2011	12/31/2011	$53.50	12,000
Natural Gas -mmBtu:
01/09	Swaps	01/01/2010	06/30/2010	$5.51	53,000

Interest Rate Risks-Related Hedging Activities: At December 31, 2008, a fixed-rate swap was in place on $100 million of borrowings under TXCO's Term Loan Agreement (See Note D for more information on this agreement) which locks the LIBOR portion of the interest rate at 3.305% until June 30, 2010. This equates to a total rate of 7.805% per annum on this debt. The fair market value of this derivative instrument was a liability of $3.5 million at December 31, 2008. The swap is designated as a cash flow hedge. No comparable derivative instrument was in place during 2007 or 2006. An immaterial amount of ineffectiveness is expected on this derivative contract due to a difference in the rounding conventions for the LIBOR rate between the two documents.

The following table reflects the realized losses from derivatives included in "Interest expense" on the Consolidated Statements of Operations:

(in thousands)	2008	2007	2006

Interest rate swap realized settlement losses	$402	$-	$-
Interest rate swap ineffectiveness	13	-	-
Loss on interest rate swap contracts	$415	$-	$-

NOTE M - ACQUISITIONS AND SALES OF OIL AND NATURAL GAS PROPERTIES

Output Acquisition: On April 2, 2007, TXCO's acquisition of Output Exploration, LLC, a Delaware limited liability company ("Output"), was closed and became effective. Accordingly, the results of operations of Output are consolidated in the financial statements since that date. In connection with the Merger, TXCO paid to the holders of Output equity interests an aggregate of approximately $95.6 million, consisting of $91.6 million in cash and approximately 339,000 shares of TXCO common stock.

BMO Capital Markets served as financial advisor to TXCO. The Merger was funded through borrowings under the new Senior Credit Agreement and Term Loan Agreement described in Item 1.01 of the Current Report on Form 8-K, that was filed with the SEC on April 5, 2007, and summarized in Note D above.

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

	For the Year Ended December 31,
Pro Forma Income Statement Data (in thousands)	2008	2007
Revenues	$143,736	$99,867
Income / (loss) from continuing operations, after pro forma provision for income taxes	5,882	$(422)
(Loss) / income from continuing operations available to common stockholders	(473)	$(819)
(Loss) from continuing operations available to common stockholders, per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

NOTE N - OIL AND NATURAL GAS PRODUCING ACTIVITIES AND PROPERTIES

Capitalized Costs and Costs Incurred Relating to Oil and Natural Gas Activities

The Company's investment in oil and natural gas properties is as follows at December 31:

(in thousands)	2008	2007
Proved properties	$429,453	$360,577
Less accumulated depreciation, depletion and amortization	(143,214)	(108,175)
Net proved properties	286,239	252,402

Unproved properties:
Drilling in-progress	99,290	34,782
Oil and natural gas leasehold acreage	46,905	21,231
Total unproved properties	146,195	56,013
Less reserve for impairment	(4,308)	(2,975)
Less reserve for impairment on oil sands project	(11,340)	-
Net unproved properties	130,547	53,038

Net capitalized cost	$416,786	$305,440

Costs incurred, capitalized, and expensed in oil and natural gas producing activities for the years ended December 31:

(in thousands, except per equivalent mcf data)	2008	2007	2006
Property acquisition costs, unproved	$53,141	$51,966	$18,670
Property development and exploration costs:
Conventional oil and natural gas properties	97,888	224,858	51,293
Coalbed methane properties	-	-	3
Gathering system	220	17	113
Oil Sands	2,223	-	-
Depreciation, depletion and amortization	52,131	35,922	23,627
Depletion per equivalent mcf of production	5.66	4.51	4.04

Oil and Natural Gas Reserves (Unaudited)

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

Changes in estimated net quantities of conventional oil and natural gas reserves, all of which are located within the United States, are as follows for the years ended December 31:

(in thousands)	2008	2007	2006
Proved developed and undeveloped reserves:
Natural gas (mmcf):
Beginning of year	42,300	7,955	9,656
Extensions and discoveries	2,490	7,394	198
Reserves purchased	-	24,496	-
Sales volumes	(2,422)	(2,125)	(1,104)
Revisions of previous engineering estimates	(3,894)	5,561	(795)
Reserves sold	(2,492)	(981)	-
End of year	35,982	42,300	7,955
  Note: The table continues on the next page.

NOTE N - OIL AND NATURAL GAS PRODUCING ACTIVITIES AND PROPERTIES - continued

(in thousands)	2008	2007	2006
Crude Oil (mBbl):
Beginning of year	8,242	5,580	4,957
Extensions and discoveries	1,046	719	778
Reserves purchased	-	2,543	-
Sales volumes	(1,132)	(974)	(791)
Revisions of previous engineering estimates	(313)	467	636
Reserves sold	(215)	(93)	-
End of year	7,628	8,242	5,580

Proved developed reserves:
Natural gas (mmcf):
Beginning of year	28,946	6,286	7,846
End of year	22,559	28,946	6,286
Crude Oil (mBbl):
Beginning of year	4,131	2,262	1,813
End of year	3,477	4,131	2,262

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved developed and undeveloped oil and natural gas reserves. Prices used to determine future cash inflows were based on the respective year-end posted prices, as adjusted for quality, fees and price differentials, as utilized for the Company's proved developed reserves. The prices were $5.245, $6.445 and $5.40 per mcf of natural gas and $41.25, $92.75 and $57.75 per barrel of oil as of December 31, 2008, 2007 and 2006. Prices for hedges that are in place for a portion of our 2009 through 2011 projected sales were used to adjust price expectations for those years. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's reserves and the tax basis of proved oil and natural gas properties and available operating losses and temporary differences.

(in thousands)	2008	2007	2006
Future cash inflows	$575,137	$1,126,799	$371,475
Future production and development costs	(303,915)	(410,254)	(182,459)
Future income tax benefit (expense)	-	(156,835)	(37,901)
Future net cash flows	271,222	559,710	151,115
10% annual discount to reflect timing of net cash flows	(133,761)	(249,740)	(49,096)
Standardized measure of discounted future net cash flows relating to proved reserves	$137,461	$309,970	$102,019

The principal factors comprising the changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31:

(in thousands)	2008	2007	2006
Standardized measure, beginning of year	$309,970	$102,019	$98,023
Extensions and discoveries	29,839	53,946	32,880
Reserves purchased	-	118,100	-
Sales and transfers, net of production costs	(102,204)	(62,993)	(46,721)
Reserves sold	(15,342)	(5,545)	-
Revisions in quantity and price estimates	(197,446)	157,299	(1,280)
Net change in income taxes	81,647	(63,058)	9,315
Accretion of discount	30,997	10,202	9,802
Standardized measure, end of year	$137,461	$309,970	$102,019

NOTE O - Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents TXCO's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
Assets - Derivative instruments	$ -	$ -	$10,698
Liabilities - Derivative instruments	$ -	$ -	$3,487

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

(in thousands)	Derivatives	Total
Balance as of January 1, 2008	$(8,718)	$(8,718)
Total losses (realized or unrealized):
Included in earnings *	(6,443)	(6,443)
Included in other comprehensive income *	22,372	22,372
Purchases, issuances and settlements	-	-
Transfers in and out of level 3	-	-
Balance as of December 31, 2008	$7,211	$7,211
Change in unrealized gains or losses included in earnings (or changes in
net assets) relating to derivatives still held as of December 31, 2008	$15,929	$15,929

* On the Consolidated Income Statements, realized gains or losses from commodity derivatives are included as adjustments to the "Oil and Natural Gas Sales" revenues, while those from interest rate hedges are included in "Interest Expense." Unrealized losses or gains are included in "Other Comprehensive Income" in "Stockholders' Equity" on the Consolidated Balance Sheets, since these derivatives have been designated as cash flow hedges.

NOTE P - Selected Quarterly Financial Information (Unaudited)

(In thousands, except earnings per share data)	First	Second	Third	Fourth	Total
2008
Total revenues	$32,326	$48,702	$41,683	$21,025	$143,736
Income (loss) from operations	6,586	17,322	13,981	(18,315)	19,574
Net (loss) income	4,252	10,129	7,015	(15,514)	5,882
Income (loss)available to common stockholders	3,268	8,709	5,595	(18,045)	(473)

Earnings Per Share: (1)
Basic	$0.10	$0.25	$0.16	$(0.51)	$(0.01)
Diluted	0.09	0.24	0.16	$(0.51)	$(0.01)

2007
Total revenues	$11,220	$22,336	$28,273	$32,077	$93,906
Income (loss) from operations	(2,596)	914	6,367	5,722	10,407
Net (loss) income	(1,892)	(1,314)	2,379	2,167	1,340
Income (loss)available to common stockholders	(1,892)	(1,314)	2,379	1,770	943

Earnings Per Share: (1)
Basic	$ (0.06)	$ (0.04)	$0.07	$0.05	$0.03
Diluted	(0.06)	(0.04)	0.07	0.05	0.03

(1) Quarterly earnings per share are based on the weighted average number of shares outstanding during the quarter. Because of the increase in the number of shares outstanding during the quarters due to exercises of warrants and stock options, as well as newly issued shares, the sum of quarterly earnings per share may not equal earnings per share for the year.

NOTE Q - SUBSEQUENT EVENTS

In February 2009, TXCO retained Goldman, Sachs & Co. as a financial advisor for a strategic alternatives review designed to enhance stockholder value. All options are under consideration, including the potential sale of leasehold interests or other assets, a merger or sale of the Company. No formal decisions have been made and no agreements have been reached at this time. There can be no assurance that any particular alternative will be pursued or that any transaction will occur, or on what terms. TXCO does not expect to disclose developments from this review unless its board of directors approves a definitive transaction.

In order to enhance liquidity, TXCO sold all interests in its pipeline system to Clear Springs Energy Company LLC, a Texas limited liability company, effective February 1, 2009. The Company's net basis in its pipeline was approximately $4.9 million.  TXCO expects to continue to utilize this pipeline system to transport much of its natural gas production.

On March 9, 2009, a holder of preferred stock demanded redemption of 34,409 shares of Series D Convertible Preferred Stock and 15,000 shares of Series E Convertible Preferred Stock. Generally, holders of the preferred stock are entitled to receive dividends, payable quarterly, at the rate of 6.5% and 6.0% per annum for Series D and Series E, respectively. In connection with the Company's breach of the current ratio in our bank credit facilities, the dividend rate is increased to 12% per annum for both the Series D and Series E Preferred Stock until such time as the breach of the current ratio covenant is cured.

TXCO Resources Inc.
Schedule II - Valuation and Qualifying Reserves

(in thousands)	Balance Beginning of Period	Charged to Costs and Expense	Deductions	Balance End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts, trade accounts	$27	$-	$-	$27
Impairment of oil and natural gas properties	2,975	1,434	-	4,409
Impairment of oil sands project	-	11,340	-	11,340

Year Ended December 31, 2007
Allowance for doubtful accounts, trade accounts	$27	$-	$-	$27
Impairment of oil and natural gas properties	2,570	405	-	2,975

Year Ended December 31, 2006
Allowance for doubtful accounts, trade accounts	$27	$-	$-	$27
Impairment of oil and natural gas properties	2,403	167	-	2,570