Form 10-K/A
period 2008-12-31
TXCO Resources Inc
filed 2009-04-30
CIK 313395

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
Documents Incorporated by Reference:  None.

TXCO RESOURCES INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the U.S. Securities and Exchange Commission on March 16, 2009 (the "Original Filing"). We are filing this Amendment No. 1 for the sole purpose of including information in Part III, Items 10 through 14, because the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders will not be filed with the SEC within 120 days after the end of our 2008 fiscal year.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive Proxy Statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which have occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Board Composition

As of March 31, 2009, the Board of Directors was composed of seven members, divided into three classes as follows:

				Term			Governance
				Expiring	Audit	Compensation	and Nominating
	Name	Age	Class	In	Committee	Committee	Committee
*	Alan L. Edgar	63	B	2009	*	*	*
*	Dennis B. Fitzpatrick	65	A	2011	**		*
*	Jon Michael Muckleroy	78	B	2009		**	*
*	Michael J. Pint	65	C	2010	*		**
*	Jacob Roorda	51	A	2011		*	*
**	James E. Sigmon	60	C	2010
*	Anthony Tripodo	56	A	2011	*		*

*	Member
**	Chairperson

Alan L. Edgar has been involved in energy-related investment banking and equity analysis for more than 35 years.  Since 1998, Mr. Edgar has served as Chairman of Cochise Capital, a privately held investment bank based in Dallas, Texas, specializing in energy-related mergers and acquisitions and equity and debt financing.  Mr. Edgar's previous energy investment banking experience includes serving as Corporate and Research Director of Schneider, Bernet & Hickman, Inc. (Thompson, McKinnon) from 1972 through 1986, Managing Director of the Energy Group of Prudential-Bache Capital Funding from 1987 to 1990, and Managing Director and Co-Head of the Energy Group of Donaldson, Lufkin & Jenrette Securities, Inc. from 1990 to 1997.  Mr. Edgar serves as a Director of Marion Energy Limited (AU: MAE).  Mr. Edgar earned an economics degree from Monash University in Melbourne, Australia, and an MBA from Southern Methodist University. Mr. Edgar has served as a director of the Company since 2000.

Dennis B. Fitzpatrick is the Chairman, CEO and Director of D.B. Fitzpatrick & Co., Inc., an asset management firm based in Boise, Idaho, and has served in that role since 1984.  Prior to organizing D.B. Fitzpatrick & Co., Inc., Mr. Fitzpatrick taught corporate finance courses as a faculty member at the University of Idaho, Boise State University and the University of Colorado.  He is a chartered financial analyst and has been a financial consultant to several companies.  Mr. Fitzpatrick holds a doctorate in finance and a bachelor's degree in applied mathematics from the University of Colorado and an MBA from the University of Santa Clara. Mr. Fitzpatrick has served as a director of the Company since 2005.

Jon Michael Muckleroy offers more than 50 years of business experience, including extensive experience in energy-related industries.  Mr. Muckleroy held management positions with Florida Gas Company, Saxon Oil Company and Houston Liquid Fuels, and has been an advisor to several exploration and production companies.  He served as Chairman and CEO of Enron Liquid Fuels from 1985 to 1993.  Mr. Muckleroy was a Director of EXCO Resources, a public company involved in the acquisition, development and exploitation of oil and natural gas properties from 2002 to 2004.  In 2006, Mr. Muckleroy took the position of CEO of M & M Energy, which is involved in creating an energy research park.  In June 2008, Mr. Muckleroy took the position of Chief Executive Officer of Millenium E&P Resource Fund I, LLC. He remains involved in management of a substantial family portfolio of oil and gas investments through M.P. Phoenix Holding, Ltd. and D.S. Family Partnership. Mr. Muckleroy holds a bachelor's degree in marketing and finance from Southern Methodist University. Mr. Muckleroy has served as a director of the Company since 2005.

Michael J. Pint is a business investor with more than 40 years of banking experience, including a four-year term as Commissioner of Banks of Minnesota and Chairman of the Minnesota Commerce Commission.  From 1966 to 1983, Mr. Pint was with the Federal Reserve Bank of Minneapolis, Minnesota, and at the time of his departure was serving as its Senior Vice President and Chief Financial Officer.  Since 1983, Mr. Pint has served in the capacity of Chairman, President or Director of 40 different banks and bank holding companies throughout the United States.  Recently, Mr. Pint was the owner of Valley Bank of Arizona, located in Phoenix, Arizona, until it was sold in 2003.  He currently serves as Chairman of the Board of Intrastate, Inc.; Chairman of the Board of Airport, Town & Yellow Taxis; and Director of Penchant Software, all private companies.  Mr. Pint has a bachelor's degree in Finance from the University of Northern Iowa and studied at Rutgers University Stonier Graduate School of Banking. Mr. Pint has served as a director of the Company since 1997.

Jacob Roorda is President, CEO and a Director of Canoe Financial Corp. of Calgary, Alberta, which manages the EnerVest group of investment funds. He joined Canoe in August 2008. Previously he was Vice President, Corporate of Harvest Energy Trust, a publicly traded oil and natural gas royalty trust based in Calgary.  Mr. Roorda was a member of the founding group and President of Harvest Energy from July 2002 until February 2006, when it merged with another royalty trust.  Prior to joining Harvest Energy, he held the position of Managing Director and was a member of the board of directors of Research Capital Corporation, an investment banking firm, from 1999 to 2002.  Mr. Roorda co-founded PrimeWest Energy Trust in January 1996 and served on the board of directors and as Vice President, Corporate until 1999.  From 1991 to 1996, Mr. Roorda was Manager, Business Development at Fletcher Challenge Petroleum Inc.  From 1987 to 1991, Mr. Roorda was a Vice President in the equity research group and was a ranked oil and natural gas analyst at BZW Canada Ltd. in Toronto (a subsidiary of Barclays Bank).  Prior to joining BZW Canada Ltd., Mr. Roorda held a number of senior engineering positions with Dome Petroleum Ltd.  He is one of the founding shareholders and currently serves on the board of directors of North Peace Energy Corp., a publicly traded oil exploration and production company.  Mr. Roorda also serves on the board of directors of Argosy Energy, Inc., a publicly traded company focused on the acquisition, exploration and development of oil and natural gas in Western Canada. Mr. Roorda is a Professional Engineer and holds a Bachelor of Applied Science (Eng.) degree from Queen's University, Kingston, Ontario, and an MBA from the University of Calgary. Mr. Roorda has served as a director of the Company since 2008.

James E. Sigmon has served as the Company's Chief Executive Officer since February 1985 and also from July 1984 to October 1984.  He served as President of the Company from July 1984 until June 2008. Mr. Sigmon has served as a Director of the Company since 1984 and in December 2006 he was elected Chairman of the Board.  As an engineer, Mr. Sigmon has been active for more than 35 years in the exploration and development of oil and gas properties.  Prior to joining the Company, he was an engineer with Halliburton Co. and he served in the management of Retamco Properties, a private oil and gas exploration company, based in San Antonio, Texas, that was active in drilling wells in South Texas.  He served as a Director of ExproFuels, Inc., a former subsidiary of the Company, from 1994 to 1998.  Mr. Sigmon received his Bachelor of Science degree in electrical engineering from the University of Texas at Arlington.

Anthony Tripodo is Executive Vice President and Chief Financial Officer of Helix Energy Solutions Group, Inc. ("Helix"), of Houston, Texas, a public oilfield service company.  Before joining Helix as an officer in June 2008, he was the Executive Vice President and Chief Financial Officer of Tesco Corporation, a public company involved in the design, manufacture and service delivery of innovative drilling technology for the upstream energy industry.  Prior to joining Tesco Corporation in January 2007, Mr. Tripodo founded Arch Creek Advisors LLC, an investment banking firm specializing in capital formation and M&A advisory services for the oil and gas industry, in 2003.  From 1997 to 2003, he served as Executive Vice President of Veritas DGC, a geophyscial services provider to the energy industry.  Prior to joining Helix as an officer, Mr. Tripodo served on its board of directors, where he also served as chairman of the audit committee and a member of the governance committee. He previously served on the board of directors and the audit committee of Petroleum Geo-Services ASA, a publicly traded oilfield services firm, and on the board of directors of Vetco International Ltd., a privately owned oilfield service company based in London, where he also served as chairman of the audit and compliance committees. Mr. Tripodo earned his Bachelor of Arts degree in Business at St. Thomas University in Miami, Florida. Mr. Tripodo has served as a director of the Company since 2008.

Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of March 31, 2009:

Name	Age	Position
James E. Sigmon	60	Chief Executive Officer
Gary S. Grinsfelder	59	President
P. Mark Stark	54	Vice President, Treasurer and Chief Financial Officer
James J. Bookout	47	Vice President and Chief Operating Officer
M. Frank Russell	60	Vice President, Secretary and General Counsel
Roberto R. Thomae	58	Vice President - Capital Markets
Richard A. Sartor	56	Controller

Information on Mr. Sigmon's service to TXCO and prior experience is included above in the Board Composition section of this Item.

Mr. Grinsfelder was named the Company's President in June 2008, responsible for land, exploration, legal and investor relations and corporate communications functions. He joined TXCO as Vice President - Exploration following TXCO's acquisition of Output Exploration LLC in April 2007. Prior to April 2007, he was Executive Vice President of Exploration and Business Development for Output Exploration, LLC. A geologist with more than 30 years of oil and gas industry experience, he was Vice President of Exploration for Triad Energy before joining Output Exploration, LLC in 1994. Previously, he was with Union Oil Company of California, American Petrofina and Spartan Petroleum Corporation. Mr. Grinsfelder serves as a Director of Royale Energy, Inc. (Nasdaq: ROYL). He holds a Bachelor of Science in Geology from Southern Methodist University, and pursued graduate studies at the University of Puerto Rico and University of Houston.

Mr. Stark has served as the Company's Vice President, Treasurer and Chief Financial Officer since June 2003. He is responsible for all accounting, finance and treasury functions for the Company and its subsidiaries. Mr. Stark has more than 25 years of corporate financial experience with an emphasis in the natural resources and agribusiness industries.  He previously served as Chief Financial Officer of Alamo Water Refiners, Inc., Dawson Production Services Inc. (NYSE: DPS), and Venus Exploration Inc. (NASDAQ: VFNX), before joining the Company. He received a Bachelor of Business Administration from the University of Texas at Austin and a MBA from Southern Methodist University.

Mr. Bookout, P.E., has served as the Company's Vice President and Chief Operating Officer since June 2003. Mr. Bookout joined the Company in 2002 as Operations Manager. He is responsible for all of the Company's exploration, drilling and production functions. Mr. Bookout has  more than 25 years experience in exploration and production operations, serving in operation positions with such firms as Pioneer Natural Resources USA Inc. (NYSE: PXD) as Senior Operations Engineer, Abraxas Petroleum Corp. (AMEX:ABP) as Senior Operations Engineer, Network International as Engineering/Marketing Manager, and Venus Exploration Inc. (NASDAQ: VFNX) as Operations Manager. He received a Bachelor of Science degree in petroleum engineering from Texas A&M University.

Mr. Russell has served as the Company's Vice President and General Counsel since March 2006, and as Secretary since June 2008. He is responsible for all corporate legal matters of the Company and its subsidiaries, including acquisitions, regulatory, contracts and litigation. He has more than 30 years of legal experience with an emphasis on the energy industry and corporate law, including 22 years as lead outside counsel to the Company. He joined the Company from Barton, Schneider, Russell & East L.L.P., a San Antonio-based law firm, where he was Managing Partner. Mr. Russell received Bachelor of Arts and Doctor of Jurisprudence degrees from the University of Texas at Austin.

Mr. Thomae has served as the Company's Vice President of Capital Markets since June 2003. He is responsible for the Company's financial market and investment community contacts, investor relations and corporate communications. Mr. Thomae has more than 30 years of corporate financial experience with an emphasis in the management of public and private oil and gas exploration companies, including audit and tax advisory services while employed with several international public accounting firms. He served as the Company's Corporate Secretary from March 1997 until June 2008. He served as the Company's Chief Financial Officer, Treasurer and Vice President-Finance from September 1996 through June 2003. From September 1995 through September 1996 he was a consultant to the Company in a financial management capacity. From 1989 through 1995, Mr. Thomae was self-employed as a management consultant primarily involved in the development of domestic and international oil and gas exploration projects and the marketing of refined products. He received a Bachelor of Business Administration degree in accounting from the University of Texas at Austin.

Mr. Sartor has served as the Company's Controller since April 1997.  He has nearly 30 years of accounting and energy industry experience. A Certified Public Accountant since 1980, Mr. Sartor operated a private accounting practice from 1989 to 1997 and has been with such companies as Tesoro Petroleum, Gulf Energy & Development and Hondo Oil & Gas. Mr. Sartor received a Bachelor of Business Administration degree from the University of Texas at Austin and an MBA from the University of Texas at San Antonio.

Each director and executive officer has agreed to be named in this Amendment No. 1 and to serve in the capacities indicated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TXCO's directors, officers, and beneficial holders of more than 10% of a registered class of TXCO's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To our knowledge, based solely on a review of such reports or written representations received from such persons, all of our current directors, officers, and beneficial holders of more than 10% of the Company's stock complied with all of the Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal year 2008.

Code of Conduct and Code of Ethics

TXCO's Board of Directors has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and controller (or persons performing similar functions) and a Code of Conduct that applies to all directors, officers, and employees of the Company. A copy of each is available on the Investor Relations section of TXCO's website at www.txco.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of either Code by posting such information on the Investor Relations section of TXCO's website.

Audit Committee

The Board of Directors has established a standing Audit Committee. Membership of the Audit Committee is determined annually by the Board of Directors. Adjustments to committee assignments may be made at any time. As of March 31, 2009, membership of the Audit Committee was as set forth above under "Board Composition."

The Board of Directors has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the SEC and Nasdaq. The Board has also determined that Messrs. Fitzpatrick and Edgar are "audit committee financial experts" under SEC rules, have accounting or related financial management experience, and are financially sophisticated under the Nasdaq Marketplace Rules.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy, Principles and Policies

In order to understand our compensation philosophy, principles and policies, it is helpful to understand our historical financial performance.  Prior to 2004, we showed profits in only three years since our formation in 1979. During most of this 24-year period, oil and gas prices were low, sources of debt and equity capital were scarce and our assets were generally illiquid. These conditions forced us to minimize general and administrative overhead, including executive and director compensation, to permit the Company to survive and grow. Until 2007, our philosophy, policies and programs for executive and director compensation were for the most part established during these lean years.

In the beginning of 2008, based upon the Company's financial performance in 2006 and 2007, the findings of several benchmark analyses (as further described below), and the Company's acquisition of Output Exploration, LLC in April 2007, the Compensation Committee made certain modifications to the named executive officers' compensation.

The Company's executive compensation program is designed to accomplish the following objectives:
• To attract and retain motivated executives who substantially contribute to the Company's long-term success and the creation of stockholder value;
• To reward executives when the Company performs well financially; and
• To be competitive with the Company's peers without establishing compensation targets at specific benchmark percentiles.

The Compensation Committee believes that compensation decisions are complex and best made after a review of Company performance and competitive pay information of the Company's peers. Specifically, in determining individual pay components of the named executive officers, the Compensation Committee considers the Company's financial and operational performance, such as earnings per share, profitability, cash flow as determined by several measures, revenue growth, reserve replacement and business-unit-specific operational and financial performance.

The Compensation Committee designs and approves executive compensation packages to reward both Company performance and the achievement of strategic business objectives, which the Compensation Committee believes aligns the long-term interests of the named executive officers with stockholders. Accordingly, as the Company's production, reserves, cash flow as determined by several measures, and profits increase, so does executive compensation. Conversely, if production, reserves and profits decrease, executive compensation may be less generous.

The Company's Chief Executive Officer, Mr. James Sigmon, entered into an employment agreement with the Company in October 1984. Under the terms of this agreement, Mr. Sigmon's employment may be terminated by either the Company or Mr. Sigmon upon 90 days written notice, with or without cause.

In June 2008, the Board separated the roles of Chief Executive Officer and President in order to facilitate the operations of the Company. Mr. Sigmon continues as Chief Executive Officer and Mr. Gary Grinsfelder was promoted from Vice President - Exploration to President. As President, Mr. Grinsfelder is part of the team that is responsible for the Company's overall growth as well as managing the Company's land, exploration, legal, and investor relations and corporate communications departments.

Role of the Compensation Committee

The Compensation Committee approves, or recommends to the Board of Directors for approval, all compensation decisions for the named executive officers, including base salaries, short-term cash incentive awards and long-term equity incentive awards. The Compensation Committee also administers the Company's 2005 Stock Incentive Plan.

The Compensation Committee aims to structure executive compensation in a manner that achieves the compensation objectives described above. In general, in approving executive compensation, the Compensation Committee reviews and considers, among other things:
•      The Chief Executive Officer's recommendations on executive compensation, except for his own compensation;
•      The Company's financial and operating performance;
•      Competitive pay information of the Company's peers;
•      Recommendations of the Company's compensation consultant; and
•      Historical compensation information of each named executive officer and changes in the cost-of-living, if any.

Role of the Chief Executive Officer and Chief Financial Officer

The Company's Chief Executive Officer, Mr. Sigmon, regularly attends Compensation Committee meetings, but not executive sessions. In 2008, Mr. Sigmon advised the Compensation Committee regarding, among other things, (i) the general competitiveness of the Company's executive compensation program, (ii) information on the Company's business strategies and risks, financial results, reserve replacement, and other measures of operational performance, (iii) the findings of a benchmark analysis performed by the Company's outside Human Resource Manager, Padgett, Stratemann & Co., L.L.P., certified public accountants and business advisors ("Padgett") in late 2006, (iv) the findings and recommendations of the Company's Compensation Consultant, Propensity/Hayes International ("Propensity") in early 2007, and (v) his recommendations of the named executive officers' base salaries, short-term cash incentive awards and long-term equity incentive awards, other than himself. Mr. Sigmon did not make any recommendations to the Compensation Committee regarding the amount of his base salary, short-term cash incentive award or long-term equity incentive award in 2008.

In connection with Padgett's and Propensity's engagements with the Company in 2006 and 2007, respectively, both of these advisors reported to Mr. Sigmon and Mr. Stark, the Company's Chief Financial Officer. Mr. Stark assisted the Compensation Committee and Mr. Sigmon in compiling competitive pay information and financial and operational performance information, as well as coordinating with Padgett and Propensity to ensure that the Compensation Committee's requests regarding executive compensation were addressed.

Role of the Outside Human Resources Manager and Compensation Consultant

In November 2006, the Company requested Padgett to conduct a benchmark analysis of numerous key employees' base salaries, including the named executive officers. This review was performed utilizing the most recent Mercer Energy Compensation Survey and ECI Oil & Gas E&P Compensation Survey. The Mercer Energy Compensation Survey contains data submitted by over 180 organizations involved in the oil and gas industry, and the ECI Oil & Gas E&P Compensation Survey contains data submitted by almost 100 oil and gas exploration and production companies. The Compensation Committee considered the competitive pay information provided by these two surveys equally relevant and important.

In connection with the Company's acquisition of Output Exploration, LLC in April 2007, the Company engaged Propensity, a compensation consultant, to review a variety of compensation issues.  In general, Propensity conducted a benchmark analysis to ensure certain employees, including the named executive officers, were adequately compensated in terms of base salary, short-term incentive pay and long-term incentive pay.

The Compensation Committee did not engage a compensation consultant in 2008, but instead continued to rely on Padgett's 2006 analysis and Propensity's 2007 analysis. The Compensation Committee believed that these analyses provided it with sufficient information in evaluating and determining 2008 compensation levels.

Benchmarking of Executive Compensation

In approving the named executive officers' base salaries during 2008, the Compensation Committee referred back to the benchmark analyses that had been done in late 2006 and early 2007. In evaluating competitive pay information, the Compensation Committee did not target the named executive officers' compensation to specific percentiles. Instead, the Compensation Committee approved individual pay components and total compensation levels using an approach that focused on the Compensation Committee's judgment and discretion as to the overall fairness of the named executive officers' compensation. The benchmark analyses referred to above provided the Compensation Committee the framework necessary to make these fairness determinations, as well as assisted them in determining whether such compensation levels accomplished the executive compensation program's objectives.

In March 2007, Propensity benchmarked the Company's executive compensation program against the following oil and gas exploration and production companies:
•	Abraxas Petroleum	•	Goodrich Petroleum
•	American Oil & Gas, Inc.	•	Gulfport Energy
•	Arena Resources	•	Harken Energy
•	Bois d'Arc Energy	•	Harvest Natural Resources, Inc.
•	Brigham Exploration	•	Meridian Resource Corp.
•	Callon Petroleum	•	Parallel Petroleum
•	Cano Petroleum	•	Petrohawk, Inc.
•	Carrizo Oil & Gas, Inc.	•	Petroleum Development Corp.
•	Clayton Williams Energy, Inc.	•	PetroQuest Energy
•	Dorchester Minerals	•	PrimeEnergy Corp.
•	Edge Petroleum	•	Toreador Reserve Corp.
•	Gastar Expl Ltd	•	Warren Resources
•	GMX Resources, Inc.

The above peer companies were selected by Propensity, with the assistance of the Company, based upon their market capitalization, annual revenue and geographical location. The Company elected not to use the peer group utilized in the Company's 2007 performance graph for purposes of benchmarking executive compensation, because the Compensation Committee believed (and continues to believe that) the above companies better represented the Company's direct competitors for employee talent. In the past few years, the Company has been operating in an extremely competitive labor market and believes it competes for executive talent with each of these above companies on a regular basis.

The Compensation Committee approves compensation at levels it believes are fair and will accomplish the executive compensation program's objectives. The Compensation Committee further believes that not restricting compensation levels to specific benchmark percentiles enables it to be responsive to the specific performance of the Company and the dynamics of its industry.

Elements of Compensation

Total compensation for the named executive officers consists of one or more of the following components:
•      Base salary;
•      Short-term cash incentive award;
•      Long-term equity incentive award; and
•      Other perquisites.

Generally, the Compensation Committee annually reviews each element of compensation individually and considers it collectively with the other elements to ensure each named executive officer's total compensation is consistent with the executive compensation program's objectives.

Base Salary
The Company provides the named executive officers with a base level of monthly income for the individual expertise, skills, knowledge and experience they offer to the Company's management team. The named executive officers' base salaries were as follows:

	Base Salary as of 12/31/07 ($)	Base Salary as of 12/31/08 ($)
James E. Sigmon, Chairman &CEO	350,000	350,000

Gary S. Grinsfelder (1), President	185,000	315,000

P. Mark Stark, VP & CFO	220,000	235,000

James J. Bookout, VP & COO	200,000	220,000

M. Frank Russell, VP, Secretary & General Counsel	185,000	195,000

Roberto R. Thomae, VP-Capital Markets	185,000	195,000

(1)   On January 1, 2008, Mr. Grinsfelder's salary, as Vice President of Exploration, was increased to $220,000. However, in connection with Mr. Grinsfelder's promotion to President, his salary was then increased from $220,000 to $315,000 on June 26, 2008.

Except for Mr. Sigmon, each of the other named executive officers received increases in their base salary on January 1, 2008. The Compensation Committee approved these increases as a result of (i) the benchmark analysis performed by Propensity in 2007, and (ii) each named executive officer's continuing increase in responsibilities as a result of the Company's consummation of the Output Exploration, LLC acquisition in April 2007. The acquisition of Output Exploration, LLC immediately doubled the Company's proved reserves and increased its current oil and natural gas production by nearly two-thirds. At the end of 2008, these oil and natural gas properties accounted for approximately 49.7% and 24.2% of the Company's proved reserves and oil and natural gas production, respectively.

As indicated in footnote 1 of the above table, Mr. Grinsfelder's base salary was increased in June 2008 as a result of his promotion to President. Mr. Grinsfelder's increase in base salary was based upon (i) his increased responsibilities, including being part of the team responsible for the Company's overall growth as well as managing the Company's land, exploration, legal, and investor relations and corporate communications departments, and (ii) the competitive pay information of the Company's peers. Prior to his promotion, Mr. Grinsfelder was responsible for only the Company's exploration and development activities.

The salary increases in January 2008 (and again in June 2008 with respect to Mr. Grinsfelder) were not based upon specific benchmark percentiles or upon a formula-driven framework. Instead, the increases were based upon the Compensation Committee's judgment and discretion as to the overall fairness of the named executive officers' base salaries.

None of the named executive officers have received an increase in their base salaries in 2009.

In light of Mr. Sigmon's overriding royalty interest income (as further described below), the Compensation Committee determined Mr. Sigmon's compensation was in-line with the executive compensation program's objectives and, therefore, his base salary was not increased in 2008.

In 1994, the Board of Directors granted Mr. Sigmon a one percent (1%) overriding royalty interest in its Paloma and Kincaid Leases in Maverick County, Texas (when this overriding royalty interest had little or no value), in consideration of Mr. Sigmon agreeing to reduce his base salary to $72,000 per year. In 1996, the Board of Directors expanded this agreement to include a one percent (1%) overriding royalty interest in all oil and gas leases that the Company had then acquired or would acquire during Mr. Sigmon's term as Chief Executive Officer. At the time these agreements were made, Mr. Sigmon's income from the overriding royalty interests was almost nonexistent, but due to the Company's success since 1996 under Mr. Sigmon's leadership, Mr. Sigmon's 2008 gross overriding royalty income equaled $1,879,851. His overriding royalty income is expected to decline substantially for 2009 as a result of the collapse of commodity prices in late 2008.

The overriding royalty interests are Mr. Sigmon's transferable real property rights and are independent from his employment with the Company. Mr. Sigmon is entitled to retain any existing overriding royalty interests he may own upon his separation with the Company. In order to provide a full picture to the Company's stockholders of all of Mr. Sigmon's income streams, the Company has historically disclosed the amount of royalty income received by Mr. Sigmon in the Summary Compensation Table included in the Company's annual proxy statement, and this Amendment No. 1, specifically footnoting that such amount is derived from the overriding royalty interests.

The income received by Mr. Sigmon from his overriding royalty interests has historically been taken into account by the Compensation Committee and the Board of Directors, as applicable, in setting Mr. Sigmon's base salary, short-term incentive pay, and long-term incentive pay, if any.

In 1994 and 1996, when the Board of Directors agreed to grant Mr. Sigmon his overriding royalty interest, the Board believed that this arrangement would align Mr. Sigmon's interests with the success of the Company's oil and gas exploration and production activities, and the Board continues to hold this belief. Notwithstanding, in the beginning of 2008 due to discussions with significant stockholders of the Company, the Company's positive economic performance in 2007, and estimated future oil and gas prices at that time, the Board of Directors acknowledged that stock ownership by Mr. Sigmon in lieu of his ownership of the overriding royalty interests might be preferable, based upon the belief that stock ownership would more directly align Mr. Sigmon's interests with those of the Company's stockholders. Accordingly, upon recommendation of the Board, TXCO stockholders approved the adoption of the TXCO Resources Inc. Overriding Royalty Purchase Plan (the "ORPP") at the 2008 Annual Meeting of Stockholders of the Company held on May 30, 2008.

The ORPP provides the Company the ability to purchase the overriding royalty interests of Mr. Sigmon, in the Company's existing and future oil and gas leases in one or more transactions in exchange for shares of the Company's common stock, cash or a combination thereof, if and when purchase terms are agreed upon by the Board of Directors and Mr. Sigmon. The ORPP has 3,000,000 shares of TXCO common stock reserved for issuance thereunder. On September 22, 2008, the Board of Directors engaged Huddleston & Co., Inc., a petroleum and geological engineering, consulting, and financial services firm, to provide the appraisal report contemplated by the ORPP. However, as a result of the Company's current strategic alternatives review, Huddleston's engagement has been suspended at this time. As previously disclosed, on February 12, 2009, the Company retained Goldman, Sachs & Co. as its financial advisor for a strategic alternatives review designed to enhance stockholder value, with may include sale of certain assets, issuance of stock, additional debt or other securities, or a merger or sale of the Company.

The foregoing summary of the ORPP does not purport to be complete and is qualified by reference to the complete text of the ORPP, which is attached as Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on June 4, 2008, and incorporated by reference herein in its entirety.

Short-Term Cash Incentive Award
Each Company employee, including the named executive officers, is eligible for a short-term, year-end cash incentive award. In recent past years, the amount of the cash incentive award, if paid, was equal to one-half of one month's salary.  However, as a result of the rapid decline in oil and natural gas prices in the fourth quarter of 2008, the amount of the cash incentive award was reduced to one-quarter of one month's salary. The payment of the short-term cash incentive award is in the Compensation Committee's sole discretion. While the payment of the cash incentive award is not based upon pre-established performance goals, its payment has historically depended upon the Company's financial and operating performance during the year. The payment of the short-term cash incentive award is intended to reward all Company employees, including the named executive officers, for their commitment and service to the Company during the prior fiscal year. See the 2008 Summary Compensation Table set forth below in this Amendment No. 1 for further discussion of the amount of the short-term cash incentive award that each named executive officer received.

Long-Term Equity Incentive Award
The Company's 2005 Stock Incentive Plan is designed to align the long-term interests of employees with the Company's stockholders and forms the basis of the Company's long-term incentive plan for the named executive officers. The Compensation Committee believes that a significant portion of an executive's compensation should be dependent on value created for our stockholders. In January 2008, the Compensation Committee granted restricted stock awards to its key employees, including most of the named executive officers.

In determining the size of the 2008 long-term equity incentive awards to the named executive officers, the Compensation Committee considered the following factors:
•      Recommendations of the Company's Chief Executive Officer;
•      The Company's 2007 financial and operational performance, including earnings per share, profitability, revenue growth, cash flow, reserve replacement and business-unit-specific operational and financial performance;
•      The equity grant practices of the Company's peers, without establishing award targets at specific benchmark percentiles;
•      Overall effectiveness of the Company's executive compensation program; and
•      Historical compensation levels for each named executive officer.

In January 2008, each named executive officer, other than Mr. Sigmon, received 10,000 restricted shares of the Company's common stock, vesting in three equal annual installments commencing on the one-year anniversary of the grant date. Due to the limited availability of shares under the Company's 2005 Stock Incentive Plan, the number of restricted shares awarded to such officers in 2008 was one-half of the number of shares awarded in 2007. At the 2008 Annual Meeting of Stockholders, held in May 2008, the Company's stockholders approved an amendment to the 2005 Stock Incentive Plan, which increased the number of shares available for grant by an additional 1,951,000 shares.

On June 26, 2008, Mr. Grinsfelder also received an additional grant of 75,000 restricted shares of the Company's common stock, in connection with his promotion to President of the Company, which vests in three equal annual installments commencing on the one-year anniversary of the grant date.

The amount of the restricted stock award granted in January 2008 to these named executive officers (as well as the amount of additional grant of restricted stock to Mr. Grinsfelder in June 2008) was not based upon specific benchmark percentiles or upon a formula-driven framework. Instead, the amounts were based upon the Compensation Committee's judgment and discretion as to the overall fairness of the named executive officers' total compensation in 2008.

In light of Mr. Sigmon's overriding royalty interests, the Compensation Committee determined Mr. Sigmon's total compensation for 2008 was fair and in-line with the executive compensation program's objectives and, therefore, he was not granted a long-term incentive award in 2008. Mr. Sigmon has not received a long-term equity incentive award since 1998.

Other Perquisites
From time to time, the Company makes available to the named executive officers certain other personal benefits. These perquisites may include club memberships, tickets to sporting or cultural events, tickets to community events, and matching contributions under the Company's 401(k) Plan.  The Company also provides all of its employees, including the named executive officers, certain health insurance benefits.

The Compensation Committee believes these perquisites provide a more tangible incentive than an equivalent amount of cash compensation. In determining total compensation payable to the named executive officers for 2008, the Compensation Committee considered these perquisites. However, as these perquisites represent a relatively insignificant portion of the named executive officers' total compensation, they did not materially influence the Compensation Committee's decision in approving such officers' total compensation.

Change of Control Agreements

The Company has change of control agreements with James E. Sigmon, Gary S. Grinsfelder, James J. Bookout, P. Mark Stark, M. Frank Russell, and Roberto R. Thomae, as well as most other employees of the Company. Under these agreements, upon a change of control of the Company, Mr. Sigmon and Mr. Grinsfelder would each be paid three times their annual salary and Messrs. Bookout, Stark, Russell, and Thomae would each be paid two times their annual salary, regardless of whether their employment with the Company is terminated after such event.

The Compensation Committee did not consider the terms of the change of control agreements in approving the named executive officers' individual pay components or total compensation levels in 2008. Further information regarding these agreements is set forth below in the "Change of Control and Termination Arrangements" section of this Amendment No. 1.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation the Company may deduct for federal income tax purposes in any one year with respect to certain senior executive officers of the Company. However, compensation that is "performance-based," which is compensation that is paid pursuant to pre-established objective performance goals that are based on criteria approved by the stockholders and is determined and administered by the Compensation Committee according to related regulations, is excluded from this $1,000,000 limitation and is deductible by the Company.

Equity Grant Practices

The Compensation Committee has approved, or recommended to the Board of Directors for approval, all grants of equity compensation to the named executive officers. Additionally, from time-to-time, the Compensation Committee authorizes Mr. Sigmon to make equity awards to non-executive employees. While the Compensation Committee may not approve the individual award amounts to each non-executive employee, the aggregate amount of shares of the Company's common stock that may be awarded to the non-executive employees is approved by the Compensation Committee or the Board of Directors. The Company does not have a formal policy on timing of equity grants in connection with the release of material non-public information to affect the value of compensation.  In the event that material non-public information becomes known to the Compensation Committee prior to granting equity awards, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the equity award in order to avoid any potential impropriety.

Executive Compensation in 2009

The Compensation Committee has not granted the named executive officers an increase in base salary, nor has it granted them any equity awards in 2009.

COMPENSATION COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any filings of TXCO Resources Inc. (the “Company”) under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in whole or in part, the following Compensation Committee Report shall not be incorporated by reference into any such filings, and shall not be deemed soliciting material as filed under the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment
No. 1.

TXCO Resources Inc. Compensation Committee

2008 Members

Jon Michael Muckleroy, Alan L. Edgar and Jacob Roorda

2008 Executive Compensation

The following table summarizes total compensation paid or earned by our named executive officers who served in such capacities during 2008, 2007 and 2006.

2008 Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e) (2)	Option Awards ($) (f) (2)	All Other Compensation ($) (i) (3)	Total ($) (j)
James E. Sigmon,	2008	350,000	6,731	-	-	2,141,227	2,497,958
Chairman & CEO	2007	350,000	13,462	-	-	2,221,948	2,585,410
	2006	260,000	10,833	-	-	989,252	1,260,085

Gary S. Grinsfelder,	2008	264,077	5,078	265,106	-	19,455	553,716
President (4)	2007	92,500	7,115	54,833	-	2,620	157,068

P. Mark Stark,	2008	233,846	4,497	199,703	-	18,326	456,372
VP & CFO	2007	216,154	8,462	131,767	-	13,834	370,217
	2006	175,000	7,292	80,575	18,000	875	281,742

James J. Bookout,	2008	218,462	4,201	199,706	-	18,876	441,245
VP & COO	2007	196,923	7,692	131,767	-	18,156	354,538
	2006	160,000	6,667	80,575	18,000	4,000	269,242

M. Frank Russell,	2008	194,231	3,735	223,006	-	18,457	439,429
VP, Secretary & General	2007	180,192	7,115	155,067	-	18,642	361,016
Counsel	2006	125,000	6,250	83,400	-	188	214,838

Roberto R. Thomae,	2008	194,231	3,735	199,706	-	18,600	416,272
VP-Capital Markets	2007	181,535	7,115	131,767	-	18,808	339,225
	2006	160,000	6,667	80,575	-	4,800	252,042

(1)   These amounts reflect the short-term cash incentive award paid in 2008, 2007, and 2006, as applicable, which is further discussed in the Compensation Discussion and Analysis section of this Amendment No. 1.

(2)   For 2008, these amounts reflect the compensation expense recognized by the Company in 2008 for financial statement reporting purposes in accordance with FAS 123R for restricted stock awards, except no assumptions for forfeitures were included, and includes restricted stock awards granted in 2006, 2007 and 2008. Additional information regarding the assumptions used in calculating such compensation expense is set forth in Note F of the Notes to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009. No forfeitures occurred during 2008 for the named executive officers.

        For 2007, these amounts reflect the compensation expense recognized by the Company in 2007 for financial statement reporting purposes in accordance with FAS 123R for restricted stock awards, except no assumptions for forfeitures were included, and includes restricted stock awards granted in 2006 and 2007. Additional information regarding the assumptions used in calculating such compensation expense is set forth in Note F of the Notes to Consolidated Financial Statements of our 2007 Annual Report on Form 10-K, filed with the SEC on March 17, 2008. No forfeitures occurred during 2007 for the named executive officers.

        For 2006, these amounts reflect the compensation expense recognized by the Company in 2006 for financial statement reporting purposes in accordance with FAS 123R for stock option and restricted stock awards, as applicable, except no assumptions for forfeitures were included, and includes stock option awards granted in 2004 and restricted stock awards granted in 2006. Additional information regarding the assumptions used in calculating such compensation expense is set forth in Note F of the Notes to Consolidated Financial Statements of our 2006 Annual Report on Form 10-K, filed with the SEC on March 16, 2007. No forfeitures occurred during 2006 for the named executive officers.

NOTE: The footnotes to this table continue on the next page.

(3)  For 2008, these amounts represent for Mr. Sigmon: $1,879,851 in royalty income received from his overriding royalty interests in Company oil and gas leases, the value of the 1% overriding royalty interests he acquired in oil and natural gas leases acquired by the Company during 2008, which was valued by the Company at $237,147, $6,900 matching contribution to the Company's 401(k) Plan, $5,801 for club dues, and $11,528 for sporting event tickets; for Mr. Grinsfelder: $6,893 matching contribution to the Company's 401(k) Plan, $11,528 for sporting event tickets and $1,034 for club dues; for Mr. Stark: $6,190 matching contribution to the Company's 401(k) Plan, $608 for club dues, and $11,528 for sporting event tickets; for Mr. Russell: $5,849 matching contribution to the Company's 401(k) Plan, $1,080 for club dues, and $11,528 for sporting event tickets; for Mr. Bookout: $6,271 matching contribution to the Company's 401(k) Plan, $1,077 for club dues, and $11,528 for sporting event tickets; and for Mr. Thomae: $5,844 matching contribution to the Company's 401(k) Plan, $1,228 for club dues, and $11,528 for sporting event tickets.

The value of Mr. Sigmon's 1% overriding royalty interests acquired during 2008 ($237,147) is equal to 1% of the Company's purchase price of such oil and natural gas leases. See the Compensation Discussion and Analysis section of this Amendment No. 1 for further discussion of Mr. Sigmon's overriding royalty interests.

(4) Mr. Grinsfelder joined the Company in May 2007 in connection with the Company's acquisition of Output Exploration, LLC.

2008 Grants of Plan-Based Awards Table
Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i) (1)	All Other Options Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l) (2)
James E. Sigmon	n/a	-	-	-	-
Gary S. Grinsfelder	1/24/08	10,000	-	-	119,800
	6/26/08	75,000	-	-	807,000
P. Mark Stark	1/24/08	10,000	-	-	119,800
James J. Bookout	1/24/08	10,000	-	-	119,800
M. Frank Russell	1/24/08	10,000	-	-	119,800
Roberto R. Thomae	1/24/08	10,000	-	-	119,800

(1)  Amounts reflect the annual long-term equity incentive award granted in the form of restricted stock to the named executive officers on January 24, 2008. Mr. Grinsfelder received an additional restricted stock award of 75,000 shares of the Company's common stock on June 26, 2008, in connection with his promotion to the position of the President of the Company All of the restricted stock awards were granted under the Company's 2005 Stock Incentive Plan and vest in three equal annual installments commencing on the one-year anniversary of the grant date.

(2)  Amounts reflect the aggregate grant date fair value of the restricted stock awards made in 2008, computed in accordance with FAS 123R, except no assumptions for forfeitures were included. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note F of the Notes to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009. The Company does not currently expect to pay dividends on its common stock.

2008 Outstanding Equity Awards at Fiscal Year-End Table
		Option Awards					Stock Awards
Name (a)	Grant Date (1)	Number of Securities Underlying Unexercised Options -- Exer-cisable (#) (b)	Number of Securities Underlying Unexercised Options -- Unexer-cisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#) (d)	Options Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (7) (h)
James E. Sigmon	-	-	-	-	-	-	-	-

Gary S. Grinsfelder	05/11/2007	-	-	-	-	-	16,667 (4)	24,834
	01/24/2008	-	-	-	-	-	10,000 (5)	14,900
	06/26/2008	-	-	-	-	-	75,000 (6)	111,750

P. Mark Stark	06/20/2003	25,000	-	-	4.38	06/20/13	-	-
	09/30/2004	25,000	-	-	5.00	09/30/14	-	-
	01/27/2006	-	-	-	-	-	10,000 (2)	14,900
	05/11/2007	-	-	-	-	-	13,334 (4)	19,868
	01/24/2008	-	-	-	-	-	10,000 (5)	14,900

James J. Bookout	09/30/2004	25,000	-	-	5.00	09/30/14	-	-
	01/27/2006	-	-	-	-	-	10,000 (2)	14,900
	05/11/2007	-	-	-	-	-	13,334 (4)	19,868
	01/24/2008						10,000 (5)	14,900

M. Frank Russell	03/23/2006	-	-	-	-	-	10,000 (3)	14,900
	05/11/2007	-	-	-	-	-	13,334 (4)	19,868
	01/24/2008						10,000 (5)	14,900

Roberto R. Thomae	09/23/1999	50,000	-	-	2.125	09/23/09	-	-
	08/01/2001	50,000	-	-	2.96	08/01/11	-	-
	01/27/2006	-	-	-	-	-	10,000 (2)	14,900
	05/11/2007	-	-	-	-	-	13,334 (4)	19,868
	01/24/2008						10,000 (5)	14,900

(1) For a better understanding of the table, an additional column showing the grant date of stock options and restricted stock awards has been included.

(2) These shares vested on January 27, 2009.

(3) These shares vested on March 23, 2009.

(4) These shares vest in 50% increments on May 11, 2009 and 2010.

(5) These shares vest in 33 1/3% increments on January 24, 2009, 2010 and 2011.

(6) These shares vest in 33 1/3% increments on June 26, 2009, 2010 and 2011.

(7) Market value of the unvested restricted stock is based upon the closing sale price of the Company's common stock of $1.49 on December 31, 2008, the last business day of the 2008 fiscal year.

2008 Option Exercises and Stock Vested Table
	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (2) (e)
James E. Sigmon	400,000	4,275,000	-	-
Gary S. Grinsfelder	-	-	8,333	92,746
P. Mark Stark	-	-	16,666	196,693
James J. Bookout	-	-	16,666	196,693
M. Frank Russell	-	-	16,666	196,693
Roberto R. Thomae	-	-	16,666	196,693

(1)  The value realized on exercise of stock options is based upon the difference between the market price of the Company's common stock on the date of exercise and the exercise price of the stock options.

(2) The value realized on vesting of restricted stock is based upon the market price of the Company's common stock on the applicable vesting date.

Change of Control and Termination Arrangements

Change of Control Agreements
The Company has entered into change of control agreements with each of James E. Sigmon, Gary S. Grinsfelder, P. Mark Stark, James J. Bookout, M. Frank Russell, and Roberto R. Thomae, as well as most other employees of the Company. If there is a "change of control" of the Company, then each of the foregoing executives is entitled to be paid two times his annual salary, except for Mr. Sigmon and Mr. Grinsfelder, who are each entitled to be paid three times their annual salary. If any payments to an employee, whether pursuant to the change of control agreement, an employee benefit plan of the Company, or another arrangement with the Company, would result in an "excess parachute payment" within the meaning of Section 4999 of the Internal Revenue Code, the Company will pay such additional amounts to such employee as is necessary so that such employee is in the same after-tax position that the employee would have been if Section 4999 did not apply.

The change of control payments will be paid to the Company's employees in lump sum on or before 30 days following the date of the change of control; provided, the Company can defer the payments until March 15th of the year that follows the year in which the change of control occurred.  In the event an employee is terminated during such period, the lump sum payments must be paid to the employee on or before 10 days following such termination. The Company's employees are entitled to the change of control benefits regardless of whether their employment is terminated by the Company.

Generally, a "change of control" means one or more of the following events or occurrences:
(i)
any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, or pursuant to which shares of the Company's common stock would be converted in whole or in part into cash, securities or other property, other than a merger of the Company in which the holders of the Company's common stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or any sale, lease, exchange or transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company,

(ii)	the Company's stockholders approve any plan or proposal for the liquidation or dissolution of the Company,
(iii)
any person other than the Company or a subsidiary thereof or any employee benefit plan sponsored by the Company or a subsidiary thereof or a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, shall become the beneficial owner of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities ordinarily (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise,

(iv)
at any time during a period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors of the Company shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Company's stockholders of each new director during such two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period, or

(v)	any other event shall occur that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

The change of control agreements were structured as "single trigger" arrangements to provide retention incentives for the Company's employees, including the named executive officers, during what can often be an uncertain time for employees. As change of control events frequently result in internal restructuring and the termination of employees, the Compensation Committee believes that these agreements permit the Company's employees to focus their attention and energy on the Company's business without any distractions regarding the potential effects of a change of control. Additionally, these arrangements provide employees with additional monetary motivation to complete a transaction that the Board of Directors believes is in the best interests of the Company and its stockholders.

The amount of the change of control payments, three times annual salary for Mr. Sigmon and Mr. Grinsfelder, and two times annual salary for the other named executive officers, was set in the Compensation Committee's judgment and discretion and not upon a formula-driven framework. These agreements also provide for a tax gross-up payment in the event the employees are subject to the excise tax imposed on certain "excess parachute payments" pursuant to Section 4999 of the Internal Revenue Code. The Compensation Committee believes that the tax gross-up provisions are appropriate to ensure that employees receive the full value of the payments and benefits available under these agreements. The change of control agreements are designed to provide balanced and appropriate post-change of control benefits that eliminate any potential tension between the interests of the Company's employees and its stockholders. The imposition of the punitive taxes imposed by Section 4999 of the Internal Revenue Code on "excess parachute payments" significantly and adversely upsets that balance. Therefore, the Compensation Committee believes it is necessary, in order to satisfy its objectives in providing these agreements, to shield the Company's employees from the negative tax consequences imposed on "excess parachute payments."

TXCO Resources Inc. 2005 Stock Incentive Plan
In addition to the change of control agreements referenced above, the Company's 2005 Stock Incentive Plan provides, generally, that employees' outstanding, unvested stock options and restricted stock awards will vest (i) upon a change of control or (ii) upon the dissolution or liquidation of the Company, or (iii) if the Company merges into, consolidates with, or sells or otherwise transfers all or substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting or acquiring corporation of outstanding awards under the plan, or for the substitution of new awards therefor.

The plan also provides that the Compensation Committee may, in its discretion, provide in any award agreement for certain payments to be made by the Company to a participant in the event acceleration of the vesting of restricted stock or stock options is subject to the excise tax imposed under Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax. An award agreement may also provide that the participant shall be entitled to receive a gross-up payment in an amount such that after payment by the participant of all taxes (including interest and penalties), including excise tax payment on the gross-up payment, the participant retains a net amount equal to the excise tax imposed upon such acceleration of restricted stock or stock options.

For participants who are not employees, a "change of control" is triggered if incumbent directors cease for any reason to constitute at least a majority of the Board of Directors. Incumbent directors are the individuals who constituted the board of directors on April 29, 2005, as well as individuals becoming a director after April 29, 2005, whose election or nomination is approved by a vote of at least a majority of the incumbent directors then in office, other than any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person or entity other than the Board of Directors when comprised of incumbent directors. A "change of control" is also triggered by any of the following events:
(i)	the approval by the stockholders of the Company of a complete liquidation or dissolution of the Company,
(ii)
the acquisition (other than from the Company) by any individual, entity or group (other than the Company or any employee benefit plan or related trust sponsored or maintained by the Company or any corporation controlled by the Company) of beneficial ownership of 20% or more of either the outstanding shares of the Company's common stock or the combined voting power of the Company's outstanding voting securities entitled to vote generally in the election of directors or

(iii)	the consummation of a reorganization, merger, consolidation or sale or other disposition of all or substantially all of the assets of the Company.

The events described in clause (ii) and (iii) above will not trigger a change of control if
(A)
the stockholders of the Company immediately prior to such transaction beneficially own more than 60% of the outstanding shares of the common stock and the combined voting power of the acquiring, resulting or surviving corporation in such transaction (directly or through one or more subsidiaries) in substantially the same proportions as their ownership of the Company's common stock and the combined voting power of the Company's voting securities immediately prior to such transaction,

(B)
no person (with certain exceptions) beneficially owns 20% or more of the outstanding shares of the common stock and the combined voting power of the acquiring, resulting or surviving corporation in such transaction, except to the extent that such ownership existed prior to such transaction, and

(C)
at least a majority of the members of the board of directors of the acquiring, resulting or surviving corporation in such transaction were incumbent directors at the time of the execution of the initial agreement, or of the action of the Board of Directors, providing for such transaction.

For participants who are employees, change of control will mean the occurrence of any of the events described above in this "Change of Control and Termination Arrangements--TXCO Resources Inc. 2005 Stock Incentive Plan," section of this report or any other event defined as a change of control in such employee's change of control agreement, which definition is set forth above in the "Change of Control and Termination Arrangements--Change of Control Agreements" section of this report.

The 2005 Stock Incentive Plan further provides that upon a participant's termination of employment due to death, disability or "special circumstances" (as determined by the Compensation Committee), the Compensation Committee may, in its sole discretion, accelerate the vesting of stock options and waive the vesting requirements of restricted stock awards. While the Compensation Committee has the authority to accelerate and waive vesting requirements of awards upon "special circumstances," the Compensation Committee believes such exercise would be reserved for exceptional, rare circumstances. For example, in connection with Robert L. Foree, Jr.'s and James L. Hewitt's resignation as a director of the Company pursuant to the terms of the Settlement Agreement, dated March 15, 2008, among the Company and Third Point, et al., the Compensation Committee accelerated the vesting of 15,000 and 13,334 shares of Mr. Foree's and Hewitt's restricted stock, respectively. To date, this is the only time that the Compensation Committee has accelerated the vesting of awards as a result of a participant's termination of employment due to "special circumstances."

There are no outstanding awards under the Company's 1995 Flexible Incentive Plan that are subject to accelerated vesting under the terms of such Plan.

James E. Sigmon's Employment Agreement
Mr. Sigmon's employment agreement provides that he is entitled to 90 days written notice prior to termination, with or without cause.

The table below quantifies the potential payments to the named executive officers upon either termination of their employment or a change of control of the Company as of December 31, 2008.

2008 Potential Payments upon Termination and Change of Control (1)
Name	Benefit	Termination by the Company, With or Without Cause ($)	Voluntary Termination ($)	Death or Disability ($)	Change of Control ($)
James E. Sigmon	Severance	87,500 (2)	0	0	1,050,000 (3)
	280G Tax Gross-Up (4)	0	0	0	0
Total		87,500	0	0	1,050,500

Gary Grinsfelder	Severance	0	0	0	945,000 (3)
	Restricted stock award vesting (6) (7)	0	0	151,484	151,484
	280G Tax Gross-Up (4)	0	0	0	0
Total		0	0	151,484	1,096,484

P. Mark Stark	Severance	0	0	0	470,000 (5)
	Restricted stock award vesting (6) (7)	0	0	49,668	49,668
	280G Tax Gross-Up (4)	0	0	0	0
Total		0	0	49,668	519,668

James J. Bookout	Severance	0	0	0	440,000 (5)
	Restricted stock award vesting (6) (7)	0	0	49,668	49,668
	280G Tax Gross-Up (4)	0	0	0	0
Total		0	0	49,668	489,668

M. Frank Russell	Severance	0	0	0	390,000 (5)
	Restricted stock award vesting (6) (7)	0	0	49,668	49,668
	280G Tax Gross-Up (4)	0	0	0	0
Total		0	0	49,668	439,668

Roberto R. Thomae	Severance	0	0	0	390,000 (5)
	Restricted stock award vesting (6) (7)	0	0	49,668	49,668
	280G Tax Gross-Up (4)	0	0	0	0
Total		0	0	49,668	439,668

(1)   Amounts reflected in the table were calculated assuming a named executive officer was terminated on December 31, 2008, or a change of control of the Company occurred on December 31, 2008, which was the last business day of the 2008 fiscal year. Each named executive officer is entitled to receive amounts earned during the term of his employment regardless of the manner in which he is terminated. These amounts include base salary and any other benefits entitled to under applicable employee benefit plans, and are not reflected in the table. The table reflects only the additional compensation and benefits that the named executive officers are estimated to receive upon termination or a change of control of the Company. The amounts reflected in the change of control column are payable, regardless of whether the executive is terminated after a change of control of the Company. The actual amounts to be paid to an executive can only be determined at the time of his actual termination.

(2)   Under the terms of Mr. Sigmon's employment agreement, he is entitled to 90 days prior written notice of termination, with or without cause. Accordingly, the amount reflects three months of his base salary as of December 31, 2008.

(3) Amount reflects the respective officer's base salary as of December 31, 2008, multiplied by three.

NOTE: The footnotes to this table continue on the next page.

(4)   It is not anticipated that a Section 280G excise tax gross-up payment would be required assuming termination or a change of control on December 31, 2008. The Section 280G excise tax gross-up payment on an actual termination or "change of control" may differ based on factors such as transaction price, timing of employment termination and payments, methodology for valuing stock options and restricted stock awards, future stock option exercises, changes in compensation, and reasonable compensation analyses the Company is required to perform.

(5) Amount reflects the officer's base salary as of December 31, 2008, multiplied by two.

(6)   Under the Company's 2005 Stock Incentive Plan, the Compensation Committee may accelerate the vesting of stock options and restricted stock awards if a participant's termination of employment is due to death or disability. The change of control agreements also provide for the acceleration of stock options and unvested restricted stock awards upon a change of control of the Company, regardless of whether such officer is terminated.

(7)   As of December 31, 2008, the officer did not have any unvested stock options. The amounts reflect the value of accelerating the officer's restricted stock awards. This value is based upon the closing sale price of the Company's common stock of $1.49 on December 31, 2008.

COMPENSATION OF DIRECTORS

The principal objectives of our director compensation program is to compensate directors for time spent on the Company’s behalf, to ensure long-term retention of directors and to align directors’ compensation with the long-term interests of our stockholders. We attempt to accomplish these objectives in an economical manner through a combination of cash retainer fees and equity awards in the form of restricted stock and stock option awards.

The Board of Directors, upon the recommendation of the Compensation Committee, approves annual compensation for directors who are not officers or employees of the Company or its subsidiaries. In approving non-employee director compensation, the Compensation Committee considers the significant amount of time that directors spend in fulfilling their duties to the Company, as well as the skill level required of Board members. The Company’s executive officers do not make recommendations regarding the non-employee directors’ compensation.

Each new non-employee director receives 40,000 restricted shares of the Company’s common stock, vesting in three equal annual installments commencing on the one-year anniversary of the grant date. Additionally, non-employee directors receive an annual cash retainer of $30,000. The Chairperson of the Audit Committee and Compensation Committee receive an additional annual cash retainer of $10,000 per year. Non-employee directors also receive a cash fee of $1,000, plus travel expenses, for attendance at each meeting of the Board of Directors.

Continuing non-employee directors receive an annual stock award, either restricted stock or stock options, the amount of which is determined by the Board of Directors in its discretion.  Generally, this award would be granted in January of each year. In January 2008, the continuing non-employee directors each received 5,000 restricted shares of the Company's common stock, which vested in January 2009. Due to the limited availability of shares under the Company's 2005 Stock Incentive Plan, the number of restricted shares awarded to each continuing non-employee director in January 2008 was one-half of the number of shares awarded in 2007.

In light of the recent industry challenges facing the Company and its peers and the reduced annual restricted stock award granted in January 2008, each of the non-employee directors received an additional equity award in December 2008 of options to purchase 50,000 shares of the Company's common stock at $2.05 per share. These options vest in three equal annual installments commencing on the one-year anniversary of the grant date.  No stock compensation was awarded to the directors in first-quarter 2009.

Directors who are employees of the Company do not receive any additional compensation for their services as directors.  In January 2008, the Company engaged Propensity/Hayes International to review the Company’s director compensation program.  To date, no changes to non-employee director compensation have been made as a result of this review.

The following table reflects the compensation paid to the Company’s non-employee directors for 2008.  The compensation paid to Mr. Sigmon, the Company’s Chairman and Chief Executive Officer, is presented below in the 2008 Summary Compensation Table and the related explanatory tables.

2008 Director Compensation Table
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (1) (2) (c)	Option Awards ($) (3) (4) (d)	Total ($) (h)
Alan L. Edgar	40,000	101,908	53,206	195,114

Dennis B. Fitzpatrick	50,000	219,908	53,206	323,114

Jon Michael Muckleroy	50,000	219,908	53,206	323,114

Michael J. Pint	41,000	101,908	53,206	196,114

Jacob Roorda	28,500	156,444	53,206	238,150

Anthony Tripodo	28,500	156,444	53,206	238,150

Robert Foree, Jr. (5)	12,500	106,900	-	119,400

James L. Hewitt (5)	11,500	159,741	-	171,241

(1)
These amounts reflect the compensation expense recognized by the Company during 2008 for financial statement reporting purposes in accordance with FAS 123R for restricted stock awards, except no assumptions for forfeitures were included, and includes restricted stock awards granted in 2006, 2007 and 2008. Additional information regarding the calculation of such compensation expense is set forth in Note F of the Notes to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009. Except for 26,666 shares of restricted stock held by Mr. Hewitt, no forfeitures for the above named directors occurred during 2008. As of December 31, 2008, Mr. Edgar held 5,000 shares of restricted stock; Mr. Fitzpatrick held 18,333 shares of restricted stock; Mr. Muckleroy held 18,333 shares of restricted stock; Mr. Pint held 5,000 shares of restricted stock; Mr. Roorda held 40,000 shares of restricted stock; and Mr. Tripodo held 40,000 shares of restricted stock.

(2)
In January 2008, as continuing directors, each of Messrs. Edgar, Fitzpatrick, Foree, Muckleroy and Pint received 5,000 restricted shares of the Company's common stock. The grant date fair value of these restricted stock awards computed in accordance with FAS 123R was $59,900 each. In January 2008, Mr. Hewitt received 40,000 restricted shares of the Company's common stock with a three year vesting schedule and a fair value of $479,200. These restricted stock awards vest on the one-year anniversary of their grant date, except that the vesting of Mr. Foree's shares and 13,334 of Mr. Hewitt's shares were accelerated under the terms of the settlement agreement with Third Point in March 2008. The remaining 26,666 shares of restricted stock held by Mr. Hewitt were forfeited upon his resignation from the Board in March 2008.

In March 2008, as new directors, each of Messrs. Roorda and Tripodo received 40,000 restricted shares of the Company's common stock. The grant date fair value of these restricted stock awards computed in accordance with FAS 123R was $512,000 each. These restricted stock awards vest in three equal annual installments commencing on the one-year anniversary of the grant date.

The Company does not currently expect to pay dividends on its common stock.

(3)
These amounts reflect the compensation expense recognized by the Company during 2008 for financial statement reporting purposes in accordance with FAS 123R for stock option awards, except no assumptions for forfeitures were included, and includes stock option awards granted in 2008.  Additional information regarding the calculation of such compensation expense is set forth in Note F of the Notes to Consolidated Financial Statements of our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009.  No forfeitures for the above named directors occurred during 2008.  As of December 31, 2008, each of Messrs. Edgar, Fitzpatrick, Muckleroy, Pint, Roorda and Tripodo held stock options to purchase 50,000 shares of the Company's common stock.

(4)
In December 2008, each of Messrs. Edgar, Fitzpatrick, Muckleroy, Pint, Roorda and Tripodo received stock options to purchase 50,000 shares of the Company's common stock. The grant date fair value of these stock option awards computed in accordance with FAS 123R was $53,206 each. These options vest in three equal annual installments commencing on the one-year anniversary of the grant date.

(5)	Messrs. Foree and Hewitt left the Board in March 2008 as part of the settlement agreement with Third Point LLC. See Item 13 of this Amendment No. 1 for further discussion of this settlement agreement.

Compensation Committee Interlocks and Insider Participation

During the 2008 fiscal year, none of the Company's executive officers served on the compensation committee (or its equivalent) or board of directors of any entities whose executive officers serve on the Company's Compensation Committee or Board of Directors. No current or past executive officers of the Company serve on the Compensation Committee. Other than Mr. Muckleroy's involvement with Millenium E&P Resource Fund I, LLC, and Mr. Roorda's involvement with the Settlement Agreement with Third Point, LLC, each as further discussed below under "Item 13 Certain Relationships and Related Transactions, and Director Independence," no Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners

The following table sets forth information concerning all persons known to the Company to beneficially own more than five percent of the Company's common stock, $0.01 par value per share, as of December 31, 2008, except that Third Point LLC has been removed based on the liquidation of their position as reported on its Schedule 13D/A filed with the SEC on March 19, 2009. Unless otherwise indicated in the footnotes below, "beneficially own" means the sole power to vote or direct the voting of a security and the sole power to dispose or direct the disposition of a security.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent Owned
Capital Ventures International (1) One Capital Place P.O. Box 1787 GT Grand Cayman, Cayman Islands British West Indies	3,585,671	9.0%
Heartland Advisors, Inc. (2) 789 North Water Street Milwaukee, WI 53202	3,311,400	9.1%
Barclays Global Investors, NA (3) 400 Howard Street San Francisco, California 94105	2,254,625	6.18%
Credit Suisse (4) Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland	2,183,796	6.0%
Manulife Financial Corporation (5) 200 Bloor Street, East, Toronto, Ontario, Canada, M4W 1E5	2,060,501	5.65%
Lazard Asset Management, LLC (6) 30 Rockefeller Plaza New York, New York 10112	582,051	1.60%
NOTE: The footnotes to this table are on the next page.

(1)  Information relating to Capital Ventures International is based on its Schedule 13G/A, filed with the SEC on February 13, 2009, on behalf of Capital Ventures International and Heights Capital Management, Inc. Capital Ventures International and Heights Capital Management, Inc. share voting and dispositive power over the 3,585,671 shares of the Company's common stock. The shares reported as beneficially owned by Capital Ventures International and Heights Capital Management, Inc. are issuable upon conversion of (i) $39,409,000 of the Company's Series D Preferred Stock and (ii) $15,000,000 of the Company's Series E Preferred Stock (the "Preferred Shares"), which are both convertible into the Company's common stock at an initial conversion price of $14.48 and $17.36 per share, respectively; provided, that under the terms of the Preferred Shares, a holder may not convert the Preferred Shares to the extent such conversion would cause such holder, together with its affiliates, to beneficially own a number of shares of the Company's common stock which would exceed 9.99% of the Company's then outstanding shares of common stock following such conversion, excluding for purposes of such determination shares of the Company's common stock issuable upon conversion of the Preferred Shares which have not been converted. Heights Capital Management, Inc. serves as the investment manager to Capital Ventures International and as such may be deemed to be the beneficial owner of all shares owned by Capital Ventures International. Capital Ventures International and Heights Capital Management, Inc. each disclaim any beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Capital Ventures International converted $5 million of Series D Preferred Stock into 752,413 shares, including 407,109 make-whole shares, effective January 6, 2009. TXCO has no knowledge as to whether they still hold these common shares. In March 2009, Capital Ventures International presented a redemption demand for the Series D and Series E shares that they held after the conversion. The redemption right is suspended until all of the Company's obligations under its senior indebtedness agreements are satisfied in full.

(2)  Information relating to Heartland Advisors, Inc. is based on its Schedule 13G, filed with the SEC on February 11, 2009, on behalf of Heartland Advisors, Inc. and William J. Nasgovitz, an individual. Heartland Advisors, Inc. and Mr. Nasgovitz share voting power of 3,214,950 shares and dispositive power of 3,311,400 shares of the Company's common stock. The shares may be deemed beneficially owned by Heartland Advisors, Inc. by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time; and Mr. Nasgovitz as a result of his ownership interest in Heartland Advisors, Inc. Heartland Advisors, Inc. and Mr. Nasgovitz each specifically disclaim beneficial ownership of any shares reported on the Schedule. The clients of Heartland Advisors, Inc., a registered investment adviser, including an investment company registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends and proceeds form the sale of shares included on the Schedule 13G. The Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, owns 2,500,000 shares or 6.9% of the class of securities reported herein. The remaining shares disclosed in the Schedule 13G are owned by various other accounts managed by Heartland Advisors, Inc. on a discretionary basis. To the best of Heartland Advisors' knowledge, none of the other accounts own more than 5% of the Company's outstanding common stock.

(3)  Information relating to Barclays Global Investors, NA is based on its Schedule 13G, filed with the SEC on February 5, 2009 on behalf of Barclays Global Investors, NA and certain affiliates and subsidiaries. The reporting stockholders have sole voting power with respect to 1,969,909 shares and sole dispositive power with respect to 2,254,625 of the Company's common stock as follows: Barclays Global Investors, NA has sole voting power with respect to 1,078,065 shares and sole dispositive power with respect to 1,362,781 shares and Barclays Global Fund Advisors has sole voting power with respect to 891,844 shares and sole dispositive power with respect to 891,844 shares.

(4)  Information relating to Credit Suisse is based on its Schedule 13G, filed with the SEC on February 17, 2009. Credit Suisse's 13/G indicates that Credit Suisse has shared voting and shared dispositive power of 2,183,796 shares of the Company's common stock.  The ultimate parent company of Credit Suisse is Credit Suisse Group ("CSG"), a corporation formed under the laws of Switzerland.  CSG, for purposes of the federal securities laws, may be deemed ultimately to control Credit Suisse.  CSG, its executive officers and directors, and its direct and indirect subsidiaries, may beneficially own the shares to which the 13G relates. CSG disclaims beneficial ownership of the shares beneficially owned by its direct and indirect subsidiaries, including Credit Suisse.  Each CSG's direct and indirect subsidiaries disclaim beneficial ownership of the shares beneficially owned by Credit Suisse. Credit Suisse disclaims beneficial ownership of the shares beneficially owned by CSG, and its direct and indirect subsidiaries.

NOTE: The footnotes to this table continue on the next page.

(5)  Information relating to Manulife Financial Corporation is based on its Schedule 13G/A, filed with the SEC on February 11, 2009. Manulife Financial Corporation's Schedule 13G/A indicates that MFC Global Investment Management (U.S.A.) Limited has sole voting power and sole dispositive power of 24,532 shares of the Company's common stock and MFC Global Investment Management (U.S.), LLC has sole voting power and sole dispositive power of 2,035,969 shares of the Company's common stock. MFC Global Investment Management (U.S.A.) Limited and MFC Global Investment Management (U.S.), LLC are indirect wholly owned subsidiaries of Manulife Financial Corporation. Through its parent-subsidiary relationship to MFC Global Investment Management (U.S.A.) Limited and MFC Global Investment Management (U.S.), LLC, Manulife Financial Corporation may be deemed to have beneficial ownership of shares owned by these subsidiaries.

(6)  Information relating to Lazard Asset Management, LLC is based on its Schedule 13G/A, filed with the SEC on February 10, 2009. Lazard Asset Management's Schedule 13G/A indicates that it has sole voting power only with respect to 562,008 shares and sole dispositive power with respect to 582,051 shares of the Company's common stock.

Security Ownership Of Directors And Executive Officers

The following table reflects information regarding beneficial ownership of the Company's common stock, $0.01 par value per share, by each of its current directors, each director nominee named in this Amendment No. 1, each named executive officer set forth in the Summary Compensation Table and all of our directors and executive officers as a group, as of March 31, 2009. Unless otherwise indicated in the footnotes below, "beneficially owned" means the sole power to vote or direct the voting of a security and the sole power to dispose or direct the disposition of a security.

Name (1)	Number of Shares Beneficially Owned (2)	Percent Owned (%)
Alan L. Edgar (3)	82,000	0.21

Dennis B. Fitzpatrick (4)	213,636	0.55

J. Michael Muckleroy (5)	121,219	0.31

Michael J. Pint (6)	260,000	0.67

Jacob Roorda	80,000	0.21

Anthony Tripodo	44,000	0.11

James E. Sigmon (7)	455,238	1.18

Gary S. Grinsfelder	106,190	0.28

P. Mark Stark (8)	97,501	0.25

James J. Bookout	72,713	0.19

M. Frank Russell	51,905	0.13

Roberto R. Thomae (9)	150,201	0.39

All Directors and Executive Officers as a group (13 people) (10)	1,754,238	4.53

NOTE: The footnotes to this table are on the next page.

(1) Unless otherwise indicated, the mailing address for each of the individuals is 777 E. Sonterra Blvd., Suite 350, San Antonio, Texas 78258.

(2)  In accordance with SEC rules, this column includes shares that may be acquired pursuant to stock options that are or will become exercisable within 60 days as follows: 25,000 for Mr. Bookout, 50,000 for Mr. Stark, and 100,000 for Mr. Thomae. This column also includes unvested restricted shares of the Company's common stock as follows: 26,667 for Mr. Roorda, 26,667 for Tripodo, 20,001 for Mr. Stark, 20,001 for Mr. Russell, 20,001 for Mr. Bookout, 20,001 for Mr. Thomae, and 98,334 for Mr. Grinsfelder. The holders of the unvested shares of restricted stock have no investment or voting power with respect to such shares. Mr. Edgar, Mr. Fitzpatrick, Mr. Muckleroy, Mr. Pint, Mr. Roorda & Mr. Tripodo each currently hold options to purchase 50,000 shares of TXCO stock at $2.05 that become exercisable in December 2009.

(3)  Includes (i) 3,900 shares held by Mr. Edgar's immediate family member, for which Mr. Edgar has neither investment nor voting power and disclaims beneficial ownership, and (ii) 73,100 shares held in Mr. Edgar's Individual Retirement Account.

(4)  Includes (i) 83,997 shares held in Mr. Fitzpatrick's Individual Retirement Account, (ii) 68,478 shares held in the Fitzpatrick Living Trust and (iii) 20,037 shares held by the D. B. Fitzpatrick & Co., Inc. Profit Sharing Plan.

(5)  Includes (i) 15,000 shares held by Mr. Muckleroy's immediate family member, (ii) 31,334 shares held in Mr. Muckleroy's Individual Retirement Account and (iii) 56,552 shares held by M. P. Phoenix Holdings LTD (100% owned by Mr. Muckleroy).

(6) Includes (i) 45,000 shares held in Mr. Pint's Individual Retirement Account.

(7)  Includes (i) 9,980 shares held in Mr. Sigmon's Individual Retirement Account, and (2) 4,420 shares held in Mr. Sigmon's immediate family member's Individual Retirement Account for which Mr. Sigmon has neither investment nor voting power and disclaims beneficial ownership.

(8)  Includes 300 shares held by Mr. Stark's immediate family member, for which Mr. Stark has neither investment nor voting power and disclaims beneficial ownership, and 450 shares in Mr. Stark's Individual Retirement Account.

(9) Includes 500 shares beneficially owned by Mr. Thomae that are pledged as security in a margin account.

(10)  Includes 175,000 shares that may be acquired pursuant to stock options that are or will become exercisable within 60 days; 243,339 shares of restricted common stock, for which the holders have neither investment nor voting powers; and 23,620 shares for which the holders have neither investment nor voting powers and disclaim beneficial ownership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, relating to TXCO's equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan category (securities in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	607,250	$3.03	5,396,613 (2)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	607,250	$3.03	5,396,613 (2)

(1) The plans are the 2005 Stock Incentive Plan and the Overriding Royalty Purchase Plan.

(2) 2,396,613 shares may be issued in the form of restricted stock. Under the current terms of the 2005 Stock Incentive Plan, the maximum number of shares of the Company's common  stock that are available for awards under this plan is limited to 10% of the total number of the Company's issued and outstanding shares of common stock. The ORPP provides for up  to 3 million shares to be issued to purchase all or a portion of Mr. Sigmon's right to an overriding royalty interests in existing or future oil and natural gas properties of the Company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Generally, as set forth in the Audit Committee Charter, the Audit Committee is charged with the responsibility of reviewing and pre-approving all "related-person transactions" (as defined in Item 404 of Regulation S-K promulgated by the SEC). Related-person transactions are also periodically reassessed to ensure their continued appropriateness. As required under SEC regulations, "related-person transactions" are disclosed in the Company's Amendment No. 1. In the course of its review of a "related-person transaction," the Audit Committee considers:
• The nature of the related person's interest in the transaction;
• The material terms of the transaction, including, without limitation, the amount and type of transaction;
• The importance of the transaction to the related person;
• Whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and
• Any other matters the Audit Committee deems appropriate.

During the fourth quarter of 2008, the Company entered into a joint exploration agreement ("JEA") with Millenium E&P Resource Fund I, LLC ("Millenium"). The agreement calls for Millenium to provide $825,000 in initial funds for the drilling and completion of a well to test the Georgetown formation in the Burr "C" project. The JEA also provides the options for Millenium to participate in up to two additional wells. In each well, Millenium will fund 100% of the cost of drilling and completion and will earn a 50% working interest in the well. TXCO will serve as operator on the wells covered by the JEA. Jon Michael Muckleroy, an outside director of the Company and a member of our Compensation Committee, serves as chief executive officer of Millenium and will receive a 1.1875% working interest following payout of any successful well drilled under the JEA.

In 1994, James E. Sigmon, TXCO's Chief Executive Officer, agreed to reduce his annual base salary. In recognition of this forfeiture, the Company granted Mr. Sigmon a 1% overriding royalty interest ("ORRI") in certain oil and natural gas leases of the Company. In 1996, this grant was amended to include all oil and natural gas leases acquired or to be acquired by the Company. The ORRI was determined to have little or no value at the time of grant, and royalties related to the ORRI were almost non-existent. The Company has pursued the possible acquisition of the ORRI; however, such an agreement was never reached and the ORRI remains in place as originally granted. Royalty earnings by Mr. Sigmon related to the ORRI totaled approximately, $1,880,000 in 2008, $1,172,000 in 2007 and $982,000 in 2006. Included in undistributed revenue is $523,000 at December 31, 2008, and $175,000 at December 31, 2007, due Mr. Sigmon for this ORRI.

On March 15, 2008, the Company and Third Point, LLC, a Delaware limited liability company, et al. entered into a Settlement Agreement with respect to a lawsuit pending in the Delaware Court of Chancery and a related proxy contest in which Third Point sought to seat three directors on TXCO’s Board of Directors.  Under the Settlement Agreement TXCO agreed, among other things, to pay Third Point's reasonable, documented out-of-pocket costs and expenses up to $500,000 and to add Mr. Jacob Roorda and Mr. Anthony Tripodo to its Board of Directors and retain them as long as Third Point had at least a 5% stock ownership position in the Company's common stock. Mr. Roorda currently serves as a member of our Compensation Committee. Third Point has liquidated their position, as reported on its Schedule 13D/A filed with the SEC on March 19, 2009. The foregoing reference to the Settlement Agreement does not purport to be complete and is qualified by reference to the complete text of the Settlement Agreement, which is attached as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2008 and incorporated by reference herein in its entirety.  The Board of Directors approved the Settlement Agreement.

Director Independence

The Company’s Board of Directors currently consists of seven directors, one of whom serves as our Chief Executive Officer and six of whom the Board of Directors has determined to be independent in accordance with the Nasdaq listing standards. Applying these independence standards, the Board of Directors has determined that Messrs. Fitzpatrick, Muckleroy, Edgar, Pint, Roorda, and Tripodo are all independent directors. The Board of Directors also determined that former directors Robert L. Foree, Jr. and James L. Hewitt were also independent. After due consideration, the Board of Directors has determined that none of these directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and they all meet the criteria for independence under the Nasdaq listing standards. In making such determination, the Board of Directors considered the Company’s joint exploration agreement with Millenium and Mr. Muckleroy’s position with Millenium, as described above. The Board of Directors determined that that the Company had a customary relationship with Millenium that was carried on in the ordinary course of business on an arms-length basis and that such relationship did not preclude Mr. Muckleroy from being deemed independent under the Nasdaq listing standards and did not otherwise interfere with his exercise of independent judgment in carrying out his responsibilities as a director.

Item 14.    Principal Accountant Fees and Services

The Audit Committee or its chairperson pre-approves all audit and non-audit services. In connection with the Audit Committee's pre-approval policy, the Audit Committee requires periodic reports as to year-to-date fees and ongoing status of engagements; specific identification of prohibited services; specific advance notification; and proposed project descriptions, fees and time estimates. The chairperson of the Audit Committee has the authority to pre-approve any audit and non-audit services, subject to review by the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or its chairperson approved all services provided by Akin, Doherty, Klein & Feuge, P. C. ("ADKF") during the 2008 and 2007 fiscal years. These services are provided below.

Audit Fees.  ADKF's fees were $165,000 and $129,957, for 2008 and 2007, respectively, for its independent audit of our annual financial statements and the review of the financial statements contained in our quarterly reports on Form 10-Q.  In addition, these services included the audit of the Company's internal control over financial reporting.

Audit-Related Fees.  ADKF's fees were $6,000 and $4,630 for 2008 and 2007, respectively, for its review of information related to stock offerings, registration statements and new accounting pronouncements.

Tax Fees.  ADKF's fees were $52,813 and $30,555 for 2008 and 2007, respectively, for its professional services related to federal and state tax compliance, tax advice and tax planning.

All Other Fees.  ADKF's fees were $17,450 and $35,387 for 2008 and 2007, respectively, for its professional services related to research and due diligence on proposed transactions and other immaterial items.

The Audit Committee has considered whether the non-audit services provided by ADKF, including the services rendered in connection with income tax consultation, were compatible with maintaining ADKF's independence and has determined that the nature and substance of the limited non-audit services did not impair the status of ADKF as the Company's independent registered public accounting firm.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(A)           The following documents were filed on March 16, 2009, as part of the annual report on Form 10-K after the signature page, commencing on page F-1.

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

(3)	Exhibits:
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated February 20, 2007, by and among Registrant, Output Acquisition Corp., and Output Exploration, LLC.	8-K	2.1	02/26/2007
2.2	Amendment No. 1 to Agreement and Plan of Merger listed in Exhibit 2.1 above.	8-K	2.2	02/26/2007
3.1	Restated Certificate of Incorporation of Registrant.	10-Q	3.1	08/09/2007
3.2	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Registrant.	8-K	3.1	03/07/2008
3.3	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Registrant.	8-K	3.2	03/07/2008
3.4	Amended and Restated Bylaws of TXCO Resources Inc.	8-K	3.1	08/18/2008
4.1	Specimen common stock certificate.	S-1	4.1	04/28/2006
4.2	Registration Rights Agreement, dated November 20, 2007, among Registrant and the parties listed therein.	8-K/A	4.1	12/03/2007
4.3	Rights Agreement, dated June 29, 2000, between Registrant and Fleet National Bank.	8-K	4.1	07/07/2000
4.4	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated November 1, 2007, between Registrant and American Stock Transfer and Trust Company.	8-K/A	4.2	12/03/2007

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

4.5	Amendment No. 2 to Rights Agreement, between Registrant and American Stock Transfer and Trust Company.	8-K/A	4.3	12/03/2007
4.6	Registration Rights Agreement, dated March 4, 2008, among Registrant and the parties listed therein.	8-K	4.1	03/07/2008
4.7	Amendment No. 3 to Rights Agreement, between Registrant and American Stock Transfer and Trust Company.	8-K	4.2	03/07/2008
4.8	Upper Call Option Transaction, dated February 28, 2008, between Registrant and the investor named therein.	8-K	10.2	02/29/2008
4.9	Lower Call Option Transaction, dated February 28, 2008, between Registrant and the investor named therein.	8-K	10.3	02/29/2008
4.10	Upper Call Option Transaction, dated April 4, 2008, between Registrant and the investor named therein.	8-K	10.2	04/07/2008
4.11	Lower Call Option Transaction, dated April 4, 2008, between Registrant and the investor named therein.	8-K	10.3	04/07/2008
10.1*	Employment Agreement between Registrant and James E. Sigmon, dated October 1, 1984.	10-K	10.1	11/27/1985
10.2*	1995 Flexible Incentive Plan	Def14A	A	04/28/1995
10.3*	Amendment to the 1995 Flexible Incentive Plan.	Def14A	Proposal II	02/02/1999
10.4*	Amendment to the 1995 Flexible Incentive Plan.	Def14A	Proposal IV	04/16/2001
10.5*	Amendment to the 1995 Flexible Incentive Plan.	Def14A	Proposal III	04/25/2003
10.6*	Form of Amended and Restated Change of Control Letter Agreement.	8-K	10.1	12/17/2004
10.7*	Form of Restricted Stock Award.	10-Q	10.1	05/10/2006
10.8	Registration Rights Agreement, dated April 4, 2006, between Registrant and several investors named therein.	8-K	10.2	04/05/2006
10.9	Amended and Restated Credit Agreement, dated April 2, 2007, among Registrant, as Borrower, Output Acquisition Corp., as a Guarantor, the other Guarantors described therein, Bank of Montreal, as Lender and Administrative Agent for the Lenders, the other Lenders party thereto, and BMO Capital Markets Corp., as Arranger.	8-K	10.1	04/05/2007
10.10	First Amendment to the Amended and Restated Credit Agreement, dated July 25, 2007, among the same parties listed in Exhibit 10.9 above.	8-K	10.2	07/27/2007
10.11	Amended and Restated Term Loan Agreement, dated July 25, 2007, among the same parties listed in Exhibit 10.9 above.	8-K	10.1	07/27/2007
10.12	Senior Secured Second Lien Term Loan Facility $20,000,000 Increased Facility Amount Supplemental Commitment Letter, among the same parties listed in Exhibit 10.9 above.	8-K	10.1	07/25/2007
10.13	Securities Purchase Agreement, dated November 20, 2007, among Registrant and the parties listed therein.	8-K/A	10.1	12/03/2007
10.14	Upper Call Option Transaction, dated November 20, 2007, between Registrant and the investor named therein.	8-K	10.2	11/21/2007
10.15	Lower Call Option Transaction, dated November 20, 2007, between Registrant and the investor named therein.	8-K	10.3	11/21/2007
10.16	Supplemental fee letter dated January 14, 2008, among Registrant, BMO Capital Markets and Bank of Montreal, et al.	10-Q	10.1	05/12/2008

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.17	Securities Purchase Agreement dated February 28, 2008, by and among Registrant and the parties listed therein.		8-K	10.1	02/29/2008
10.18	Settlement Agreement, dated March 15, 2008, among the Registrant, Third Point, Daniel S. Loeb, and the other parties named therein.		8-K	10.1	03/19/2008
10.19	Form of Restricted Stock Award Agreement, dated March 18, 2008, for Messrs. Jacob Roorda and Anthony Tripodo.		8-K	10.2	03/19/2008
10.20*	TXCO's 2005 Stock Incentive Plan, as amended and restated.		8-K	10.1	06/04/2008
10.21	TXCO's Overriding Royalty Purchase Plan.		8-K	10.2	06/04/2008
10.22*	Amended and Restated Change in Control Letter Agreement for Gary Grinsfelder.		S-3/A3	10.1	07/29/2008
10.23*	Form of Stock Option Award under TXCO's 2005 Stock Incentive Plan.		10-K	10.23	03/16/2009
21	Subsidiaries of the Registrant at December 31, 2008		10-K	21	03/16/2009
23.1	Consent of Akin, Doherty, Klein & Feuge, P.C.		10-K	23.1	03/16/2009
23.2	Consent of DeGolyer and MacNaughton		10-K	23.2	03/16/2009
23.3	Consent of Cobb & Associates		10-K	23.3	03/16/2009
31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer required pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1+	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002.		10-K	32.1	03/16/2009
32.2+	Certification of Chief Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002.		10-K	32.2	03/16/2009
*	Management contract or compensatory plan or arrangement.
+
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2009	By: /s/ James E. Sigmon
James E. Sigmon, Chief Executive Officer and Chairman of the Board