Form 10-Q
period 2009-03-31
TXCO Resources Inc
filed 2009-05-18
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑ . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2009
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
(Address of principal executive offices, Zip code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files).	Yes	☐	No	☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller-reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 13, 2009.

Common Stock $0.01 par value	38,553,311
(Class of Stock)	(Number of Shares)

For more information go to www.txco.com.
The information at www.txco.com is not incorporated into this report.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	March 31, 2009	December 31, 2008
Assets

Current Assets
Cash and equivalents	$2,889	$12,236
Accounts receivable, net	15,954	20,641
Prepaid expenses and other	2,804	4,470
Derivative settlements receivable	608	1,586
Accrued derivative asset	-	5,916
Total Current Assets	22,255	44,849

Property and Equipment, net - successful efforts method of accounting for oil and natural gas properties	405,871	433,126

Other Assets
Deferred financing fees	2,698	2,950
Other assets	1,074	1,143
Accrued derivative asset	-	4,782
Total Other Assets	3,772	8,875

Total Assets	$431,898	$486,850

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Balance Sheets
(Unaudited)
($ in thousands)	March 31, 2009	December 31, 2008
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable, trade	$49,821	$49,661
Other payables and accrued liabilities	13,786	25,114
Undistributed revenue	1,919	3,262
Notes payable	322	1,518
Bank debt	150,414	153,000
Redeemable preferred stock	94,488	66,909
Interest on redeemable preferred stock payable	2,194	-
Accrued derivative obligation	-	2,324
Total Current Liabilities	312,944	301,788

Long-Term Liabilities
Deferred income taxes	-	19,602
Accrued derivative obligation	-	1,162
Asset retirement obligation	9,889	8,569
Total Long-Term Liabilities	9,889	29,333

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares; Series A, B & C, -0- shares issued and outstanding Series D, 51,909 and 56,909 shares issued and outstanding Series E, 15,000 and 20,000 shares issued and outstanding	-	-
Common stock, par value $0.01 per share; authorized 100,000,000 shares; issued 38,885,543 and 37,420,953 shares, outstanding 38,681,155 and 37,254,100 shares	389	374
Additional paid-in capital	150,589	148,534
Retained earnings (deficit)	(44,694)	3,088
Accumulated other comprehensive income, net of tax	3,872	4,759
Less treasury stock, at cost, 204,388 and 166,853 shares	(1,091)	(1,026)
Total Stockholders' Equity	109,065	155,729

Total Liabilities and Stockholders' Equity	$431,898	$486,850

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Operations
(Unaudited)
	Three Months Ended	Three Months Ended
(in thousands, except earnings per share data)	March 31, 2009	March 31, 2008
Revenues
Oil and natural gas sales	$13,946	$28,648
Gas gathering operations	589	3,225
Other operating income	1,097	453
Total Revenues	15,632	32,326

Costs and Expenses
Lease operations	5,383	4,232
Drilling operations	781	432
Production taxes	577	1,484
Exploration expenses	716	644
Impairment and abandonments	19,902	255
Gas gathering operations	804	3,387
Depreciation, depletion and amortization	17,489	11,275
General and administrative	3,480	4,031
Total Costs and Expenses	49,132	25,740

(Loss) Income from Operations	(33,500)	6,586

Other Income (Expense)
Interest expense	(4,720)	(2,235)
Interest income	18	72
Gain on sale of assets	630	-
Accretion of premium on redeemable preferred stock	(27,579)	-
Loan fee amortization	(305)	(290)
Total Other Income (Expense)	(31,956)	(2,453)

(Loss) income before income taxes	(65,456)	4,133
Income tax (benefit) expense -- current	121	-
deferred	(19,016)	(119)

Net (Loss) Income	(46,561)	4,252
Preferred dividends	1,222	984
Net (Loss) Income Available to Common Stockholders	$(47,783)	$3,268

Earnings (Loss) Per Share
Basic	$(1.26)	$0.10
Diluted	$(1.26)	$0.09

See notes to consolidated financial statements

TXCO RESOURCES INC.
Consolidated Statements Of Cash Flows
(Unaudited)

(in thousands, except earnings per share data)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating Activities
Net (loss) income	$(46,561)	$4,252
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation, depletion and amortization	17,794	11,565
Impairment, abandonments and dry hole costs	19,902	255
Gain on sale of assets	(630)	-
Non-cash accretion of premium on preferred stock	27,579	-
Deferred tax benefit	(19,016)	(119)
Excess tax benefits from stock-based compensation	-	(1,453)
Non-cash compensation expense	849	1,041
Changes in operating assets and liabilities:
Receivables	5,664	(4,340)
Prepaid expenses and other	1,682	(1,122)
Accounts payable and accrued expenses	(11,259)	(19,929)
Current income taxes payable (receivable)	176	(1)
Net cash used by operating activities	(3,820)	(9,851)
Investing Activities
Development and purchases of oil and natural gas properties	(14,048)	(26,404)
Purchase of other equipment	(73)	(174)
Proceeds from sale of assets	5,937	-
Net cash used by investing activities	(8,184)	(26,578)
Financing Activities
Proceeds from bank credit facilities	3,000	10,700
Payments on bank credit facilities	(6,586)	-
Payments on installment and other obligations	(195)	(136)
Proceeds from termination of commodity hedges	9,688	-
Payment to terminate interest rate hedge	(3,186)	-
Purchase of treasury shares	(64)	(225)
Issuance of preferred stock, net of expenses	-	19,139
Net payment for call option spread	-	(1,333)
Cost of shares retired upon option exercises	-	(2,414)
Proceeds from exercise of stock options & related tax benefits	-	2,303
Proceeds from issuance of common stock, net of expenses	-	33
Net cash provided by financing activities	2,657	28,067
Change in Cash and Equivalents	(9,347)	(8,362)
Cash and equivalents at beginning of period	12,236	9,831
Cash and Equivalents at End of Period	$2,889	$1,469

See notes to consolidated financial statements

TXCO RESOURCES INC.
Notes To Consolidated Financial Statements
Periods Ended March 31, 2009, and March 31, 2008 (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of TXCO Resources Inc. ("TXCO," "the Company," "we," "us," or "our") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

During 2008, the Company engaged in its largest capital expenditure program in its history. Our costs incurred in the development and purchase of oil and natural gas properties increased beyond planned 2008 levels to $182 million. The expansion in the capital program was due to escalating capital costs caused by tight service availability during the extremely active industry period in mid-2008 and, specifically, cost overruns on certain significant wells that encountered severe problems in the drilling process and exceeded their original budget. The capital cost escalations throughout 2008 have been followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we have experienced severe cash flow constraints. At March 31, 2009, TXCO had a working capital deficiency of $290.7 million, including reclassifications to current liabilities of $150.4 million from long-term debt and $94.5 million from preferred stock, and $49.8 million in trade payables. Faced with these constraints, on May 17, 2009, the Company and its subsidiaries filed voluntary petitions for relief (collectively, the "Bankruptcy Filing") under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). The Company intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 12 "Subsequent Events," for details regarding the Bankruptcy Filing and the Chapter 11 cases. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to secure adequate debtor-in-possession financing; (ii) our ability to comply with the terms and conditions of any debtor-in-possession financing and any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 cases; (iii) our ability to maintain adequate cash on hand; (iv) our ability to generate cash from operations; (v) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (vi) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and are in the process of attempting to secure debtor-in-possession financing, as described in Note 12, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2009.

1.     Basis of Presentation - continued

The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows. TXCO adopted SOP 90-7 effective on May 17, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

2.     Stock-based Compensation

The Company has stock-based employee compensation plans that are described more fully in Note G, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Total stock-based compensation expense recognized was $0.8 million and $1.0 million, in the first three months of 2009 and 2008, respectively.

Stock Options:  In prior years, the Company issued stock options as compensation to its officers, directors and key employees under its 1995 Flexible Incentive Plan. During 2008, TXCO granted options under its 2005 Stock Incentive Plan to purchase 300,000 shares of its common stock to its non-employee directors. Generally, these options have a 10-year life and vest over two years for employees and three years for directors. Upon exercise, newly issued shares are utilized to fulfill the obligation.

As of March 31, 2009, the Company had outstanding exercisable options to purchase 607,250 shares of common stock at prices ranging from $2.05 to $5.00 per share. The options expire at various dates through September 2018.

Stock Option Activity:	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1995 Flexible Incentive Plan:*	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2008	607	$3.03	6.95	*
Activity	-
Outstanding at March 31, 2009	607	$3.03	6.70	*
Exercisable at March 31, 2009	307	$3.99	3.78	*
* The outstanding options had no intrinsic value since all were priced above the market price at these dates.

Restricted Stock:  Beginning in 2006, the Company made annual restricted stock grants as compensation to employees and non-employee directors under its 2005 Stock Incentive Plan. Generally, grants to continuing non-employee directors vest one year from the grant date, while those to new directors and employees vest over a three year period. The grant date fair value is recognized as stock compensation expense (included in general and administrative expense on the Consolidated Statements of Operations) over the vesting periods.

Restricted Stock Activity: (in thousands)	Shares
2005 Stock Incentive Plan:
Unvested restricted stock at December 31, 2008	639
Granted	10
Vested	(206)
Forfeited	(15)
Unvested restricted stock at March 31, 2009	428

3.     Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computation:

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Net (loss) income	$(46,561)	$4,252
Less: Preferred dividends	1,222	984
(Loss) income for basic earnings per share	(47,783)	3,268
Add: Income impact of any assumed conversions	-	-
(Loss) income for diluted earnings per share	$(47,783)	$3,268
Weighted-average number of common shares:
Basic	38,057	33,927
Effect of dilutive securities:
Stock options and warrants	*	679
Restricted shares	*	659
Convertible preferred stock	*	-
Diluted	38,057	35,265

Earnings (loss) per common share:
Basic	$(1.26)	$0.10
Diluted	$(1.26)	$0.09
* Not applicable due to net loss for the period.

For the quarter ended March 31, 2009, the calculation of weighted-average number of common shares for diluted EPS does not include 3,615,569 and 889,657 of potential common shares derived from Series D and Series E convertible preferred stock, respectively, and 5,910,998 potential common shares derived from written call options, respectively, because their effect would have been anti-dilutive. For the prior year quarter the comparable potential common shares excluded from the calculation were 3,925,011; 405,125 and 4,203,468, respectively.

If there had not been a net loss for the three month period ended March 31, 2009, potential common shares would have been 510,275 from non-vested stock. All of our outstanding stock options had exercise prices in excess of the average price for TXCO's common stock during first-quarter 2009. No outstanding stock options or warrants were anti-dilutive based on exercise price during the prior year period.

4.     Income Taxes

The Company follows Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). The Company has not included any accruals for unrecognized income tax benefits in its income tax calculation as of March 31, 2009 and March 31, 2008. The Company does not anticipate a significant change in its unrecognized tax benefits in the next 12 months.

As of March 31, 2009, the tax years ended December 31, 2004, through 2007 remained subject to examination by tax authorities.

4.     Income Taxes -- continued

The Company's effective tax rate was a 28.9% benefit and 2.9% expense for the three-month period ended March 31, 2009, and March 31, 2008, respectively. The Company's benefit for the current period was reduced from that which would be expected due to a valuation of allowance of $2.9 million applied to its net deferred tax asset position at March 31, 2009. For the prior year period, the expense was not proportional to that which would be expected for income before tax due to the exercise of stock options in first quarter 2008 with substantially lower option price than the current market price. These exercises resulted in a tax deduction to the Company of $4,275,000.

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

Commodity Price Risk-Related Hedging Activities:  The Company had cash flow hedges in place during the periods shown, in accordance with the terms of our term loan and revolving credit facilities. The Company generally uses costless collars, based upon the same price indexes that are used for the majority of TXCO's commodity sales contracts, for hedging commodity price risk for approximately 50% of anticipated sales volumes. During first-quarter 2009 the Company also utilized 50% participation swaps on a portion of its production. When commodity derivatives are used, they apply to only a portion of the Company's production, provide only partial price protection against declines in oil and natural gas prices, and partially limit the Company's potential gains from future increases in prices.

During first-quarter 2009, the Company terminated all of its derivative positions for a net cash settlement. In accordance with FAS 133 the $8.9 million net gain on commodity derivatives, included in "Accumulated other comprehensive income" in the equity section of the Consolidated Balance Sheet, will be applied against "Oil and natural gas sales" in the Consolidated Statements of Operations over the remaining period covered by these derivatives (April 2009 through December 2011).

The following table reflects the realized gains and losses from derivatives included in "Oil and natural gas sales" on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2009	2008
(in thousands)
Crude oil derivative realized settlement (gain) loss	$(1,691)	$1,445
Natural gas derivative realized settlement (gain)	(621)	-
(Gain) loss on derivative contracts	$(2,312)	$1,445

5.     Derivative Instruments and Hedging Activity - continued

The fair value of outstanding commodity derivative contracts reflected on the balance sheet was as follows:

Trans-	Trans-			Average Floor	Average Ceiling	Volumes	Fair Value of Outstanding Derivative Contracts (1) , in thousands, as of
action	action			Price	Price	Per	March 31,	March 31,
Date	Type	Beginning	Ending	Per Unit	Per Unit	Month	2009	2008
Crude Oil - Bbl (2):
08/07-12/07	Collars	01/01/2008	12/31/2008	$67.31	$81.05	26,000	$-	$(5,293)
08/07-12/07	Collars	01/01/2009	12/31/2009	$66.18	$76.05	17,000	-	(4,389)
08/07-12/07	Collars	01/01/2010	06/30/2010	$66.43	$76.74	14,000	-	(1,653)
12/07	Collars	07/01/2010	12/31/2010	$75.00	$99.00	12,500	-	(417)

Natural Gas - mmBtu (3):
08/07-12/07	Collars	01/01/2008	12/31/2008	$6.50	$10.22	97,000	-	(711)
08/07-12/07	Collars	01/01/2009	12/31/2009	$6.50	$11.58	80,000	-	(563)
08/07-12/07	Collars	01/01/2010	06/30/2010	$6.50	$11.65	70,000	-	(158)
12/07	Collars	07/01/2010	12/31/2010	$6.50	$11.13	67,000	-	(122)
							$-	$(13,306)

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

Interest Rate Risks-Related Hedging Activities: During most of first-quarter 2009, a fixed-rate swap was in place on $100 million of borrowings under TXCO's Term Loan Agreement (See Note 7 for more information on this agreement) which locked the LIBOR portion of the interest rate at 3.305% until June 30, 2010. This equates to a total rate of 7.805% per annum on this debt. This derivative instrument was terminated in March 2009. The swap was designated as a cash flow hedge. No comparable derivative instrument was in place during first quarter 2008. An immaterial amount of ineffectiveness is expected on this derivative contract due to a difference in the rounding conventions for the LIBOR rate between the two documents. In accordance with FAS 133, the $3.2 million loss on this derivative, included in Other Comprehensive Income in the equity section of the Consolidated Balance Sheet, will be applied against Interest Expense in the Consolidated Statements of Operations over the remaining period covered by the derivative (April 2009 through June 2010).

The following table reflects the realized losses from derivatives included in "Interest expense" on the Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2009	2008
Interest rate swap realized settlement losses	$706	$-
Interest rate swap ineffectiveness	7	-
Loss on interest rate swap contracts	$713	$-

6.     Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows for the three-month periods ended March 31, 2009 and 2008:

	Three Month Period
(in thousands)	2009	2008
For the three months ended March31:
Net (loss) income	$(46,561)	$4,252
Other comprehensive income:
Deferred hedge loss	(1,474)	(4,588)
Income tax benefit of cash flow hedges	587	1,560
Total comprehensive (loss) income	$(47,448)	$1,224

7.     Long-Term Debt

Bank Credit Facilities: TXCO has two credit facilities in place, which are described below. As disclosed in the Company's Form 8-K filed with the SEC on February 27, 2009, TXCO is in violation of the current ratio covenant under these agreements. As a result of that violation all outstanding balances under these agreements have been classified as current liabilities on the Consolidated Balance Sheet as of December 31, 2008, and March 31, 2009.  Additionally, as disclosed in our Form 8-K filed with the SEC on April 22, 2009, we have received Notice of Acceleration documents from the lenders, on the Senior Credit Agreement and the Term Loan Agreement, which demand immediate payment of the entire amounts due under these facilities and terminate their commitments to make additional revolving credit loans under the agreements. For details on the impact of the Bankruptcy Filing, see Note 12 "Subsequent Events".

Senior Credit Agreement -- At March 31, 2009, the Company had a $125 million senior revolving credit facility with a group of lenders, with Bank of Montreal acting as administrative agent (the "SCA"). The SCA was entered into in April 2007, amended in July 2007, and expires in April 2011.

At March 31, 2009, the borrowing base was $55.0 million with $50.0 million outstanding at a weighted average interest rate of 6.00% (which reflects the default interest rate). The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries. In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. As of April 30, 2009, the balance outstanding under the SCA remained $50.0 million, with a weighted average interest rate of 6.00%, using the base rate option.

Loans under the SCA are subject to floating rates of interest based on (1) the total amount outstanding under the SCA in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a base rate loan. LIBOR loans bear interest at the LIBOR rate (for the applicable 1-, 2-, 3- or 6-month maturity chosen by the Company) plus the applicable margin, and base rate loans bear interest at the base rate plus the applicable margin. The applicable margin varies with the ratio of total outstanding to the borrowing base. For base rate loans it ranges from zero to 100 basis points and for LIBOR rate loans it ranges from 150 to 250 basis points. As a result of TXCO's violation of certain loan covenants, an additional 200 basis points was added to the applicable interest rate.

Under the SCA, TXCO is required to pay a commitment fee on the difference between amounts available under the borrowing base and amounts actually borrowed. The commitment fee is (1) 0.375%, so long as the ratio of amounts outstanding under the SCA to the borrowing base is less than 30%, and (2) 0.50%, in the event such ratio is 30% or greater. Prior to the default and Bankruptcy Filings, borrowings under the SCA could be repaid and reborrowed from time to time without penalty.

7.     Long-Term Debt - continued

Term Loan Agreement -- At March 31, 2009, the Company had a $100 million five-year term loan facility with Bank of Montreal (as administrative agent) (the "TLA") and certain other financial institutions party thereto with an interest rate of 5.0625%. The TLA is secured by a second-priority security interest in substantially all of TXCO's and certain of its subsidiaries' assets, including proved oil and natural gas reserves and in the equity interests of such subsidiaries. Loans under the TLA are subject to floating rates of interest equal to, at TXCO’s option, the LIBOR rate plus 4.50% or the base rate plus 3.50%. The "LIBOR rate" and the base rate are calculated in the same manner as under the SCA. As a result of TXCO's violation of certain loan covenants and the ensuing Notices of Acceleration, an additional 200 basis points was added to the applicable interest rate. Therefore, at April 30, 2009, the interest rate was 7.0625%. See additional discussion regarding the interest rate swap in Note 5.

Borrowings under the TLA may be repaid (but not reborrowed). Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements. The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. The Company was not in compliance with the Current Ratio covenant at March 31, 2009. Both agreements also contain customary events of default, including the receipt of a "going concern" qualification to the audit opinion. The audit report for TXCO's year-end 2008 financial statements contained a going concern qualification. As a result of the events of default, the lenders have declared all amounts outstanding under the SCA and TLA to be immediately due and payable. As a result of the covenant violation and going concern opinion, all borrowings under the SCA and TLA have been classified as current liabilities in our Consolidated Balance Sheet as of December 31, 2008, and March 31, 2009.

Drilling Rig Financing: At March 31, 2009, the Company had a $4.0 million senior revolving credit facility with Western National Bank (the "Rig Loan"). The Rig Loan was entered into in December 2008. At March 31, 2009, the borrowing base was $3.7 million, of which $0.4 million was outstanding at a weighted average interest rate of 5.00%. The Rig Loan is secured by a first-priority security interest in TXCO subsidiary's drilling rigs. The Rig Loan bears interest at the prime rate as published in The Wall Street Journal plus 1.00% with a floor of 5.00%. Under the rig loan, TXCO's subsidiary, TXCO Drilling Corp. is required to pay interest monthly. In addition, the borrowing base declines by $83,333 per month, and may require a cash payment of the same if the line of credit is funded above the borrowing base after this monthly reduction.

The Rig Loan also contains certain restrictive covenants, as defined in the agreement, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements. The Rig Loan agreements require TXCO Drilling Corp. to meet a maximum debt service coverage ratio of 1.50 to 1.00, a minimum current assets to current liabilities ratio of 3.00 to 1.00, a minimum tangible net worth of $8,500,000 and a maximum debt to tangible net worth ratio of 1.00 to 1.00. The ratios are calculated on a quarterly basis. The Company was in compliance with all such financial covenants at March 31, 2009. The agreements also contain customary events of default. The outstanding balance due under this note is classified as current, as a result of the occurrence of events of default under the SCA and TLA, due to a cross-default provision.  TXCO has received a Notice of Acceleration from Western National Bank demanding immediate payment of the outstanding balance and accrued interest.

8.     Commitments and Contingencies

The Convertible Preferred Stock Series D and Series E (the "Preferred") each contain make-whole provisions that provide for payments in the event that shares of the Preferred are converted into common stock within three years of their issuance. The make-whole provision is calculated as the present value of three years of dividends on the converted shares less any dividends already paid. The premium recorded in first-quarter 2009 includes an amount related to the make-whole provision.

9. Redeemable Preferred Stock

Preferred Stock Conversions: In January 2009, holders of 5,000 shares of TXCO Series D Preferred Stock (with a conversion price of $14.48) and 5,000 shares of TXCO Series E Preferred Stock (with a conversion price of $17.36), with an aggregate stated value of $10.0 million converted those shares into a total of approximately 633,300 shares of TXCO's common stock. An additional 836,600 shares of TXCO common stock were issued for the make-whole provision related to preferred dividends.

Reclassification to Liability: In February 2009, it was determined that the Company had violated the Current Ratio covenant under its bank credit facilities. As a result of this covenant violation, holders of the convertible preferred stock have the right to request that the Company redeem their shares; however, the Company's obligation to redeem is suspended until the earlier of October 31, 2012 or satisfaction in full of all of the Company's obligations under its bank credit facilities. As a result of this right, though repayment is specifically suspended until the senior debt is paid, the stated value of the outstanding convertible preferred stock has been reclassified to current liabilities in the Consolidated Balance Sheets for December 31, 2008, and March 31, 2009. Shares related to the January conversion of convertible preferred stock, described above, were not reclassified in the December 31, 2008 Consolidated Balance Sheet since they were retired in January 2009 without the use of current assets. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month in respect of each preferred share for which redemption has been demanded until paid in full.

As the shares now qualify as "mandatorily redeemable," the related dividends are included in "Interest expense" on the Consolidated Statement of Operations for the three months ended March 31, 2009, except for the dividends paid in conjunction with the conversion of certain shares as described above. An additional result was the necessity to record the full redemption premium as a liability.  The recognition of the redemption premium resulted in a charge to expense for the quarter ended March 31, 2009, and is included in the "Other Income (Expense)" section of our Consolidated Statement of Operations. During March 2009, TXCO received redemption demand from holders of the majority of its Series D and Series E Preferred Stock.

10.      Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for any future business combinations, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have non-controlling interests in any of its subsidiaries and, therefore, the adoption of SFAS 160 had no impact on its consolidated financial statements.

10.      Recent Accounting Pronouncements - continued

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that we are intending to manage. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement effective January, 1, 2009, did not have a material impact on the Company's Consolidated Financial Statements.

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, which is effective for us in the interim period ending March 31, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company's adoption of FSP FAS 142-3 did not have a material effect on its consolidated financial statements.

In December 2008, the SEC published a final rule entitled "Modernization of Oil and Gas Reporting". The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The impact of this Final Rule on the Company's disclosures, financial position or results of operations, will vary depending on changes in commodity prices.

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

11.     Fair Value Measurements

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents TXCO's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, by level within the fair value hierarchy:

Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3
Assets - Derivative instruments	$ -	$ -	$-
Liabilities - Derivative instruments	$ -	$ -	$-

TXCO's derivative financial instruments were comprised of costless collar agreements and 50% participation swaps. The fair values of these agreements are determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy. However, all of the Company's derivative positions were terminated during first-quarter 2009 for a net cash settlement. The termination values will be taken against income as the hedged transactions occur.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

(in thousands)	Derivatives	Total
Balance as of January 1, 2009	$7,211	$7,211
Total (gains) losses (realized or unrealized):
Included in earnings *	(1,599)	(1,599)
Included in other comprehensive income *	-	-
Purchases, issuances and settlements	(5,612)	(5,612)
Transfers in and out of level 3	-	-
Balance as of March 31, 2009	$-	$-
Change in unrealized gains or losses included in earnings (or changes
in net assets) relating to derivatives held during the period	$(7,211)	$(7,211)

* On the Consolidated Income Statements, realized gains or losses from commodity derivatives are included as adjustments to the "Oil and natural gas sales" revenues, while those from interest rate hedges are included in "Interest Expense." Unrealized losses or gains are included in "Accumulated other comprehensive income" in "Stockholders' Equity" on the Consolidated Balance Sheets, since these derivatives have been designated as cash flow hedges.

12.     Subsequent Events

Reduction in Force:

On May 4, 2009, the Company reduced its staff by 25 employees, approximately 30% of its workforce including Roberto Thomae, Vice President Capital Markets, and nine consultants. Additionally, on May 7, 2009, P. Mark Stark the Chief Financial Officer and James J. Bookout the Chief Operating Officer were terminated. TXCO will incur one-time termination costs of approximately $380,000 during second-quarter 2009.

12.     Subsequent Events - continued

Chapter 11 Bankruptcy Filing:

During 2008, the Company engaged in its largest capital expenditure program in its history. Our costs incurred in the development and purchase of oil and natural gas properties increased beyond planned 2008 levels to $182 million. The expansion in the capital program was due to escalating capital costs caused by tight service availability during the extremely active industry period in mid-2008 and, specifically, cost overruns on certain significant wells that encountered severe problems in the drilling process and exceeded their original budget. The capital cost escalations throughout 2008 have been followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we have experienced severe cash flow constraints. Faced with these constraints, on May 17, 2009 (the "Petition Date"), the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas. The Company's Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-51807 through Case No. 09-81817 (BLS) (collectively, the "Bankruptcy Cases"). The petitions were filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Company and its subsidiaries that are part of the Bankruptcy Filing (collectively, the "Debtors") are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court. In addition to the Company, the Debtors comprise TXCO Energy Corp., a Texas corporation, 4 Eagle Pass Well Service, L.L.C., a Texas limited liability company, TXCO Drilling Corp., a Texas corporation, Texas Tar Sands, Inc., a Texas corporation, Charro Energy, Inc., a Texas corporation, Output Acquisition Corp., a Texas corporation, OPEX Energy, LLC., a Texas limited liability company, PPL Operating, Inc., a Texas corporation, Maverick Gas Marketing, Ltd., a Texas limited partnership, and Maverick Dimmit Pipeline, Ltd., a Texas limited partnership.

No assurance can be provided as to what values, if any, will be ascribed in the Debtors' bankruptcy proceedings to the Debtors' pre-petition liabilities, common stock and other securities. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

The Company has filed "first day" motions for various relief designed to stabilize the Company's operations and business relationships with vendors, lenders, employees and others. These motions request authority to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) pay suppliers delivering goods on or after the Petition Date and (d) use the Company's cash on hand in the operation of its business. There can be no assurance that the motions will be approved by the court.

The Bankruptcy Filing resulted in the automatic acceleration of substantially all debt of the Company (see Note 7 to the unaudited condensed consolidated financial statements). Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing will automatically enjoin, or stay, the continuation of any judicial or administrative proceedings or other actions against TXCO or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from TXCO, or to create, perfect or enforce any lien against the property of TXCO, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim will be enjoined unless and until the Bankruptcy Court lifts the automatic stay.

12.     Subsequent Events - continued

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. A Company Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Bankruptcy Cases will arise in the future as a result of damage claims created by the Company's rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

There can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations.

12.     Subsequent Events - continued

As of the Petition Date, the Company had approximately $1.1 million in cash and cash equivalents. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to secure adequate DIP financing; (ii) the Company's ability to comply with the terms and conditions of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (iii) ) the ability of the Company to generate cash from operations; (iv) the ability of the Company to maintain adequate cash on hand; (v) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (vi) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and are in the process of attempting to secure DIP financing, as described below. There can be no assurance that any of these efforts will be successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Preparing the accompanying unaudited condensed consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements. Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers, vendors and service providers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company's ability to obtain trade credit; and limiting the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company's liabilities.

12.     Subsequent Events - continued

Debtor-In-Possession Financing

On May 17, 2009, TXCO filed a motion with the Bankruptcy Court for an interim order (the "Interim Order") seeking approval of an anticipated debtor-in-possession financing on the terms and conditions provided in the Summary of Terms and Conditions (attached hereto) (the "DIP Term Sheet").  The DIP Term Sheet contemplates that certain lenders under the TLA shall provide to TXCO and certain of its subsidiaries (the "Debtors") debtor-in-possession financing (the "DIP Facility") composed of a multiple draw term loan facility (the "DIP Loans") in an aggregate principal amount of up to $32,000,000 (the "Total Commitment"), with an initial $12,500,000 anticipated to be made available on an interim basis (the "Interim Facility") subject to the fulfillment by the Debtors of specified conditions precedent including entry by the Bankruptcy Court of the Interim Order.  Letters of credit may also be available for issuance under the DIP Facility, with the issuance of any such letters of credit resulting in a reduction of availability under the DIP Facility on a dollar-for-dollar basis.  Double Black Diamond Offshore, Ltd. and one or more financial institutions that are currently lenders under the TLA are anticipated to comprise the lenders under the DIP Facility (in such capacity, the "DIP Lenders").  Pursuant to the DIP Term Sheet, the DIP Loans are to be used to fund disbursements in accordance with a budget provided by TXCO to the DIP Lenders.

The DIP Loans are anticipated to accrue interest at a floating rate of interest per annum equal to (i) LIBOR plus 4.00% with regard to extensions of credit up to $7,500,000 and (ii) LIBOR plus 10.00% with regard to extensions of credit in excess of $7,500,000, with LIBOR being subject to a 3.00% floor.  An origination fee in an amount equal to 1.00% of the Total Commitment will be due and payable upon closing of the Interim Facility or at the time of any increase in the commitments, with an additional fee of 2.00% of the Total Commitment being due and payable upon repayment of the DIP Loans at maturity.  Additionally, an unused line fee equal to 0.50% shall be payable monthly.

The DIP Loans are to mature on the earliest to occur of: (i) 30 days after the entry of the Interim Order, if the final DIP order approving the transactions outlined in the DIP Term Sheet and granting the priority liens and administrative expense claims referred to in the DIP Term Sheet (the "Final Order") has not been approved, in form and substance acceptable to the DIP Lenders; (ii) if the Final Order has been entered on or prior to 30 days following the date of entry of the Interim Order, six months after the Bankruptcy Filing; (iii) the effective date on which substantial consummation of a plan of reorganization has been confirmed by an order of the Bankruptcy Court; and (iv) such earlier date on which all of the obligations under the DIP Facility shall become due and payable in accordance with the terms of the credit agreement documenting the DIP Facility.

The anticipated commitment of the DIP Lenders to provide DIP Loans under the DIP Facility is subject to a number of conditions, including entry by the Bankruptcy Court of the Interim Order and completion of final loan documentation satisfactory in form and substance to the DIP Lenders.  There can be no assurance that TXCO will be able to obtain financing on the terms proposed in the DIP Term Sheet or at all.

The DIP Loans are to be secured by valid, enforceable and perfected first-priority priming liens and security interests on all of the Debtors' assets, with such liens and security interests having priority over any and all prepetition or postpetition liens and security interests, subject only to a carve-out for professional fees and expenses.

The DIP Loans are to be subject to provisions regarding mandatory prepayments upon certain events, affirmative and negative covenants, financial covenants, certain budgeting requirements, events of default and other customary terms and conditions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, when we refer to "TXCO", "the Company", "we", "us" or "our", we are describing TXCO Resources Inc. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, and with the Company's latest audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis, as reported in its Annual Report on Form 10-K for the year ended December 31, 2008.

Disclosure Regarding Forward Looking Statements

Statements in this Form 10-Q which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forwarding-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in some cases can be identified by their being preceded by, followed by or containing words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” and other similar expressions. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Such statements include those relating to

•	forecasts of our ability to successfully reorganize and emerge from bankruptcy;
•	estimated financial results;
•	liquidity needs;
•	our ability to finance our working capital requirements;
•	expected oil and gas prices;
•	production volumes;
•	well test results;
•	reserve levels;
•	number of drilling locations;
•	expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled;
•	expected geological formations; or
•	the availability of specific services, equipment or technologies.

It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation
•	our ability to continue as a going concern;
•	our ability to obtain debtor-in-possession (DIP) financing on an interim or final basis;
•	our ability to operate pursuant to the terms and conditions of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;
•	our ability to obtain Court approval with respect to motions in the Chapter 11 cases prosecuted by us from time to time;
•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Bankruptcy Cases;
•
risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or examiner with expanded powers or to convert the Bankruptcy Cases to cases under Chapter 7 of the Bankruptcy Code;

•	our ability to obtain and maintain normal terms with vendors and service providers;
•	our ability to maintain our leased properties and acreage and other contracts that are critical to our operations;
•	the potential adverse impact of the Bankruptcy Cases on our liquidity or results of operations;

•	our ability to fund and execute our business plan;
•	our ability to attract, motivate and retain key executives and employees;
•	our ability to attract and retain customers;
•	our ability to obtain capital to fund our working capital or other needs;
•	the adequacy of our liquidity and our ability to meet our cash commitments, working capital needs, lender and vendor obligations;
•	general market conditions;
•	adverse capital and credit market conditions;
•	the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves;
•	the price for which such reserves and production can be sold;
•	fluctuation in prices of oil and natural gas;
•	the uncertainties inherent in estimating quantities of proved reserves and cash flows;
•	competition;
•	actions by third party co-owners in properties in which we also own an interest;
•	acquisitions of properties and businesses;
•	operating hazards;
•	environmental concerns affecting the drilling of oil and natural gas wells;
•	impairment of oil and natural gas properties due to depletion or other causes; and
•	hedging decisions, including whether or not to hedge.

TXCO undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to the "Risk Factors" discussion in Part II, Item 1A below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information. This and all our previously filed documents are on file at the Securities and Exchange Commission and can be viewed on our website at www.txco.com. Copies of the filings are available from our Corporate Secretary without charge.

Overview

We are an independent oil and natural gas enterprise with interests in the Maverick Basin of Southwest Texas, the Fort Trinidad area of East Texas, the onshore Gulf Coast region and the Marfa Basin of Texas, the Midcontinent region of Western Oklahoma and shallow Gulf of Mexico waters. Our primary business operation is exploration, exploitation, development, production and acquisition of predominately onshore domestic oil and natural gas reserves.

Our business strategy is to acquire undeveloped mineral interests and internally develop a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. We account for our oil and natural gas operations under the successful efforts method of accounting and trade our common stock on Nasdaq's Global Select Market under the symbol "TXCO."

As of early May, we have one drilling rig under contract and in operation on our Maverick Basin acreage. Our emphasis thus far this year has been on the Georgetown formation. We participated in three new wells and three re-entries through April 30, 2009, with five of the six total wells in the Maverick Basin. Four of the wells targeted the Georgetown formation, of which two wells are producing oil and one well is producing gas, while one re-entry continues drilling. One well awaits completion in the Olmos formation and one re-entry to a shallow offshore well is producing gas. Two of the new Georgetown wells were drilled with funds from our partner in this project. We have reviewed our remaining 2009 capital expenditures budget ("CAPEX") and drilling program and plan to operate within expected cash flow, focusing on retaining leases and earning additional interests through drilling.

Due to the number of promising prospects on our Maverick Basin acreage, as well as high oil and natural gas prices, drilling activity remained high during the last several years through September of 2008. For further discussion of this activity and the related plays, see "Principal Areas of Activity" and "Drilling Activity" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008. However, the significant decline in commodity prices during fourth-quarter 2008 resulted in reduced activity for that period, as well as the first quarter of 2009. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recording of reserves. The low commodity prices at year-end 2008, which continue in first-quarter 2009, caused some oil and natural gas deposits to become less than economic and, therefore, not recognized as proved reserves under the applicable rules at this time.

Recent Events/Chapter 11 Bankruptcy

During 2008, the Company engaged in its largest capital expenditure program in its history. Our costs incurred in the development and purchase of oil and natural gas properties increased beyond planned 2008 levels to $182 million. The expansion in the capital program was due to escalating capital costs caused by tight service availability during the extremely active industry period in mid-2008 and, specifically, cost overruns on certain significant wells that encountered severe problems in the drilling process and exceeded their original budget. The capital cost escalations throughout 2008 have been followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we have experienced severe cash flow constraints. Faced with these constraints, on May 17, 2009 (the "Petition Date"), the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas. The Company's Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-51807 through Case No. 09-51817 (BLS) (collectively, the "Bankruptcy Cases"). The petitions were filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Company and its subsidiaries that are part of the Bankruptcy Filing (collectively, the "Debtors") are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court. In addition to the Company, the Debtors comprise TXCO Energy Corp., a Texas corporation, Eagle Pass Well Service, L.L.C., a Texas limited liability company, TXCO Drilling Corp., a Texas corporation, Texas Tar Sands, Inc., a Texas corporation, Charro Energy, Inc., a Texas corporation, Output Acquisition Corp., a Texas corporation, OPEX Energy, LLC., a Texas limited liability company, PPL Operating, Inc., a Texas corporation, Maverick Gas Marketing, Ltd., a Texas limited partnership, and Maverick Dimmit Pipeline, Ltd., a Texas limited partnership.

As a result of the Bankruptcy Filing, the Debtors are periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, monthly operating reports and other financial information. Such materials will be prepared according to requirements of federal bankruptcy law and may in some cases present information on an unconsolidated basis. While they would accurately provide then-current information required under federal bankruptcy law, such materials will contain information that may be unconsolidated and will generally be unaudited and prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format of such materials do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's or other Debtors' stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

Most of the Debtors' filings with the Bankruptcy Court are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court's web site (http://www.txwb.uscourts.gov/) or may be obtained through private document retrieval services, or on the web site established by the Debtors' claims and noticing agent (http://cases.administarllc.com/txco). Information contained on, or that can be accessed through, such web sites or the Bankruptcy Court's web site is not part of this report.

The Company has filed "first day" motions for various relief designed to stabilize the Company's operations and business relationships with vendors, lenders, employees and others. These motions request authority to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) pay suppliers delivering goods on or after the Petition Date and (d) use the Company's cash on hand in the operation of its business. There can be no assurance that the motions will be approved by the court.

The Bankruptcy Filing resulted in the automatic acceleration of substantially all debt of the Company (see Note 7 to the unaudited condensed consolidated financial statements). Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing will automatically enjoin, or stay, the continuation of any judicial or administrative proceedings or other actions against TXCO or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from TXCO, or to create, perfect or enforce any lien against the property of TXCO, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim will be enjoined unless and until the Bankruptcy Court lifts the automatic stay.

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. A Company Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Bankruptcy Cases will arise in the future as a result of damage claims created by the Company's rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

There can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations.

As of the Petition Date, the Company had approximately $1.1 million in cash and cash equivalents. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to secure adequate DIP financing; (ii) the Company's ability to comply with the terms and conditions of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and (vi) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and are in the process of attempting to secure DIP financing, as described below under "Liquidity and Capital Resources." There can be no assurance that any of these efforts will be successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Preparing the accompanying unaudited condensed consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements. Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers, vendors and service providers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company's ability to obtain trade credit; and limiting the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.

A plan of reorganization could result in holders of the Company's common stock (the "Common Stock") and preferred stock receiving no distribution on account of their interests and cancellation of their existing stock. As discussed above, if the requirements of section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company's equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.

The value of the Common Stock and preferred stock is highly speculative. The Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Common Stock or preferred stock or any of the liabilities and/or other securities of the Company or other Debtors.

Liquidity Issues/Going Concern:  As previously discussed, we have experienced severe cash flow constraints and substantial difficulties in meeting our short-term cash needs, particularly in relation to our vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy prices and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital.

At March 31, 2009, we had a working capital deficiency of $290.7 million, including $150.4 million reclassified from long-term debt and $94.5 million reclassified to current liabilities from preferred stock due to defaults under those instruments, which allowed the lenders to demand immediate repayment under our bank credit facilities and the holders of our preferred stock to demand redemption. However, under the terms of the Certificates of Designations our obligation to pay the redemption price of any preferred stock demanded to be redeemed is suspended until the earlier of (i) October 31, 2012 or (ii) the date that all of our obligations under the bank credit facilities have been satisfied. We had $49.8 million in trade payables at March 31, 2009, of which approximately $27.2 million was 60 days or more past due. Our inability to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity has resulted in liens filed against our properties and withdrawal of trade credit by certain vendors, which in turn limits our ability to conduct operations on properties. While we have examined alternatives to improve our liquidity and cash resources, including seeking additional short and long-term capital through bank borrowings, the issuance of debt instruments, the sale of common stock and preferred stock, the sale of non-strategic assets, joint-venture financing, and restructuring our existing obligations, our inability to improve our liquidity and cash resources has caused us to experience continued material adverse business consequences and resulted in the bankruptcy filing.

Our accompanying financial statements have been prepared assuming we will continue as a going concern. However, due to our deficiency in short-term and long-term liquidity, our ability to continue as a going concern is dependent on our success in obtaining DIP financing and generating additional sources of capital in the near future. We received a report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which they have included an explanatory paragraph indicating that our working capital deficiency, non-compliance with our current ratio covenant under our bank credit facilities and violation of a provision of the certificate of designation of the Series D and Series E Convertible Preferred Stock, are factors which raise substantial doubt about our ability to continue as a going concern. See "Liquidity and Capital Resources" later in this section for further discussion of liquidity issues.

Market Conditions: Beginning in October 2008 and continuing through first-quarter 2009, oil and natural gas prices declined significantly, and remain volatile. The decline in commodity prices resulted in significantly reduced revenues, net income and cash flows for fourth-quarter 2008 and first-quarter 2009. As a result, our financial condition, operating results and cash flows, as well as access to debt and equity capital, has been materially adversely effected. Additionally, perceptions by oil and natural gas companies that oil and natural gas prices will be lower long-term has similarly reduced or deferred major expenditures, which has impacted our ability to attract partners for certain of our activities. Difficult conditions in the global capital markets and the economy generally have materially adversely effected our business and results of operations and we do not expect these conditions to improve in the near future.

Impairment of Oil and Natural Gas Properties:  We review our oil and natural gas properties for impairment at least annually, and whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amounts are recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and natural properties. For the quarter ended March 31, 2009, we recognized impairments of $19.9 million, compared to $.3 million in the prior comparative quarter. The increase in impairment is due to the significant decrease in commodity prices from the comparative prior quarter, combined with the severe restriction in our capital expenditures which as caused us to reevaluate our various drilling projects. There can be no assurance that additional impairments will not be recognized either in the next quarter or future quarters, as of result of the Chapter 11 filing, which will require us to further evaluate our oil and natural gas properties.

TXCO Response to Liquidity Issues and Market Conditions: We initiated a number of actions beginning in the fourth quarter of 2008 to mitigate the impact on TXCO of the unprecedented deterioration of market conditions. These actions included:
•	reduced drilling activity in light of projected reductions in cash flows;
•	assessed the prospect of selling our pipeline assets and certain non-core leasehold interests;
•	evaluated our derivative positions;
•	discontinued our FAST oil sands pilot project,
•	temporarily stacked one of our drilling rigs,
•	laid-off approximately 20% of our work force,
•	entered into a $4 million credit facility secured by our drilling rigs,
•	initiated discussions with the agent for our revolving credit agreement to discuss our financial condition, and
•	initiated talks with prospective buyers regarding the sale of our pipeline system.

During first-quarter 2009, we:
•	closed out all of our derivative positions for cash,
•	closed the sale of our pipeline assets effective February 1, 2009, to Clear Springs Energy Company, LLC, a San Antonio based company,
•	initiated a strategic alternatives review (discussed below),
•	discontinued our SAGD oil sands pilot project, and
•	hired FTI Consulting, Inc. as restructuring advisor and appointed its Senior Managing Director, Albert S. Conly, as Chief Restructuring Officer.

We also reviewed the creditworthiness of the banks and financial institutions with which we maintain our bank credit facilities, and which were counter-parties to our derivative arrangements.

Additionally, on May 4, 2009, we reduced our staff by 25 employees, approximately 30% of our workforce including Roberto Thomae, Vice President Capital Markets, and nine consultants. Additionally, on May 7, 2009, P. Mark Stark the Chief Financial Officer and James J. Bookout the Chief Operating Officer were terminated as employees. TXCO will incur one-time termination costs of approximately $380,000 during second-quarter 2009.

Strategic Alternatives Review: In February 2009, we retained Goldman, Sachs & Co. as a financial advisor for a strategic alternatives review designed to enhance stockholder value. We expect that during the Bankruptcy Cases, all options will continue to be under consideration, including the potential sale of leasehold interests or other assets or sale of the Company.

Liquidity and Capital Resources

General

Liquidity is a measure of ability to access cash. We primarily need cash for exploration, development and acquisitions of oil and natural gas properties, payment of contractual obligations, redemption of preferred stock, payment of preferred stock dividends and working capital funding. At March 31, 2009, we had a working capital deficiency of $290.7 million, including $150.4 million reclassified from long-term debt and $94.5 million reclassified from preferred stock. We had $49.8 million in trade payables at March 31, 2009. Our inability to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity has resulted in liens filed against our properties and withdrawal of trade credit by certain vendors, which in turn limits our ability to conduct operations on properties.

We received a report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which they included an explanatory paragraph indicating that our working capital deficiency, non-compliance with our current ratio covenant under our bank credit facilities and violation of a provision of the certificate of designation of the Series D and Series E Convertible Preferred Stock raise substantial doubt about our ability to continue as a going concern. As such, our accompanying financial statements have been prepared assuming we will continue as a going concern

The prices for future oil and natural gas production and the level of production have significant impacts on our operating cash flows and can not be predicted with any degree of certainty.

As a result of the Bankruptcy Filing and the circumstances leading to the Bankruptcy Filing, described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing. During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will be cash flows from operations and borrowings under such DIP financing as we may be able to obtain. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs. We cannot assure you that the amounts of cash available from operations, together with any DIP financing, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

Debtor-in-Possession Financing

On May 17, 2009, TXCO filed a motion with the Bankruptcy Court for an interim order (the "Interim Order") seeking approval of an anticipated debtor-in-possession financing on the terms and conditions provided in the Summary of Terms and Conditions (attached hereto) (the "DIP Term Sheet").  The DIP Term Sheet contemplates that certain lenders under the TLA shall provide to TXCO and its subsidiaries (the "Debtors") debtor-in-possession financing (the "DIP Facility") composed of a multiple draw term loan facility (the "DIP Loans") in an aggregate principal amount of up to $32,000,000 (the "Total Commitment"), with an initial $12,500,000 anticipated to be made available on an interim basis (the "Interim Facility") subject to the fulfillment by the Debtors of specified conditions precedent including entry by the Bankruptcy Court of the Interim Order.  Letters of credit may also be available for issuance under the DIP Facility, with the issuance of any such letters of credit resulting in a reduction of availability under the DIP Facility on a dollar-for-dollar basis.  Double Black Diamond Offshore, Ltd. and one or more financial institutions that are currently lenders under the TLA are anticipated to comprise the lenders under the DIP Facility (in such capacity, the "DIP Lenders").  Pursuant to the DIP Term Sheet, the DIP Loans are to be used to fund disbursements in accordance with a budget provided by TXCO to the DIP Lenders.

The DIP Loans are anticipated to accrue interest at a floating rate of interest per annum equal to (i) LIBOR plus 4.00% with regard to extensions of credit up to $7,500,000 and (ii) LIBOR plus 10.00% with regard to extensions of credit in excess of $7,500,000, with LIBOR being subject to a 3.00% floor.  An origination fee in an amount equal to 1.00% of the Total Commitment will be due and payable upon closing of the Interim Facility or at the time of any increase in the commitments, with an additional fee of 2.00% of the Total Commitment being due and payable upon repayment of the DIP Loans at maturity.  Additionally, an unused line fee equal to 0.50% shall be payable monthly.

The DIP Loans are to mature on the earliest to occur of: (i) 30 days after the entry of the Interim Order, if the final DIP order approving the transactions outlined in the DIP Term Sheet and granting the priority liens and administrative expense claims referred to in the DIP Term Sheet (the "Final Order") has not been approved, in form and substance acceptable to the DIP Lenders; (ii) if the Final Order has been entered on or prior to 30 days following the date of entry of the Interim Order, six months after the Bankruptcy Filing; (iii) the effective date on which substantial consummation of a plan of reorganization has been confirmed by an order of the Bankruptcy Court; and (iv) such earlier date on which all of the obligations under the DIP Facility shall become due and payable in accordance with the terms of the credit agreement documenting the DIP Facility.

The anticipated commitment of the DIP Lenders to provide DIP Loans under the DIP Facility is subject to a number of conditions, including entry by the Bankruptcy Court of the Interim Order and completion of final loan documentation satisfactory in form and substance to the DIP Lenders.  There can be no assurance that TXCO will be able to obtain financing on the terms proposed in the DIP Term Sheet or at all.

The DIP Loans are to be secured by valid, enforceable and perfected first-priority priming liens and security interests on all of the Debtors' assets, with such liens and security interests having priority over any and all prepetition or postpetition liens and security interests, subject only to a carve-out for professional fees and expenses.

The DIP Loans are to be subject to provisions regarding mandatory prepayments upon certain events, affirmative and negative covenants, financial covenants, certain budgeting requirements, events of default and other customary terms and conditions.
The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to secure adequate DIP financing; (ii) the Company's ability to comply with the terms and conditions of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to generate cash from operations; (v) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and (vi) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and are in the process of attempting to secure DIP financing, as described below. There can be no assurance that any of these efforts will be successful.

Existing Credit Facilities and Preferred Stock

Bank Credit Facilities: We have two credit facilities in place, which are described below. As disclosed in our Form 8-K filed with the SEC on February 27, 2009, we are in violation of the current ratio covenant under these agreements. As a result of that violation all outstanding balances under these agreements have been classified as current liabilities on the Consolidated Balance Sheet as of December 31, 2008, and March 31, 2009. Additionally, as disclosed in our Form 8-K filed with the SEC on April 22, 2009, we have received Notice of Acceleration documents from the lenders, on the Senior Credit Agreement and the Term Loan Agreement, which demands immediate payment of the entire amounts due under these facilities and terminates their commitments to make additional revolving credit loans under the agreements.

Senior Credit Agreement -- At March 31, 2009, we had a $125 million senior revolving credit facility with a group of lenders, with Bank of Montreal acting as administrative agent (the "SCA"). The SCA was entered into in April 2007, amended in July 2007, and was scheduled to expire in April 2011.

At March 31, 2009, the borrowing base was $55.0 million with $50.0 million outstanding at a weighted average interest rate of 4.00%. The SCA is secured by a first-priority security interest in TXCO's and certain of its subsidiaries' proved oil and natural gas reserves and in the equity interests of such subsidiaries. In addition, TXCO's obligations under the SCA are guaranteed by these certain subsidiaries. As of April 30, 2009, the balance outstanding under the SCA remained $50.0 million, with a weighted average interest rate of 6.00%, using the base rate option.

Loans under the SCA are subject to floating rates of interest based on (1) the total amount outstanding under the SCA in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a base rate loan. LIBOR loans bear interest at the LIBOR rate (for the applicable 1-, 2-, 3- or 6-month maturity chosen by the Company) plus the applicable margin, and base rate loans bear interest at the base rate plus the applicable margin. The applicable margin varies with the ratio of total outstanding to the borrowing base. For base rate loans it ranges from zero to 100 basis points and for LIBOR rate loans it ranges from 150 to 250 basis points. As a result of our violation of certain loan covenants, an additional 200 basis points was added to the applicable interest rate.

Under the SCA, TXCO is required to pay a commitment fee on the difference between amounts available under the borrowing base and amounts actually borrowed. The commitment fee is (1) 0.375%, so long as the ratio of amounts outstanding under the SCA to the borrowing base is less than 30%, and (2) 0.50%, in the event such ratio is 30% or greater. Prior to the default and Bankruptcy Filings, borrowings under the SCA could be repaid and reborrowed from time to time without penalty.

Term Loan Agreement -- At March 31, 2009, we had a $100 million five-year term loan facility with Bank of Montreal (as administrative agent) (the "TLA") and certain other financial institutions party thereto with an interest rate of 5.0625%. The TLA is secured by a second-priority security interest in substantially all of TXCO's and certain of its subsidiaries' assets, including proved oil and natural gas reserves and in the equity interests of such subsidiaries. Loans under the TLA are subject to floating rates of interest equal to, at our option, the LIBOR rate plus 4.50% or the base rate plus 3.50%. The LIBOR rate and the base rate are calculated in the same manner as under the SCA. As a result of our violation of certain loan covenants, an additional 200 basis points was added to the applicable interest rate. See additional discussion regarding the interest rate swap in Note 5. Therefore, at April 30, 2009, the interest rate was 7.0625%.

Borrowings under the TLA may be repaid (but not reborrowed). Additionally, no prepayments are permitted if the ratio of the total amount outstanding under the SCA to the borrowing base thereunder exceeds 75% or if any default exists under the SCA.

Both the SCA and the TLA contain certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements. The amended SCA and TLA require TXCO and its subsidiaries to meet a maximum consolidated leverage ratio of 3.00 to 1.00, a minimum current assets to current liabilities ratio of 1.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00 and a minimum net present value to consolidated total debt ratio of 1.50 to 1.00. The ratios are calculated on a quarterly basis. The Company was not in compliance with the Current Ratio covenant at March 31, 2009. Both agreements also contain customary events of default, including the receipt of a "going concern" qualification to the audit opinion. The audit report for TXCO's year-end 2008 financial statements contained a going concern qualification. As a result of the events of default, the lenders have declared all amounts outstanding under the SCA and TLA to be immediately due and payable. As a result of the covenant violation and going concern opinion, all borrowings under the SCA and TLA have been classified as current liabilities in our Consolidated Balance Sheet as of December 31, 2008, and March 31, 2009.

Drilling Rig Financing: At March 31, 2009, we had a $4.0 million senior revolving credit facility with Western National Bank (the "Rig Loan"). The Rig Loan was entered into in December 2008. At March 31, 2009, the borrowing base was $3.7 million, of which $0.4 million was outstanding at a weighted average interest rate of 5.00%. The Rig Loan is secured by a first-priority security interest in our subsidiary's drilling rigs. The Rig Loan bears interest at the prime rate as published in The Wall Street Journal plus 1.00%, with a floor of 5.00%. Under the rig loan, we are required to pay interest monthly. In addition, the borrowing base declines by $83,333 per month, and may require a cash payment of the same if the line of credit is funded above the borrowing base after this monthly reduction.

The Rig Loan also contains certain restrictive covenants, as defined in the agreements, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, redemptions of capital stock, prepayments of indebtedness, asset dispositions, mergers and consolidations, transactions with affiliates, derivative contracts, sale leasebacks and other matters customarily restricted in such agreements. The Rig Loan agreements require TXCO's subsidiary, TXCO Drilling Corp., to meet a maximum debt service coverage ratio of 1.50 to 1.00, a minimum current assets to current liabilities ratio of 3.00 to 1.00, a minimum tangible net worth of $8,500,000 and a maximum debt to tangible net worth ratio of 1.00 to 1.00. The ratios are calculated on a quarterly basis. We were in compliance with all such financial covenants at March 31, 2009. The agreements also contain customary events of default. The outstanding balance due under this note is classified as current, as a result of the occurrence of events of default under our SCA and TLA, due to a cross-default provision. TXCO has received a Notice of Acceleration from Western National Bank demanding immediate payment of the outstanding balance and accrued interest.

Redeemable Preferred Stock: In January 2009, holders of 5,000 shares of TXCO Series D Preferred Stock (with a conversion price of $14.48) and 5,000 shares of TXCO Series E Preferred Stock (with a conversion price of $17.36), with an aggregate stated value of $10.0 million, converted those shares into a total of approximately 633,300 shares of TXCO's common stock. An additional 836,600 shares of TXCO common stock were issued for the make-whole provision related to preferred dividends.

In February 2009, it was determined that TXCO had violated the Current Ratio covenant under its bank credit facilities. As a result of this covenant violation, holders of the convertible preferred stock have the right to request that we redeem their shares; however, our obligation to redeem is suspended until the earlier of October 31, 2012 or satisfaction in full of all of our obligations under the bank credit facilities. As a result of this right, though repayment is specifically suspended until the senior debt is paid, the stated value of the outstanding convertible preferred stock has been reclassified to current liabilities in the Consolidated Balance Sheets for December 31, 2008, and March 31, 2009. Shares related to the January conversion of convertible preferred stock, described above, were not reclassified in the December 31, 2008 Consolidated Balance Sheet since they were retired in January 2009 without the use of current assets. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month in respect of each preferred share for which redemption has been demanded until paid in full.

As the shares now qualify as "mandatorily redeemable," the related dividends are included in "Interest expense" on the Consolidated Statement of Operations for the three months ended March 31, 2009, except for the dividends paid in conjunction with the conversion of certain shares as described above. An additional result was the necessity to record the full redemption premium as a liability. The recognition of the redemption premium resulted in a charge to expense for the quarter ended March 31, 2009, and is included in the "Other Income (Expense)" section of our Consolidated Statement of Operations. During March 2009, we received redemption demand from holders of the majority of our Series D and Series E Preferred Stock.

Other

Risk Management Activities -- Hedging Contracts: Due to the volatility of oil and natural gas prices and requirements under our Bank Credit Facilities, we periodically enter into price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production. We also have used interest rate swaps on our long-term debt. In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity hedges applied to only a portion of our production, and provided only partial price protection against declines in oil and natural gas prices, and partially limited our potential gains from future increases in prices. None of these instruments are used for trading purposes.

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

All of our risk management instruments were considered derivatives and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." When used, these derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. The change in fair value for the effective portion of contracts designated as cash flow hedges is recognized as Other Comprehensive Income (Loss) as a component in the Stockholders' Equity section of the Consolidated Balance Sheets, and is reclassified to income as the hedged transactions occur unless the forecasted transactions become less than probable. The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

In accordance with the terms of our Bank Credit Facilities, we entered into commodity derivative agreements. At December 31, 2008, collars were in place covering approximately 50% of our projected crude oil and natural gas sales over the next 3 years. Additionally, interest rate swaps locked in the interest rate on our $100 million TLA through June 30, 2010. During first-quarter 2009 we terminated all of our outstanding derivative agreements for a net cash settlement. See Note 5 to our consolidated financial statements for further information.

Sale of Assets: During first-quarter 2009, we closed on the sale of our pipeline system to Clear Springs Energy Company LLC, a Texas limited liability company, effective February 1, 2009, with a book value of approximately $4.0 million. Additionally, working interests in certain of our properties were sold in transactions that were not material, either individually or in the aggregate.

Sources and Uses of Cash: At December 31, 2008, our cash reserves were $12.2 million. During first-quarter 2009, cash used by operating activities was $3.8 million. We received approximately $9.7 million from the termination of our commodity cash flow hedges, $5.9 million from the sale of assets, and borrowed $3.0 million under bank credit facilities, resulting in total cash available of $27.0 million for use in meeting our ongoing operational and development needs.

Principal payments of $6.6 million were made on bank credit facilities during the first three months of 2009. Interest payments on debt were $2.1 million. There were no federal income taxes paid during 2009. We used $14.0 million to fund the ongoing development of our oil and natural gas producing properties, $0.1 million for the purchase of other equipment, and $3.2 million for the termination of our interest rate swap.

We ended the first three months of 2009 with a working capital deficit of $290.7 million, including $150.4 million reclassified from long-term debt and $94.5 million reclassified from preferred stock. This compares to a working capital deficit of $256.9 million at December 31, 2008, including $153.0 million reclassified from long-term debt and $66.9 million reclassified from preferred stock. At March 31, 2009, our current ratio was 0.07 to 1 compared to 0.15 to 1 at year-end 2008, including the debt and preferred stock reclassified to current liabilities.

Net cash used by operating activities ("operating cash flow") for the first three months of 2009 was $3.8 million, compared to $9.9 million in the same period of 2008. Operating cash flow is comprised of three main items: net income, adjustments to reconcile net income to net cash provided by operating activities ("CF Adjustments"), and changes in operating assets and liabilities. For the three months ended March 31, 2009, we recorded a net loss of $46.6 million, as compared to a net income of $4.3 million in the comparable prior year period. CF Adjustments (primarily non-cash items such as depreciation, depletion, amortization, impairment, share-based compensation and deferred taxes) were $46.5 million for the year-to-date period of 2009, as compared to $11.3 million in the same period of 2008. The increase CF Adjustments from the prior year period primarily reflects the accrual of the redemption premium on the convertible preferred stock due to its becoming mandatorily redeemable as a result of an event of default on the bank credit facilities. Changes in working capital were a net use of funds of $3.7 million in the three-month period of 2009, compared to a net use of $25.4 million in the comparable prior year period.

Results of Operations

Comparing the three-month period ended March 31, 2009 with the same period of 2008:

•	Oil and natural gas sales revenues decreased 51.3%;
•	Sales volumes were down 2.8% on a thousand cubic feet equivalent per day basis ("mcfed");
•
Average realized prices were down $62.03 to $35.30 per barrel of oil ("bo"), and $4.18 to  $4.89 per thousand cubic feet of natural gas ("mcf"), excluding the impact of hedges; or down $49.63 to $41.86 per bo, and $2.98 to $6.09 per mcf, including the impact of hedges;

•	Lease operating expenses increased by 27.2%;
•	Impairment expense increased by $19.6 million;
•	Interest expense increased by 111.2%;
•	a $27.6 million non-cash expense was accrued for the redemption premium on preferred stock;
•	Depreciation, depletion and amortization increased by 55.1%; and
•	Preferred dividends increased by 24.2%.

These factors, which are discussed further below, resulted in net loss to common stockholders of $47.8 million for the three-month period ended March 31, 2009.

Operational Data	Three Months
for the periods ending March 31	2009	2008	% Change
Oil sales volumes (mbbls)	258.0	247.2	+4.3
Natural gas sales volumes (mmcf)	517.2	664.8	-22.2
Combined sales volumes (mboe)	344.2	358.1	-3.9
Combined sales volumes (mmcfe)	2,065.0	2,148.3	-3.9
Oil average realized sales price bbl, excluding hedging impact of	$35.30 +6.56	$97.33 -5.84	-63.7
Natural gas average realized sales price per mcf, excluding hedging impact of	$4.89 +1.20	$9.07 -0-	-46.1
Oil - average daily sales (bopd)	2,866	2,717	+5.5
Natural gas - average daily sales (mcfd)	5,747	7,306	-21.3
Combined average daily sales (mboed)	3,824	3,935	-2.8
Combined average daily sales (mmcfed)	22,944	23,608	-2.8

The following table highlights the change for 2009 from the comparable period in 2008:

Selected Income Statement Items	Three Months
for the periods ending March 31	$ thousands	%
Oil and natural gas revenues	-14,702	-51.3
Lease operations	+1,151	+27.2
Depreciation, depletion & amortization	+6,214	+55.1
Impairment expense	+19,647	+7,704.7
Operating loss	+40,086	n/m
Net loss	+50,813	n/m
Loss to common stockholders	+51,051	n/m
n/m - % change not meaningful due to a move from income to loss for the period

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008:

Revenues

The 51.3% decrease in oil and natural gas revenue is primarily due to lower average realized prices for crude oil and natural gas, as well as lower volumes for natural gas sales. Sales volumes decreased 2.8% on a mcfed basis. Natural gas sales volumes were down 22.2% primarily due to a combination of factors, including reductions in volumes on non-operated properties, the sale of 15 non-core properties with 1.3 mmcfed of production during third-quarter 2008, one less production day in the 2009 quarter, and normal maturing natural gas well decline curves. Oil sales volumes increased 4.3% primarily due to Georgetown and San Miguel oil wells put on production since March 31, 2008, largely offset by reductions in oil volumes on non-operated properties. Excluding the impact of hedging, average realized sales prices for natural gas were down 46.1%, while those for crude oil were down 63.7%. Derivative gains on hedges increased revenues by $2.3 million for the quarter, compared with losses of $1.4 million for the prior-year quarter.

Lease Operations ("LOE")

The 27.2% increase reflects costs related to 40.5 net oil wells and 6.6 net natural gas wells placed on production since March 31, 2008, partially offset by reduced costs on properties for which we assumed operation and those properties that were sold during third-quarter 2008.

Exploration Expenses

The 11.2% increase primarily reflects delay rental payments on certain leased properties.

Impairment

The $19.6 million increase in impairment expense reflects significantly increased impairment recognized due to current and forecasted lower product prices.

Depreciation, Depletion and Amortization ("DD&A")

The 55.1% increase is due to higher depletion rates as a result of lower reserve balances and costs related to new wells placed on production over the last year, partially offset by lower sales levels.

General and Administrative ("G&A")

G&A expense was down 13.7% due to absence of legal costs accrued in the prior year quarter for a proxy contest. However, as a percentage of revenue it increased to 22.3% from 12.5% last year, primarily due to sharply lower commodity sales prices this year. During fourth quarter 2008, G&A as a percentage of revenue was 14.1%.

Interest Expense

The 111.2% increase was due to higher average outstanding balances on our bank credit facilities and the application of default interest rates.

Accretion of Premium on Redeemable Preferred Stock

The $27.6 million recorded in first-quarter 2009 reflects a non-cash expense reflecting the redemption premium on our convertible preferred stock, which became mandatorily redeemable as the result of an event of default on our bank credit facilities.

Income Tax Expense

Our effective tax rate was 28.9%. The rate in the prior year period was 2.9% due to the tax benefit received on the exercise of stock options during that period.

Subsequent Events

On May 4, 2009, we reduced our staff by 25 employees, approximately 30% of our workforce including Roberto Thomae, Vice President Capital Markets, and nine consultants. Additionally, on May 7, 2009, P. Mark Stark the Chief Financial Officer and James J. Bookout the Chief Operating Officer were terminated as employees. TXCO will incur one-time termination costs of approximately $380,000 during second-quarter 2009.

Drilling Activities

Due to liquidity restraints, we have severely limited our drilling activity thus far in 2009, focusing primarily on the Georgetown formation. We drilled or participated in drilling five wells in first-quarter 2009, four of which were in the Maverick Basin. Our costs on two of the 2009 wells were carried by our partner in the Georgetown project. By comparison, we participated in 25 wells during first-quarter 2008.

In April 2009, we spudded one re-entry to a Georgetown well. At April 30, 2009, of the six total wells that we participated in this year, four were on production, one was in completion, and one remained drilling. Additionally, two wells that were in progress at year-end 2008 were placed on production in 2009.

The following table shows net daily sales for the periods presented:

	Quarter Ended			% Change from
Average net daily sales volumes :	March 31, 2009	December 31, 2008	March 31, 2008	4th Qtr 2008	1st Qtr 2008
Overall:
Oil, bopd	2,866	3,086	2,717	-7.1	+5.5
Natural gas, mcfd	5,747	2,588 *	7,306	*	-21.3
Oil equivalent, boed	3,824	3,518 *	3,935	*	-2.8
Primary formations or fields:
Georgetown, boed	378	215	239	+75.8	+58.2
Eagle Ford, boed	45	26	0	+73.1	+100.0
Pearsall, boed	115	62	155	+85.5	-25.8
Glen Rose, boed	2,031	2,627	2,095	-22.7	-3.1
San Miguel, boed	292	265	211	+10.2	+38.4
Fort Trinidad, boed	196	118	233	+66.1	-15.9
* Fourth-quarter 2008 included a large prior period adjustment related to non-operated properties.

Natural gas sales volumes decreased from first-quarter 2008 due to the sale of 15 non-core properties, with approximately 1.3 mmcfed of net production in third-quarter 2008, seasonal production declines experienced during the hunting season drilling moratorium and normal declines on maturing oil and natural gas wells. These declines were partially offset by volumes from 6.6 net new natural gas wells put on production since March 31, 2008.

Crude oil sales volumes increased from first-quarter 2008 primarily due to 40.5 net new oil wells placed on production since March 31, 2008, partially offset by production declines on non-operated properties and normal declines on maturing oil wells.

There is currently one rig under contract to facilitate drilling or re-entry of wells, primarily to hold leases, in the Maverick Basin. TXCO owns two drilling rigs, which are currently stacked.

Georgetown -- We drilled or re-entered three Georgetown wells in first-quarter 2009, and one in April 2009.  One of these wells is producing natural gas and two are producing oil, while one continues drilling. We also participated in three Georgetown wells in the comparable prior year period.

Other -- We participated in one re-entry to a shallow offshore well and spud one vertical well targeting the Olmos formation during first-quarter 2009. The re-entry is producing gas and the Olmos well awaits completion.

Our drilling operations have been severely curtailed due to our current liquidity constraints. We still believe that our acreage positions in the Maverick and Marfa Basins and the Fort Trinidad field have significant value and potential for growth. Please refer to the discussion of these areas in the "Drilling Activity" section under "Item 2. Properties" in our Annual Report on Form 10-K for the year ended December 31, 2008.

At year-end 2008 we had 7.6 million barrels of proved oil reserves and 36.0 billion cubic feet of proved natural gas reserves. For further information see "Item 2. Properties" in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in interest rates and commodity prices.

Commodity Risk: Our major market-risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Prices have fluctuated significantly over the last five years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. We enter into financial price hedges from time to time covering a portion of our monthly volumes. The amount and timing are generally determined by requirements under our bank credit facilities. However, with permission from the lenders under these bank credit facilities, all of our derivative agreements were terminated during first-quarter 2009. Please refer to Note 5 to the consolidated financial statements included herein for additional information on our commodity hedging contracts and activity.

Interest Rate Risk: We are exposed to market risk through interest rates related to our credit facility borrowing. Our credit facilities borrowings are based on the LIBOR or prime rate plus an applicable margin and are used to assist in meeting our working capital needs. As of March 31, 2009, we had $150.4 million in total borrowings under our credit facilities at a weighted average interest rate of 4.67% per annum. Due to the covenant violations previously discussed, the average rate increased to 6.67% during April 2009. An annualized 100-basis point fluctuation in the interest rate charged on the $150.4 million balance would have approximately $1.5 million impact on our annual net income, before taxes.

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

For additional information, see also our Annual Report on Form 10-K for the year ended December 31, 2008, "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

Based on their evaluation as of March 31, 2009, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive and principal financial officers, as applicable, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However in May 2009, there was a reduction in force, which terminated one-third of our accounting staff and our Chief Financial Officer as well as 22 other employees. Numerous changes will be necessary to our internal control over financial reporting as a result of these terminations. No assurance can be given that these controls will continue to be effective under this reduced staffing complement.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On May 17, 2009, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas (Case Numbers 09-51807 through 09-51817). TXCO intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against TXCO are subject to the automatic stay provisions of section 362 of the Bankruptcy Code. The Bankruptcy Case is discussed in greater detail in Note 12 to the accompanying condensed consolidated financial statements.

We were not involved in any other potentially material matters of litigation that were not disclosed in our Form 10-K for the year ended December 31, 2008, as of May 13, 2009.

ITEM 1A.                      RISK FACTORS

Information concerning risks and uncertainties appears in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

We have identified the following additional risk factors to supplement those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The prices of our equity securities are volatile, and, in connection with our reorganization, holders of our securities may receive no payment or payment that is less than the purchase price of such securities.

Prior to the Bankruptcy Filing, the market price for our common stock was volatile. In addition, we expect our common stock will be suspended from the Nasdaq Global Select Market pending delisting following the Bankruptcy Filing and will trade over the counter. Accordingly, trading in the securities of the Company may be limited, and holders of such securities may not be able to resell their securities for their purchase price or at all. We can make no assurance that the price of our securities will not fluctuate substantially in the future.

It is possible that, in connection with our reorganization, all of the outstanding shares of common stock and preferred stock could be cancelled, and holders of our common stock and preferred stock may not be entitled to any payment in respect of their shares. In addition, new shares of our common stock and/or preferred stock may be issued. It is also possible that shares of our common stock and/or preferred stock may be issued to certain holders of our debt in satisfaction of their claims. The value of any common stock and/or preferred stock so issued may be less than the purchase price of such holders' securities, and the price of any such common shares and/or preferred stock may be volatile.

Accordingly, trading in our securities during the pendency of the Bankruptcy Cases is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, may receive no payment, or a payment or other consideration that is less than the purchase price of such securities.

The Company filed for reorganization under Chapter 11 on May 17, 2009 and is subject to the risks and uncertainties associated with the Bankruptcy Cases.

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:
•	our ability to continue as a going concern;
•	our ability to operate within the restrictions and the liquidity limitations of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;
•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;
•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases;
•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the Bankruptcy Cases to Chapter 7 cases;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;
•	our ability to maintain our leased properties and acreage and other contracts that are critical to our operations;
•	our ability to attract, motivate and retain key employees;
•	our ability to attract and retain customers, vendors and service providers; and
•	our ability to fund and execute our business plan.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our customers, vendors and employees, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

A long period of operating under Chapter 11 could harm our business.

A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Bankruptcy Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy Cases instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Bankruptcy Cases continue, the more likely it is that our vendors will lose confidence in our ability to successfully reorganize our business, and they may seek to establish alternative arrangements for providing us with goods and services, including alternative payment arrangements, which in turn could have an adverse effect on our liquidity and/or results of operations. Our having sought bankruptcy protection may also adversely affect our ability to negotiate favorable terms from suppliers, contract or trading counterparties and others and to attract and retain customers and counterparties. The failure to obtain such favorable terms and to attract and retain customers and other contract or trading counterparties could adversely affect our financial performance.

We may not be able to obtain confirmation of our Chapter 11 plan, and our emergence from Chapter 11 proceedings is not assured.

Our plan of reorganization has not yet been formulated or submitted to the Bankruptcy Court. In order to successfully emerge from Chapter 11 bankruptcy protection, we believe that we must develop, and obtain requisite court and creditor approval of, a viable Chapter 11 plan of reorganization. This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation. We may not receive the requisite acceptances to confirm a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it.

If a plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including secured creditors, would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. There can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from Chapter 11 proceedings.

We have substantial liquidity needs and may be required to seek additional financing.

We have historically addressed our short and long-term liquidity requirements through cash provided by operating activities, the issuance of debt and equity securities when market conditions permit, sale of non-strategic assets, and our bank credit facilities. Our liquidity position is significantly influenced by our operating results, which in turn are substantially dependent on commodity prices, especially prices for oil and natural gas. As a result, adverse commodity price movements adversely impact our liquidity.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs. We cannot assure you that the amounts of cash available from operations, together with any DIP financing, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court.

Our liquidity and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to secure adequate DIP financing; (ii) our ability to comply with the terms and conditions of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (iii) our ability to maintain adequate cash on hand; (iv) our ability to generate cash from operations; (v) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and (vi) the cost, duration and outcome of the reorganization process. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. Accordingly, there can be no assurance as to the success of our efforts. In the event that cash flows and any available borrowings under our proposed DIP financing are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

We may be unable to secure financing.

Our ability to continue our operations during the pendency of our reorganization under chapter 11 and to develop a viable plan of reorganization will depend our having available capital to finance our operations. The Company anticipates seeking approval of DIP financing on both an interim and final basis in an amount sufficient to address immediate liquidity issues but there can be no assurance that we will be able to obtain commitments for or Bankruptcy Court approval of such DIP financing. If we are unable to secure sufficient DIP financing, we could be forced to discontinue some or all of our operations, and could lose a substantial portion of our leased acreage.

Our ability to arrange financing (including any extension or refinancing) and the cost of the financing are dependent upon numerous factors. Access to capital (including any extension or refinancing) for participants in the exploration and production industry, including for us, has been significantly restricted for the last several months and may, as a result of the Bankruptcy Filing, be further restricted in the future. Other factors affecting our access to financing include:
    • general economic and capital market conditions;
    • conditions in exploration and production markets;
    • regulatory developments;
   · credit availability from banks or other lenders for us and our industry peers, as well as the economy in general;
    • investor confidence in the exploration and production industry and in us; and
    • provisions of tax and securities laws that are conducive to raising capital.

We may not have sufficient cash to service our indebtedness and other liquidity requirements.

Our ability to service any DIP financing indebtedness and successfully consummate a plan of reorganization will depend, in part, on our ability to generate cash. We cannot be certain that cash on hand together with cash from operations will by itself be sufficient to meet our cash and liquidity needs. If we are unable to generate enough cash to meet our liquidity needs, we could be forced to discontinue some or all of our operations.

Our proposed DIP financing will impose significant operating and financial restrictions on us, compliance or non-compliance with which could have a material adverse effect on our liquidity and operations.

Restrictions imposed by the terms of our proposed DIP financing could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in an event of default under the DIP financing. These restrictions might limit our ability, subject to certain exceptions, to, among other things:
    • incur additional indebtedness and issue stock;
    • make prepayments on or purchase indebtedness in whole or in part;
   · pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;
    • make investments;
    • enter into transactions with affiliates on other than arm's-length terms;
    • create or incur liens to secure debt;
    • consolidate or merge with another entity, or allow one of our subsidiaries to do so;
    • lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;
    • incur dividend or other payment restrictions affecting subsidiaries;
    • make capital expenditures beyond specified limits;
    • engage in specified business activities; and
    • acquire facilities or other businesses.

These limitations could have a material adverse effect on our liquidity and operations. If we fail to comply with the restrictions under any DIP financing and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP financing, the lenders could declare outstanding borrowings and other obligations under the DIP financing immediately due and payable. Our ability to comply with these restrictions may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us. If we are unable to comply with the terms of the DIP financing, or if we fail to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and our ultimate ability to successfully implement, a plan of reorganization.

We may be subject to claims that will not be discharged in the Bankruptcy Cases, which could have a material adverse effect on our results of operations and profitability.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to the Petition Date and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Bankruptcy Filing. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends. See Note 1 of the notes to the condensed consolidated financial statements in Item 1 of Part I of this report for further information on our accounting while in bankruptcy.

Conducting a successful Chapter 11 reorganization will depend significantly on our ability to retain and motivate management and key employees.

Our success depends significantly on the skills, experience and efforts of our personnel. We do not maintain "key person" life insurance for any of our officers. The loss of any of our officers, including our Chief Restructuring Officer, could have a material adverse effect upon our results of operations and our financial position and could delay or prevent the achievement of our business objectives. Our ability to develop and successfully consummate a plan of reorganization will be highly dependent upon the skills, experience and effort of our senior management, including our Chief Restructuring Officer, and other personnel. Our ability to attract, motivate and retain key employees is restricted, however, by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with the Company during the pendency of the Chapter 11 proceedings. In addition, we must obtain Bankruptcy Court approval of employment contracts and other employee compensation programs. The loss of the services of one or more members of our senior management or certain employees with critical skills, or a diminution in our ability to attract talented, committed individuals to fill vacant positions when needs arise, could have a material adverse effect on our ability to successfully reorganize, emerge from bankruptcy or sell all or a portion of our assets as part of the bankruptcy process.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We had net operating loss carryforwards of approximately $217 million as of March 31, 2009. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an "ownership change" for purposes of Section 382 of the Code during or as a result of the Bankruptcy Cases. The Company has sought Bankruptcy Court approval of an order which places limitations on the trading in our common stock including options to acquire common stock, as further specified in the order. However, we can provide no assurance that these limitations will prevent an "ownership change" or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of our reorganization.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

a)	Exhibit 10.1	Joint Exploration Agreement between TXCO Resources Inc. and Millenium E&P Resources Fund I, LLC (incorporated herein by reference to the Company's Current Report on Form 8-K filed January 6, 2009).

b)	Exhibit 31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

c)	Exhibit 31.2	Certification of Acting Principal Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

d)	Exhibit 32.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

e)	Exhibit 32.2	Certification of Acting Principal Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TXCO RESOURCES INC.
(Registrant)

/s/James E. Sigmon
James E. Sigmon,
Chief Executive Officer (Duly Authorized Officer)

/s/ Richard A. Sartor
Richard A. Sartor,
Controller (Principal Accounting Officer)

Date:                      May 18, 2009