Form 10-Q
period 2009-06-30
TXCO Resources Inc
filed 2009-08-10
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑ . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 2009.

Common Stock $0.01 par value	38,553,311
(Class of Stock)	(Number of Shares)

For more information go to www.txco.com.
The information at www.txco.com is not incorporated into this report.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Balance Sheets
($ in thousands)	June 30, 2009	December 31, 2008
Assets	(Unaudited)

Current Assets
Cash and equivalents	$6,566	$12,236
Accounts receivable, net	18,363	20,641
Prepaid expenses and other	7,967	4,470
Derivative settlements receivable	-	1,586
Accrued derivative asset	-	5,916
Total Current Assets	32,896	44,849

Property and Equipment, net - successful efforts method of accounting for oil and natural gas properties	361,392	433,126

Other Assets
Deferred financing fees	2,533	2,950
Other assets	1,112	1,143
Accrued derivative asset	-	4,782
Total Other Assets	3,645	8,875

Total Assets	$$397,933	$486,850

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Balance Sheets
($ in thousands)	June 30, 2009	December 31, 2008
Liabilities and Stockholders' Equity	(Unaudited)

Current Liabilities
Accounts payable, trade -- post-petition	$3,994	$49,661
Other payables and accrued liabilities	850	25,114
Undistributed revenue	2,142	3,262
Notes payable	-	1,518
Bank debt	7,300	153,000
Redeemable preferred stock	-	66,909
Accrued derivative obligation	-	2,324
Total Current Liabilities	14,286	301,788

Long-Term Liabilities
Deferred income taxes	-	19,602
Accrued derivative obligation	-	1,162
Asset retirement obligation	11,181	8,569
Total Long-Term Liabilities	11,181	29,333

Total Liabilities Not Subject To Compromise	25,467	331,121

Liabilities Subject To Compromise	318,651	-

Total Liabilities	344,118	331,121

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares; Series A, B & C, -0- shares issued and outstanding Series D, 51,909 and 56,909 shares issued and outstanding Series E, 15,000 and 20,000 shares issued and outstanding	-	-
Common stock, par value $0.01 per share; authorized 100,000,000 shares; issued 38,775,695 and 37,420,953 shares, outstanding 38,553,311 and 37,254,100 shares	388	374
Additional paid-in capital	150,638	148,534
Retained earnings (deficit)	(99,356)	3,088
Accumulated other comprehensive income, net of tax	3,247	4,759
Less treasury stock, at cost, 222,384 and 166,853 shares	(1,102)	(1,026)
Total Stockholders' Equity	53,815	155,729

Total Liabilities and Stockholders' Equity	$397,933	$486,850

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Statements Of Operations
	Three Months Ended	Three Months Ended
(in thousands, except earnings per share data)	June 30, 2009	June 30, 2008
Revenues	(Unaudited)
Oil and natural gas sales	$12,913	$43,257
Gas gathering operations	-	4,352
Other operating income	7	1,093
Total Revenues	12,920	48,702
Costs and Expenses
Lease operations	4,020	4,203
Drilling operations	276	574
Production taxes	551	2,378
Exploration expenses	1,315	566
Impairment and abandonments	36,829	379
Gas gathering operations	(20)	4,394
Depreciation, depletion and amortization	15,453	15,013
General and administrative	2,613	3,873
Total Costs and Expenses	61,037	31,380
(Loss) Income from Operations	(48,117)	17,322
Other Income (Expense)
Interest expense (contractual interest for the three months ended June 30, 2009 was $5,914)	(3,323)	(1,999)
Interest income	2	25
Gain on sale of assets	67	-
Loan fee amortization - pre-petition debt	(313)	(297)
Total Other Income (Expense)	(3,567)	(2,271)
(Loss) income before reorganization items and income taxes	(51,684)	15,051
Reorganization items
Professional and legal fees	1,994	-
Loan fee amortization - debtor-in-possession loan	662	-
Interest earned on accumulated cash resulting from Chapter 11 proceeding	(1)	-
Total Reorganization items	2,655	-
Net (loss) income before income taxes	(54,339)	15,051
Income tax expense	322	4,922
Net (Loss) Income	(54,661)	10,129
Preferred dividends	-	1,420
Net (Loss) Income Available to Common Stockholders	$(54,661)	$8,709
Earnings (Loss) Per Share
Basic	$(1.49)	$0.25
Diluted	$(1.49)	$0.24

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Statements Of Operations

	Six Months Ended	Six Months Ended
(in thousands, except earnings per share data)	June 30, 2009	June 30, 2008
Revenues	(Unaudited)
Oil and natural gas sales	$26,859	$71,904
Gas gathering operations	589	7,577
Other operating income	1,104	1,547
Total Revenues	28,552	81,028
Costs and Expenses
Lease operations	9,403	8,435
Drilling operations	1,057	1,006
Production taxes	1,127	3,862
Exploration expenses	2,031	1,210
Impairment and abandonments	56,731	634
Gas gathering operations	784	7,781
Depreciation, depletion and amortization	32,942	26,287
General and administrative	6,094	7,905
Total Costs and Expenses	110,169	57,120
(Loss) Income from Operations	(81,617)	23,908
Other Income (Expense)
Interest expense (contractual interest for the six months ended June 30, 2009 was $10,638)	(8,043)	(4,233)
Interest income	20	97
Gain on sale of assets	697	-
Accretion of premium on redeemable preferred stock	(27,579)	-
Loan fee amortization - pre-petition debt	(618)	(587)
Total Other Income (Expense)	(35,523)	(4,723)
(Loss) income before reorganization items and income taxes	(117,140)	19,185
Reorganization items
Professional and legal fees	1,994	-
Loan fee amortization - debtor-in-possession loan	662	-
Interest earned on accumulated cash resulting from Chapter 11 proceeding	(1)	-
Total Reorganization items	2,655	-
Net (loss) income before income taxes	(119,795)	19,185
Income tax (benefit) expense	(18,573)	4,803
Net (Loss) Income	(101,222)	14,382
Preferred dividends	1,222	2,404
Net (Loss) Income Available to Common Stockholders	$(102,444)	$11,978

Earnings (Loss) Per Share
Basic	$(2.74)	$0.35
Diluted	$(2.74)	$0.34

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Statements Of Cash Flows

(in thousands, except earnings per share data)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Operating Activities	(Unaudited)
Net (loss) income	$(101,222)	$14,382
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Reorganization items, net	2,655	-
Depreciation, depletion and amortization	34,222	26,874
Impairment, abandonments and dry hole costs	56,731	634
Gain on sale of assets	(697)	-
Non-cash accretion of premium on preferred stock	27,579	-
Deferred tax benefit	(18,694)	4,803
Excess tax benefits from stock-based compensation	-	(1,453)
Non-cash compensation expense & change in OCI, net	(50)	1,928
Changes in operating assets and liabilities:
Receivables	3,865	(19,877)
Prepaid expenses and other	(4,732)	(681)
Accounts payable and accrued expenses	1,469	(2,664)
Current income taxes payable (receivable)	158	(25)
Net cash provided by operating activities before reorganization items	1,284	23,921
Cash effect of reorganization items	(1,326)	-
Net cash (used) provided by operating activities	(42)	23,921

Investing Activities
Development and purchases of oil and natural gas properties	(20,440)	(73,072)
Purchase of other equipment	(136)	(1,166)
Proceeds from sale of assets	5,946	-
Net cash used by investing activities	(14,630)	(74,238)

Financing Activities
Proceeds from Debtor-in-Possession credit facilities	7,300	-
Proceeds from bank credit facilities	3,000	28,000
Payments on bank credit facilities	(6,585)	(11,000)
Proceeds from installment and other obligations	-	190
Payments on installment and other obligations	(374)	(267)
Proceeds from termination of commodity hedges, net	8,923	-
Payment to terminate interest rate hedge	(3,186)	-
Purchase of treasury shares	(76)	(525)
Issuance of preferred stock, net of expenses	-	32,377
Net payment for call option spread	-	(2,261)
Payment of preferred stock dividends	-	(1,381)
Cost of shares retired upon option exercises	-	(2,414)
Proceeds from exercise of stock options & related tax benefits	-	2,303
Proceeds from issuance of common stock, net of expenses	-	33
Net cash provided by financing activities	9,002	45,055

Change in Cash and Equivalents	(5,670)	(5,262)
Cash and equivalents at beginning of period	12,236	9,831
Cash and Equivalents at End of Period	$6,566	$4,569

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Notes To Consolidated Financial Statements
Periods Ended June 30, 2009, and June 30, 2008 (Unaudited)

1.     Basis of Presentation and Going Concern

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

Going Concern / Chapter 11 Filing: During 2008, the Company engaged in its largest capital expenditure program in its history. Our costs incurred in the development and purchase of oil and natural gas properties increased beyond planned 2008 levels to $182 million. The expansion in the capital program was due to escalating capital costs caused by tight service availability during the extremely active industry period in mid-2008 and, specifically, cost overruns on certain significant wells that encountered severe problems in the drilling process and exceeded their original budget. The capital cost escalations throughout 2008 were followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we experienced severe cash flow constraints. Faced with these constraints, on May 17, 2009, the Company and its subsidiaries filed voluntary petitions for relief (collectively, the "Bankruptcy Filing") under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code," for details regarding the Bankruptcy Filing and the Chapter 11 cases. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to comply with the terms and conditions of our debtor-in-possession financing and any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 cases; (ii) our ability to generate cash from operations; (iii) our ability to maintain adequate cash on hand; (iv)  our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and are in the process of formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

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

1.     Basis of Presentation and Going Concern - continued

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

Subsequent Events:  Subsequent events have been evaluated by management through the date of the issuance, August 10, 2009.  Material subsequent events, if any, are disclosed in a separate footnote to these financial statements.

Adjustments: In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to current presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

2.     Proceedings Under Chapter 11 of the Bankruptcy Code and Related Disclosures

As discussed in Note 1 above, on May 17, 2009 (the "Petition Date"), the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Company's Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-51807 through Case No. 09-51817 (collectively, the "Bankruptcy Cases"). The petitions were filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Company and its subsidiaries that are part of the Bankruptcy Filing (collectively, the "Debtors") are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court. In addition to the Company, the Debtors comprise TXCO Energy Corp., a Texas corporation, Eagle Pass Well Service, L.L.C., a Texas limited liability company, TXCO Drilling Corp., a Texas corporation, Texas Tar Sands, Inc., a Texas corporation, Charro Energy, Inc., a Texas corporation, Output Acquisition Corp., a Texas corporation, OPEX Energy, LLC., a Texas limited liability company, PPL Operating, Inc., a Texas corporation, Maverick Gas Marketing, Ltd., a Texas limited partnership, and Maverick Dimmit Pipeline, Ltd., a Texas limited partnership.

No assurance can be provided as to what values, if any, will be ascribed in the Debtors' bankruptcy proceedings to the Debtors' pre-petition liabilities, common stock and other securities. Based on current discussions with the Company's debtor-in-possession lenders and other potential sponsors of a plan of reorganization, we currently believe that it is uncertain whether holders of our securities will receive any payment in respect of such securities. Accordingly, extreme caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

The Bankruptcy Filing resulted in the automatic acceleration of substantially all debt of the Company (see Note 8 to the unaudited condensed consolidated financial statements). Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against TXCO or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from TXCO, or to create, perfect or enforce any lien against the property of TXCO, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

2.     Proceedings Under Chapter 11 of the Bankruptcy Code and Related Disclosures - continued

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. A Company Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Bankruptcy Cases will arise in the future as a result of damage claims created by the Company's rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court has established a deadline for the filing of proofs of claim under the Bankruptcy Code, which is September 22, 2009, requiring the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

There can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

2.     Proceedings Under Chapter 11 of the Bankruptcy Code and Related Disclosures - continued

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations.

The ability of the Company to continue as a going concern is dependent upon, among other things, (i)  the Company's ability to comply with the terms and conditions of the DIP financing and cash collateral orders entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) ) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing. There can be no assurance that any of these efforts will be successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Preparing the accompanying unaudited condensed consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

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

The adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with property owners and potential lessees, vendors and service providers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company's ability to obtain trade credit; and limiting the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. Based on current discussions with the Company's debtor-in-possession lenders and other potential sponsors of a plan of reorganization, we currently believe that it is uncertain whether holders of our securities will receive any payment in respect of such securities. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities.

2.     Proceedings Under Chapter 11 of the Bankruptcy Code and Related Disclosures - continued

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company's Chapter 11 cases, such as professional fees net of interest income earned on accumulated cash during the Chapter 11 process. These restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Court) and other reorganization items that could be material  to TXCO's financial position or results of operations in any given period.

Liabilities Subject to Compromise

Liabilities subject to compromise at June 30, 2009 include the following pre-petition liabilities and interest on the redeemable preferred stock:

($ in thousands)	June 30, 2009
Accounts payable, trade	$66,113
Other payables and accrued liabilities	3,662
State taxes payable	203
Notes payable	144
Bank debt	150,414
Redeemable preferred stock	94,488
Interest on redeemable preferred stock payable	3,627
Total liabilities subject to compromise	$318,651

At December 31, 2008, none of the liabilities outstanding were considered to be subject to compromise.

Interest Expense

Due to the uncertainty with respect to whether a plan of reorganization if ultimately confirmed will include postpetition interest, the Company has recorded postpetition interest expense only on its Senior Credit Agreement ("SCA"). The Company is currently paying interest on its SCA and is currently not paying or accruing postpetition interest on any other pre-petition debt.

For the three- and six-month periods ended June 30, 2009, interest expense recorded was $3.3 million and $8.0 million, respectively. If the Company had recorded interest expense on all of its debt for the post-petition period, interest expense for the three- and six-month periods ending June 30, 2009 would have been $5.9 million and $10.6 million, respectively. See Note 8 for more information on the Company's pre- and post-petition credit facilities.

3.     Stock-based Compensation

The Company has stock-based employee compensation plans that are described more fully in Note G, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Total stock-based compensation expense recognized was $0.9 million and $1.9 million, in the first six months of 2009 and 2008, respectively.

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

As of June 30, 2009, the Company had outstanding exercisable options to purchase 606,250 shares of common stock at prices ranging from $2.05 to $5.00 per share. The options expire at various dates through September 2018. Options to purchase 203,000 shares of common stock, with exercise prices in excess of current market prices, expired unused in early August 2009 as a result of the employee layoffs in May 2009.

Stock Option Activity:	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
1995 Flexible Incentive Plan:*	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2008	607	$3.03	6.95	*
Forfeiture	1	$5.00
Outstanding at June 30, 2009	606	$3.03	6.45	*
Exercisable at June 30, 2009	306	$3.99	3.53	*
* The outstanding options had no intrinsic value since all were priced above the market price at these dates.

Restricted Stock:  Beginning in 2006, the Company made annual restricted stock grants as compensation to employees and non-employee directors under its 2005 Stock Incentive Plan. No grants of restricted stock have been made during 2009. Generally, grants to continuing non-employee directors vest one year from the grant date, while those to new directors and employees vest over a three year period. The grant date fair value is recognized as stock compensation expense (included in general and administrative expense on the Consolidated Statements of Operations) over the vesting periods.

Restricted Stock Activity: (in thousands)	Shares
2005 Stock Incentive Plan:
Unvested restricted stock at December 31, 2008	639
Granted	5
Vested	(286)
Forfeited	(121)
Unvested restricted stock at June 30, 2009	237

4.     Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net (loss) income	$(54,661)	$10,129	$(101,222)	$14,382
Less: Preferred dividends	-	1,420	1,222	2,404
(Loss) income for basic earnings per share	(54,661)	8,709	(102,444)	11,978
Add: Income impact of any assumed conversions	-	1,120	-	-
(Loss) income for diluted earnings per share	$(54,661)	$9,829	$(102,444)	$11,978

Weighted-average number of common shares:
Basic	36,594	34,529	37,322	34,228
Effect of dilutive securities:
Stock options and warrants	*	355	*	517
Restricted shares	*	636	*	647
Convertible preferred stock	*	4,759	*	-
Diluted	36,594	40,279	37,322	35,392

Earnings (loss) per common share:
Basic	$(1.49)	$0.25	$(2.74)	$0.35
Diluted	$(1.49)	$0.24	$(2.74)	$0.34
* Not applicable due to net loss for the period.

The calculation of weighted-average number of common shares for diluted EPS does not include certain potential common shares because their effect would have been anti-dilutive. The following table details the excluded potential common shares:
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Excluded due to anti-dilutive impact:
Convertible preferred stock, series D	3,585	-	3,600	4,263
Convertible preferred stock, series E	864	1,152	877	778
Written call options	5,911	5,879	5,911	5,048
Stock options	607	-	607	-
Excluded due to net loss for the period:
Non-vested stock	327	-	418	-
Total potential common shares excluded from the earnings per share calculation	11,294	7,031	11,413	10,089

The Company holds purchased options to purchase approximately 5.9 million shares of its outstanding common stock that would offset the potential shares issuable on conversion of the preferred stock. For more information, see the Call Options section of Note G, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

5.     Income Taxes

The Company follows Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). The Company has not included any accruals for unrecognized income tax benefits in its income tax calculation as of June 30, 2009 and June 30, 2008. The Company does not anticipate a significant change in its unrecognized tax benefits in the next 12 months.

As of June 30, 2009, the tax years ended December 31, 2005 through 2007 remained subject to examination by tax authorities. The Internal Revenue Service recently conducted an audit for these years, but the results have not yet been finalized. No significant adjustments are expected.

The Company's effective tax rate was a 0.6% expense and a 15.5% benefit for the three- and six-month periods ended June 30, 2009, respectively. For the comparable prior year periods, the Company's effective tax rate was an expense of 32.7% and 25%, respectively. The Company's benefit for the current period was reduced from that which would be expected due to a valuation allowance of $12.5 million and $15.4 million for the three- and six-month periods, respectively, applied to its net deferred tax asset position at June 30, 2009. For the prior year periods, the expense was not proportional to that which would be expected for income before tax due to the exercise of stock options in first quarter 2008 with substantially lower option price than the then current market price. These exercises resulted in a tax deduction to the Company of $4,275,000.

6.     Derivative Instruments and Hedging Activity

Due to the volatility of oil and natural gas prices and interest rates, the Company, from time to time, enters into risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production and/or interest payments on its bank debt. This allows it to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. On a quarterly basis, the Company's management sets all of the Company's risk management policies, including quantity, types of instruments and counterparties. None of these instruments were used for trading purposes. The Company terminated all of its outstanding derivative instruments during first-quarter 2009 for a net cash benefit. As noted below, the termination date value attributable to the remaining term of those instruments, currently in Other Comprehensive Income (Loss) ("OCI") in the Stockholders' Equity section of the Consolidated Balance Sheets, will be taken to income as the hedged transactions occur.

All of these price-risk management transactions were considered derivative instruments and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These derivative instruments were intended to hedge the Company's price risk and could be considered hedges for economic purposes, but certain of these transactions may or may not qualify for hedge accounting. All derivative instrument contracts were recorded on the Consolidated Balance Sheets at fair value. The change in fair value for the effective portion of contracts designated as cash flow hedges was reflected in OCI in the Stockholders' Equity section of the Consolidated Balance Sheets. The realized gain or loss on derivative contracts is reported on the Consolidated Statement of Operations as the hedged transactions occur.  The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

Commodity Price Risk-Related Hedging Activities:  The Company had cash flow hedges in place during a substantial portion of the periods shown, in accordance with the terms of our term loan and revolving credit facilities. The Company generally used costless collars, based upon the same price indexes that are used for the majority of TXCO's commodity sales contracts, for hedging commodity price risk for approximately 50% of anticipated sales volumes. During first-quarter 2009 the Company also utilized 50% participation swaps on a portion of its production. When commodity derivatives are used, they apply to only a portion of the Company's production, provide only partial price protection against declines in oil and natural gas prices, and partially limit the Company's potential gains from future increases in prices.

During first-quarter 2009, the Company terminated all of its derivative positions for a net cash settlement. In accordance with SFAS 133 the $8.9 million net gain on commodity derivatives, included in "Accumulated other comprehensive income" in the equity section of the Consolidated Balance Sheet, is being applied against "Oil and natural gas sales" in the Consolidated Statements of Operations over the period covered by the terminated derivatives (April 2009 through December 2011).

6.     Derivative Instruments and Hedging Activity - continued

The following table reflects the realized gains and losses from derivatives included in "Oil and natural gas sales" on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Crude oil derivative realized settlement (gain) loss	$(1,033)	$3,349	$(2,724)	$4,794
Natural gas derivative realized settlement (gain) loss	(552)	200	(1,173)	200
(Gain) loss on derivative contracts	$(1,585)	$3,549	$(3,897)	$4,994

The fair value of outstanding commodity derivative contracts reflected on the balance sheet was as follows:

Trans-	Trans-			Average Floor	Average Ceiling	Volumes	Fair Value of Outstanding Derivative Contracts (1), in thousands, as of
action	action			Price	Price	Per	June 30,	June 30,
Date	Type	Beginning	Ending	Per Unit	Per Unit	Month	2009	2008
Crude Oil - Bbl (2):
08/07-04/08	Collars	01/01/2008	12/31/2008	$69.30	$86.31	28,500	$-	$(10,606)
08/07-04/08	Collars	01/01/2009	12/31/2009	$68.34	$81.09	18,700	-	(13,313)
08/07-04/08	Collars	01/01/2010	06/30/2010	$67.24	$78.45	14,500	-	(5,081)
12/07-04/08	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200	-	(3,137)
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500	-	(1,614)

Natural Gas - mmBtu (3):
08/07-04/08	Collars	01/01/2008	12/31/2008	$6.58	$10.46	102,500	-	(1,786)
08/07-04/08	Collars	01/01/2009	12/31/2009	$6.59	$11.65	85,000	-	(1,889)
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000	-	(633)
12/07-04/08	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500	-	(518)
04/08	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000	-	(538)
							$-	$(39,115)

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

Interest Rate Risks-Related Hedging Activities:  During most of first-quarter 2009, a fixed-rate swap was in place on $100 million of borrowings under TXCO's Term Loan Agreement (See Note 8 for more information on this agreement) which locked the LIBOR portion of the interest rate at 3.305% until June 30, 2010. This equates to a total rate of 7.805% per annum on this debt. This derivative instrument, which was entered into during June 2008, was terminated in March 2009. The swap was designated as a cash flow hedge. An immaterial amount of ineffectiveness is expected on this derivative contract due to a difference in the rounding conventions for the LIBOR rate between the two documents. In accordance with SFAS 133, the $3.2 million loss on this derivative, included in Other Comprehensive Income in the equity section of the Consolidated Balance Sheet, is being applied against Interest Expense in the Consolidated Statements of Operations over the period covered by the terminated derivative (April 2009 through June 2010).

6.     Derivative Instruments and Hedging Activity - continued

The following table reflects the realized losses from derivatives included in "Interest expense" on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(in thousands)
Interest rate swap realized settlement losses	$631	$51	$1,337	$51
Interest rate swap ineffectiveness	6	(1)	13	(1)
Loss on interest rate swap contracts	$637	$50	$1,350	$50

7.     Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net (loss) income	$(54,661)	$10,129	$(101,222)	$14,382
Other comprehensive income:
Decrease in deferred hedge gain	(947)	(25,483)	(2,421)	(30,071)
Decrease in deferred income tax expense	322	8,664	909	10,224
Total comprehensive loss	$(55,286)	$(6,690)	$(102,734)	$(5,465)

8.     Bank Debt and Debtor-In-Possession Facility

Pre-petition Credit Facilities: TXCO had two pre-petition bank credit facilities for which Bank of Montreal acted as agent for the parties, while a wholly-owned subsidiary had a pre-petition drilling rig financing with Western National Bank. These facilities are described in the Company's Annual Report of Form 10-K for the year ended December 31, 2008.

As disclosed in the Company's Form 8-K filed with the SEC on February 27, 2009, TXCO is in violation of the current ratio covenant under these agreements. As a result of that violation all outstanding balances under these agreements were classified as current liabilities on the Consolidated Balance Sheet as of December 31, 2008. These balances are included in Liabilities Subject to Compromise at June 30, 2009.  Additionally, as disclosed in our Form 8-K filed with the SEC on April 22, 2009, we have received Notice of Acceleration documents from the lenders, on the Senior Credit Agreement and the Term Loan Agreement, which demand immediate payment of the entire amounts due under these facilities and terminate their commitments to make additional revolving credit loans under the agreements. For details on the impact of the Bankruptcy Filing, see Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code". TXCO has also received a Notice of Acceleration from Western National Bank demanding immediate payment of the outstanding balance and accrued interest.

The terms of these facilities have been impacted by the defaults and the bankruptcy proceedings. The Company can not obtain additional borrowings under any of the pre-petition credit facilities. Currently, TXCO is paying interest at the default rate of 6.00% per annum on the $50.0 million owed under the Senior Credit Agreement.  We are not currently paying interest on the $100.0 million owed under the Term Loan Agreement, nor the $0.4 million owed under the drilling rig financing. The amount of additional interest that would have been accrued at contract rates if not for the bankruptcy proceedings is also disclosed in Note 2.

8.     Bank Debt and Debtor-In-Possession Facility - continued

Debtor-in-Possession Facility: On June 15, 2009, the Bankruptcy Court , which has jurisdiction over the Bankruptcy Cases for the Debtors, entered on its docket a final order (the "Final DIP Order") granting approval of the Company’s Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") among the Company and its subsidiaries, each as debtor and debtor-in-possession, BD Funding I, LLC, as administrative agent (the "DIP Agent"), and the lenders party thereto (the "DIP Lenders").

Pursuant to the DIP Credit Agreement the Lenders will provide to the Debtors debtor-in-possession financing (the "DIP Facility") composed of a multiple draw term loan facility (the "DIP Loans") in an aggregate principal amount of up to $32.0 million (the "Total Commitment).  The DIP Credit Agreement provides for letters of credit to be available for issuance under the DIP Facility, with the issuance of any such letters of credit resulting in a reduction of availability under the DIP Facility on a dollar-for-dollar basis.   Pursuant to the DIP Credit Agreement, the borrowings are to be used to fund disbursements in accordance with a budget provided by the Company to the DIP Lenders.

Borrowings under the DIP Facility bear interest at a variable rate that is (i) LIBOR plus 4.00% per annum for the first $7.5 million, and (b) LIBOR plus 10.00% per annum for extensions of credit in excess of $7.5 million. LIBOR shall at all times be subject to a floor of 3.00% per annum. Upon the occurrence and during the continuance of an event of default under the DIP Credit Agreement, interest shall accrue at the non-default rate plus 2.00% per annum.

An origination fee in an amount equal to 1.00% of the Total Commitment was due on the date of the first advance under the DIP Credit Agreement, with an additional fee of 2.00% of the Total Commitment being due and payable upon repayment of the DIP Loans at maturity.  Additionally, an unused line fee equal to 0.50% is payable monthly.

The DIP Loans, plus interest accrued and unpaid thereon, will be due and payable in full at maturity (the "Final Maturity Date") which is the earliest to occur of: (i) December 15, 2009; (ii) the date of the substantial consummation of a plan of reorganization in the Chapter 11 Cases that has been confirmed by an order of the Bankruptcy Court; and (iii) such earlier date on which all of the obligations under the DIP Facility shall become due and payable in accordance with the terms of the DIP Credit Agreement and any other documents executed in connection with the DIP Credit Agreement.

The DIP Loans are secured by valid, enforceable and perfected first-priority priming liens and security interests on all of the Debtors' assets, with such liens and security interests having priority over any and all prepetition or postpetition liens and security interests, subject only to a carve-out for professional fees and expenses, certain ad valorem tax liens and certain mechanics and materialmen's liens. The DIP Loans are subject to provisions regarding mandatory prepayments upon certain events, affirmative and negative covenants, financial covenants, certain budgeting requirements, events of default and other customary terms and conditions.

The Final DIP Order was entered by the Bankruptcy Court on June 15, 2009. Most of the Debtors' filings with the Bankruptcy Court, including the Final DIP Order, are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court's web site (http://www.txwb.uscourts.gov/) or may be obtained through private document retrieval services, or on the web site established by the Debtors' claims and noticing agent (http://cases.administarllc.com/txco).

At June 30, 2009, borrowings under the DIP Facility totaled $7.3 million at an average interest rate of 7.00% per annum.

9.     Commitments and Contingencies

The Convertible Preferred Stock Series D and Series E (the "Preferred") each contain make-whole provisions that provide for payments in the event that shares of the Preferred are converted into common stock within three years of their issuance. The make-whole provision is calculated as the present value of three years of dividends on the converted shares less any dividends already paid. The premium recorded in first-quarter 2009 included an amount related to the make-whole provision.

10.      Redeemable Preferred Stock

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

Reclassification to Liability: In February 2009, it was determined that the Company had violated the current ratio covenant under its bank credit facilities. As a result of this covenant violation, holders of the convertible preferred stock have the right to request that the Company redeem their shares; however, the Company's obligation to redeem is suspended until the earlier of October 31, 2012 or satisfaction in full of all of the Company's obligations under its bank credit facilities. As a result of this right, though repayment is specifically suspended until the senior debt is paid, the stated value of the outstanding convertible preferred stock has been reclassified from long-term liabilities in the Consolidated Balance Sheets to current liabilities for December 31, 2008, and to liabilities subject to compromise for June 30, 2009. Shares related to the January conversion of convertible preferred stock, described above, were not reclassified in the December 31, 2008 Consolidated Balance Sheet since they were retired in January 2009 without the use of current assets. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month (18% per annum) in respect of each preferred share for which redemption has been demanded until paid in full.

As the shares now qualify as "mandatorily redeemable," the related dividends were included in "Interest expense" on the Consolidated Statement of Operations for the period from January 1, 2009 through the bankruptcy filing on May 17, 2009, except for the dividends paid in conjunction with the conversion of certain shares as described above. An additional result was the necessity to record the full redemption premium as a liability.  The recognition of the redemption premium resulted in a charge to expense for the quarter ended March 31, 2009, and is included in the "Other Income (Expense)" section of our Consolidated Statement of Operations. During March 2009, TXCO received redemption demands from holders of the majority of its Series D and Series E Preferred Stock.

Currently, TXCO is not accruing interest expense for the preferred dividends on the redeemable preferred stock.  The amount that would have been accrued except for the bankruptcy proceedings is also disclosed in Note 2.

11.      Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for any future business combinations, but the effect is dependent upon acquisitions at that time.

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

11.      Recent Accounting Pronouncements - continued

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, which was effective for us in the interim period ending March 31, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company's adoption of FSP FAS 142-3 did not have a material effect on its consolidated financial statements.

In December 2008, the SEC published a final rule entitled "Modernization of Oil and Gas Reporting". The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors, and requires companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The impact of this Final Rule on the Company's disclosures, financial position or results of operations, will vary depending on changes in commodity prices.

In April 2009, the FASB issued three FSP's to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," enhances consistency in financial reporting by increasing the frequency of fair value disclosures (see Note 12 "Fair Value Measurements"). FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP's are effective for interim and annual periods ending after June 15, 2009. The Company's adoption of these FSP's, effective April 1, 2009, did not have a material impact on its financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement requires that public companies evaluate all subsequent events occurring through the date that their financial statements are issued.  The provisions of SFAS 165 are effective for financial periods ending after June 15, 2009. The Company's adoption of SFAS 165 did not have a material effect on its results of operations or financial position.

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

12.     Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. TXCO had no financial assets or liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities that were classified as level 3 in the fair value hierarchy:

(in thousands)	Derivatives	Total
Balance as of January 1, 2009	$7,211	$7,211
Total (gains) losses (realized or unrealized):
Included in earnings *	(1,599)	(1,599)
Included in other comprehensive income *	-	-
Purchases, issuances and settlements	(5,612)	(5,612)
Transfers in and out of level 3	-	-
Balance as of June 30, 2009	$-	$-
Change in unrealized gains or losses included in earnings (or changes
in net assets) relating to derivatives held during the period	$(7,211)	$(7,211)

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

12.     Fair Value Measurements - continued

Effective January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, including long-lived assets and assets held for sale measured at fair value under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") and asset retirement obligations initially measured at fair value under SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143").  The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have a material impact on the Company's financial statements.

Financial Instruments: The book values of current assets and current liabilities approximate fair value due to the short-term nature of these instruments. The book value of the bank debt approximates fair value as the interest rates on these borrowings are variable.

Impairment of Oil and Natural Gas Properties: TXCO reviews its oil and natural gas properties for impairment at least annually, and whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and natural gas properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amounts are recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, TXCO adjusts the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require the Company to record an additional impairment of the recorded book values associated with oil and natural gas properties. The Company determined that this represented a Level 3 fair value measurement.

For the six-months ended June 30, 2009, we recognized impairments of $56.7 million. The impairment is due to the significant decrease in commodity prices, combined with the severe restriction in our capital expenditures that has caused us to reevaluate our various drilling projects and the loss of proved undeveloped reserves on those portions of leases that expired due to lack of drilling activity.

Asset Retirement Obligations: Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating the Company's estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy.

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

Disclosure Regarding Forward Looking Statements

Statements in this Form 10-Q which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forwarding-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in some cases can be identified by their being preceded by, followed by or containing words such as "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" and other similar expressions. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Such statements include those relating to

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
•	our ability to continue as a going concern;
•	our ability to satisfy the conditions for drawing on our existing DIP financing and to obtain additional DIP financing on an interim or final basis;
•
our ability to operate pursuant to the terms and conditions of our debtor-in-possession (DIP) financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;

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

•	our ability to obtain and maintain normal terms with vendors and service providers;
•	our ability to maintain our leased properties and acreage and other contracts that are critical to our operations;

•	the potential adverse impact of the Bankruptcy Cases on our liquidity or results of operations;
•	our ability to fund and execute our business plan;
•	our ability to attract, motivate and retain key executives and employees;
•	our ability to attract and retain vendors and service providers;
•	our ability to obtain capital to fund our working capital or other needs;
•	the adequacy of our liquidity and our ability to meet our cash commitments, working capital needs, lender and vendor obligations;
•	general market conditions;
•	adverse capital and credit market conditions;
•	the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves;
•	the price for which such reserves and production can be sold;
•	fluctuation in prices of oil and natural gas;
•	the uncertainties inherent in estimating quantities of proved reserves and cash flows;
•	competition;
•	actions by third party co-owners in properties in which we also own an interest;
•	acquisitions of properties and businesses;
•	operating hazards;
•	environmental concerns affecting the drilling of oil and natural gas wells;
•	impairment of oil and natural gas properties due to depletion or other causes;
•	hedging decisions, including whether or not to hedge; and
•	our ability to secure additional financing.

The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to the "Risk Factors" discussion in Part II, Item 1A below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information. This and all our previously filed documents are on file at the Securities and Exchange Commission and can be viewed on our website at www.txco.com. Copies of the filings are available from our Corporate Secretary without charge.

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

Our business strategy is to acquire undeveloped mineral interests and internally develop a multi-year drilling inventory through the use of advanced technologies, such as 3-D seismic and horizontal drilling. We account for our oil and natural gas operations under the successful efforts method of accounting and trade our common stock under the symbol "TXCOQ.pk."

As of early August, we have no drilling rigs under contract and in operation on our Maverick Basin acreage. Our emphasis thus far this year has been on the Georgetown and Eagle Ford formations in the Maverick Basin. We participated in six new wells and four re-entries through July 31, 2009, with nine of the 10 total wells in the Maverick Basin. Four of the wells targeted the Georgetown formation, of which three wells are producing oil and one well is producing gas. Three of the wells targeted the Eagle Ford formation, three of which are awaiting completion. One well in the Olmos formation and one in the Austin Chalk await completion while a re-entry to a shallow offshore well is expected to be plugged and abandoned. Three of the Georgetown wells were drilled with funds from our partner in this project. We have reviewed our remaining 2009 capital expenditures budget ("CAPEX") and drilling program. We plan to operate within expected cash flow and utilize funds from our DIP Facility, while focusing on retaining leases and earning additional interests through drilling.

Due to the number of promising prospects on our Maverick Basin acreage, as well as high oil and natural gas prices, drilling activity remained high during the last several years through September of 2008. For further discussion of this activity and the related plays, see "Principal Areas of Activity" and "Drilling Activity" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008. However, the significant decline in commodity prices during fourth-quarter 2008 resulted in reduced activity for that period, as well as the first half of 2009. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recording of reserves. The low commodity prices at year-end 2008, and early 2009, caused some oil and natural gas deposits to become less than economic and, therefore, not recognized as proved reserves under the applicable rules at this time. Additionally, TXCO has lost a portion of the acreage under certain leases due to inactivity, resulting in the loss of proved undeveloped reserves related to those leases. Negotiations are currently underway to renew these leases.

Recent Events/Chapter 11 Bankruptcy

During 2008, the Company engaged in its largest capital expenditure program in its history. Our costs incurred in the development and purchase of oil and natural gas properties increased beyond planned 2008 levels to $182 million. The expansion in the capital program was due to escalating capital costs caused by tight service availability during the extremely active industry period in mid-2008 and, specifically, cost overruns on certain significant wells that encountered severe problems in the drilling process and exceeded their original budget. The capital cost escalations throughout 2008 were followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we experienced severe cash flow constraints. Faced with these constraints, on May 17, 2009 (the "Petition Date"), the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas. The Company's Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-51807 through Case No. 09-51817 (collectively, the "Bankruptcy Cases"). The petitions were filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Company and its subsidiaries that are part of the Bankruptcy Filing (collectively, the "Debtors") are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court. In addition to the Company, the Debtors comprise TXCO Energy Corp., a Texas corporation, Eagle Pass Well Service, L.L.C., a Texas limited liability company, TXCO Drilling Corp., a Texas corporation, Texas Tar Sands, Inc., a Texas corporation, Charro Energy, Inc., a Texas corporation, Output Acquisition Corp., a Texas corporation, OPEX Energy, LLC., a Texas limited liability company, PPL Operating, Inc., a Texas corporation, Maverick Gas Marketing, Ltd., a Texas limited partnership, and Maverick Dimmit Pipeline, Ltd., a Texas limited partnership.

As a result of the Bankruptcy Filing, the Debtors are periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, monthly operating reports and other financial information. Such materials are prepared according to requirements of federal bankruptcy law and may in some cases present information on an unconsolidated basis. While they would accurately provide then-current information required under federal bankruptcy law, such materials will contain information that may be unconsolidated and will generally be unaudited and prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format of such materials do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's or other Debtors' stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

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

The Bankruptcy Filing resulted in the automatic acceleration of substantially all debt of the Company (see Note 8 to the unaudited condensed consolidated financial statements). Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing will automatically enjoin, or stay, the continuation of any judicial or administrative proceedings or other actions against TXCO or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from TXCO, or to create, perfect or enforce any lien against the property of TXCO, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim will be enjoined unless and until the Bankruptcy Court lifts the automatic stay.

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause up to 18 months and 20 months, respectively, after the Petition Date. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. The Company's Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Bankruptcy Cases will arise in the future as a result of damage claims created by the Company's rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

 Debtors have filed their Statements of Financial Affairs and Schedules of Assets and Liabilities and the Section 341 meeting of Creditors has taken place. The Bankruptcy Court has established a deadline for the filing of proofs of claim under the Bankruptcy Code, which is September 22, 2009, requiring the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

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

The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to comply with the terms and conditions of the DIP financing and cash collateral orders entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing. There can be no assurance that any of these efforts will be successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Preparing the accompanying unaudited condensed consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

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

The adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers, vendors and service providers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company's ability to obtain trade credit; and limiting the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. Based on current discussions with the Company's debtor-in-possession lenders and other potential sponsors of a plan of reorganization, we currently believe that it is uncertain whether holders of our securities will receive any payment in respect of such securities. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.

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

The value of the Common Stock and preferred stock is highly speculative. The book value of the assets of the Company and any impairment taken against such value does not reflect the value which may be available in a plan of reorganization or sale of the assets to a third party. The Company urges that extreme caution be exercised with respect to existing and future investments in any of the Common Stock or preferred stock or any of the liabilities and/or other securities of the Company or other Debtors.

Liquidity Issues/Going Concern:  As previously discussed, we have experienced severe cash flow constraints and prior to the bankruptcy filing, substantial difficulties in meeting our short-term cash needs, particularly in relation to our vendor commitments. All of our assets are pledged, and extreme volatility in energy prices and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital.

At June 30, 2009, we had a working capital deficiency of $300.0 million, including liabilities subject to compromise. We had $66.1 million in pre-petition trade payables at June 30, 2009, of which approximately $51.4 million was 60 days or more past due. Pre-petition trade payables will be addressed in a Plan of Reorganization for the Company. Our inability to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity resulted in liens filed against our properties and withdrawal of trade credit by certain vendors, which in turn limits our ability to conduct operations on properties. While we examined alternatives to improve our liquidity and cash resources, our inability to improve our liquidity and cash resources has caused us to experience continued material adverse business consequences and resulted in the bankruptcy filing.

Our accompanying financial statements have been prepared assuming we will continue as a going concern. However, our ability to continue as a going concern is dependent on our success in restructuring under Chapter 11 of the Bankruptcy Code. We received a report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which they have included an explanatory paragraph indicating that our working capital deficiency, non-compliance with our current ratio covenant under our bank credit facilities and violation of a provision of the certificate of designation of the Series D and Series E Convertible Preferred Stock, are factors which raise substantial doubt about our ability to continue as a going concern. See "Liquidity and Capital Resources" later in this section for further discussion of liquidity issues.

Market Conditions: Beginning in October 2008, oil and natural gas prices declined significantly, and they remain volatile. The decline in commodity prices resulted in significantly reduced revenues, net income and cash flows for fourth-quarter 2008 and first-half 2009. While crude oil prices have rebounded somewhat, natural gas prices remain significantly depressed. As a result, our financial condition, operating results and cash flows, as well as access to debt and equity capital, has been materially adversely affected. Additionally, perceptions by oil and natural gas companies that oil and natural gas prices will be lower long-term has similarly reduced or deferred major expenditures, which has impacted our ability to attract partners for certain of our activities. Difficult conditions in the global capital markets and the economy generally have materially adversely affected our business and results of operations, and we do not expect these conditions to improve significantly in the near future.

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

Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and natural gas properties. For the six-months ended June 30, 2009, we recognized impairments of $56.7 million, compared to $0.6 million in the comparable period of 2008. The increase in impairment is due to the significant decrease in commodity prices from the comparative prior period, combined with our inability to fund our capital expenditures (causing us to reevaluate our various drilling projects), and the loss of proved undeveloped reserves on those portions of leases that expired due to lack of drilling activity. Of the $56.7 million, $19.5 million relates to unproved properties that we may be unable to develop due to our liquidity issues. There can be no assurance that additional impairments will not be recognized either in the next quarter or future quarters, which will require us to further evaluate our oil and natural gas properties.

TXCO Response to Liquidity Issues and Market Conditions: We initiated a number of actions beginning in the fourth quarter of 2008 to mitigate the impact on TXCO of the unprecedented deterioration of market conditions. During fourth-quarter 2008, we:
•	reduced drilling activity in light of projected reductions in cash flows;
•	assessed the prospect of selling our pipeline assets and certain non-core leasehold interests;
•	evaluated our derivative positions;
•	discontinued our FAST oil sands pilot project,
•	temporarily stacked one of our drilling rigs,
•	laid-off approximately 20% of our work force,
•	entered into a $4 million credit facility secured by our drilling rigs,
•	initiated discussions with the agent for our revolving credit agreement to discuss our financial condition, and
•	initiated talks with prospective buyers regarding the sale of our pipeline system.

During first-quarter 2009, we:
•	closed out all of our derivative positions for cash,
•	closed the sale of our pipeline assets effective February 1, 2009, to Clear Springs Energy Company, LLC, a San Antonio based company,
•	initiated a strategic alternatives review (discussed below),
•	discontinued our SAGD oil sands pilot project,
•	hired FTI Consulting, Inc. as restructuring advisor and appointed its Senior Managing Director, Albert S. Conly, as Chief Restructuring Officer,
•	retained Goldman, Sachs & Co. as a financial advisor for a strategic alternatives review designed to enhance stockholder value, and
•	reviewed the creditworthiness of the banks and financial institutions with which we maintain our bank credit facilities, and which were counter-parties to our derivative arrangements.

During second-quarter 2009, we:
•
reduced our staff by 28 employees, more than 30% of our workforce including Roberto Thomae, Vice President Capital Markets, P. Mark Stark the Chief Financial Officer, James J. Bookout the Chief Operating Officer and nine consultants; and

•	filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

While we have filed a motion seeking approval of the Bankruptcy Court to terminate the engagement of Goldman, Sachs & Co., we are in discussions with one or more investment banking firms regarding a potential engagement, which would assist in evaluating and exploring options that may be available to the Company. If the terms of a proposed engagement with an advisor are finalized, we will seek approval of the Bankruptcy Court to enter into such an agreement. We expect that during the bankruptcy proceedings, all options will continue to be under consideration, including the potential sale of leasehold interests or other assets or sale of the Company.

Liquidity and Capital Resources

General

Liquidity is a measure of ability to access cash. We primarily need cash to preserve and renew oil and natural gas leases, pay contractual obligations, pay priority administrative expenses of bankruptcy and fund working capital. During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will be cash flows from operations and borrowings under our DIP Facility, described in the following section. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs. We cannot assure you that the amounts of cash available from operations, together with our DIP Facility, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court. At June 30, 2009, we had a working capital deficiency of $300.0 million, including liabilities subject to compromise. We had $66.1 million in pre-petition trade payables at June 30, 2009, of which approximately $51.4 million was 60 days or more past due. These pre-petition trade payables will be addressed through the bankruptcy process. Our inability to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity resulted in liens filed against our properties and withdrawal of trade credit by certain vendors, which in turn limits our ability to conduct operations on properties.

The prices for future oil and natural gas production and the level of production have significant impacts on our operating cash flows and can not be predicted with any degree of certainty.

Debtor-in-Possession Facility: On June 15, 2009, the Bankruptcy Court , which has jurisdiction over the Bankruptcy Cases for the Debtors, entered on its docket a final order (the "Final DIP Order") granting approval of our Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") among the Company and its subsidiaries, each as debtor and debtor-in-possession, BD Funding I, LLC, as administrative agent (the "DIP Agent"), and the lenders party thereto (the "DIP Lenders").

Pursuant to the DIP Credit Agreement the Lenders will provide us debtor-in-possession financing (the "DIP Facility") composed of a multiple draw term loan facility (the "DIP Loans") in an aggregate principal amount of up to $32.0 million (the "Total Commitment).  The DIP Credit Agreement provides for letters of credit to be available for issuance under the DIP Facility, with the issuance of any such letters of credit resulting in a reduction of availability under the DIP Facility on a dollar-for-dollar basis.   Pursuant to the DIP Credit Agreement, the borrowings are to be used to fund disbursements in accordance with a budget we provided to the DIP Lenders.

Borrowings under the DIP Facility bear interest at a variable rate that is (i) LIBOR plus 4.00% per annum for the first $7.5 million, and (b) LIBOR plus 10.00% per annum for extensions of credit in excess of $7.5 million. LIBOR shall at all times be subject to a floor of 3.00% per annum. Upon the occurrence and during the continuance of an event of default under the DIP Credit Agreement, interest will accrue at the non-default rate plus 2.00% per annum.

An origination fee in an amount equal to 1.00% of the Total Commitment was due on the date of the first advance under the DIP Credit Agreement, with an additional fee of 2.00% of the Total Commitment due and payable upon repayment of the DIP Loans at maturity.  Additionally, an unused line fee equal to 0.50% is payable monthly.

The DIP Loans, plus interest accrued and unpaid thereon, will be due and payable in full at maturity (the "Final Maturity Date") which is the earliest to occur of: (i) December 15, 2009; (ii) the date of the substantial consummation of a plan of reorganization in the Chapter 11 Cases that has been confirmed by an order of the Bankruptcy Court; and (iii) such earlier date on which all of the obligations under the DIP Facility become due and payable in accordance with the terms of the DIP Credit Agreement and any other documents executed in connection with the DIP Credit Agreement.

The DIP Loans are secured by valid, enforceable and perfected first-priority priming liens and security interests on all of our assets, with such liens and security interests having priority over any and all prepetition or postpetition liens and security interests, subject only to a carve-out for professional fees and expenses, certain ad valorem tax liens and certain mechanics and materialmen's liens. The DIP Loans are subject to provisions regarding mandatory prepayments upon certain events, affirmative and negative covenants, financial covenants, certain budgeting requirements, events of default and other customary terms and conditions.

The Final DIP Order was filed by the Bankruptcy Court on June 15, 2009. Most of our filings with the Bankruptcy Court, including the Final DIP Order, are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court's web site (http://www.txwb.uscourts.gov/) or may be obtained through private document retrieval services, or on the web site established by our claims and noticing agent (http://cases.administarllc.com/txco).

At June 30, 2009, borrowings under the DIP Facility totaled $7.3 million at an average interest rate of 7.00% per annum.

Existing Credit Facilities and Preferred Stock

Pre-petition Credit Facilities: We had two pre-petition bank credit facilities pursuant to our Senior Credit Agreement and Term Loan Agreement, for which Bank of Montreal acted as agent for the parties, and a wholly-owned subsidiary had a pre-petition drilling rig financing with Western National Bank. These facilities are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

As disclosed in the Company's Form 8-K filed with the SEC on February 27, 2009, we are in violation of the current ratio covenant under these agreements. As a result of that violation all outstanding balances under these agreements were classified as current liabilities on the Consolidated Balance Sheet as of December 31, 2008. They are included in Liabilities Subject to Compromise at June 30, 2009.  Additionally, as disclosed in our Form 8-K filed with the SEC on April 22, 2009, we received Notice of Acceleration documents from the lenders, on the Senior Credit Agreement and the Term Loan Agreement, which demand immediate payment of the entire amounts due under these facilities and terminate their commitments to make additional revolving credit loans under the agreements. For details on the impact of the Bankruptcy Filing, see Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code". TXCO has also received a Notice of Acceleration from Western National Bank demanding immediate payment of the outstanding balance and accrued interest.

The terms of these facilities were impacted by the defaults and the bankruptcy proceedings. Currently, TXCO is paying interest at the default rate of 6.00% per annum on the $50.0 million owed under the Senior Credit Agreement.  Per the Bankruptcy Court orders, we are not currently paying interest on the $100.0 million owed under the Term Loan Agreement, nor the $0.4 million owed under the drilling rig financing. The amount of additional interest that would have been accrued at contract rates if not for the bankruptcy proceedings is also disclosed in Note 2 to our consolidated financial statements.

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

In February 2009, it was determined that TXCO had violated the current ratio covenant under its bank credit facilities. As a result of this covenant violation, holders of the convertible preferred stock have the right to request that we redeem their shares; however, our obligation to redeem is suspended until the earlier of October 31, 2012 or satisfaction in full of all of our obligations under the bank credit facilities. As a result of this right, though repayment is specifically suspended until the senior debt is paid, the stated value of the outstanding convertible preferred stock has been reclassified to current liabilities in the Consolidated Balance Sheets for December 31, 2008, and June 30, 2009. Shares related to the January conversion of convertible preferred stock, described above, were not reclassified in the December 31, 2008 Consolidated Balance Sheet since they were retired in January 2009 without the use of current assets. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month (18% per annum) in respect of each preferred share for which redemption has been demanded until paid in full.

As the shares now qualify as "mandatorily redeemable," the related dividends were included in "Interest expense" on the Consolidated Statement of Operations for January 1, 2009 through the bankruptcy filing on May 17, 2009, except for the dividends paid in conjunction with the conversion of certain shares as described above. An additional result was the necessity to record the full redemption premium as a liability. The recognition of the redemption premium resulted in a charge to expense for the first quarter of 2009, and is included in the "Other Income (Expense)" section of our Consolidated Statement of Operations. During March 2009, we received redemption demands from holders of the majority of our Series D and Series E Preferred Stock.

Currently, in accordance with Bankruptcy Court rulings, we are not accruing interest expense for the preferred dividends on the redeemable preferred stock.  The amount that would have been accrued except for the bankruptcy proceedings is also disclosed in Note 2.

Other

Risk Management Activities -- Hedging Contracts: Due to the volatility of oil and natural gas prices and requirements under our bank credit facilities, we periodically enter into price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production. We also have used interest rate swaps on portions of our bank debt. In certain cases, this allowed us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity hedges applied to only a portion of our production, and provided only partial price protection against declines in oil and natural gas prices, and partially limited our potential gains from future increases in prices. None of these instruments were used for trading purposes.

On a quarterly basis, management sets all of our risk management policies, including quantities, types of instruments and counterparties. These policies were implemented by management through the execution of trades by the then Chief Financial Officer after consultation with and concurrence by the Chief Executive Officer and the Board of Directors. Our Board of Directors monitors our risk management policies and trades.

All of our risk management instruments were considered derivatives and accounted for in accordance with SFAS 133. When used, these derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. The change in fair value for the effective portion of contracts designated as cash flow hedges is recognized as Other Comprehensive Income (Loss) as a component in the Stockholders' Equity section of the Consolidated Balance Sheets, and is reclassified to income as the hedged transactions occur unless the forecasted transactions become less than probable. The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

At December 31, 2008, collars were in place covering approximately 50% of our projected crude oil and natural gas sales over the next 3 years. Additionally, interest rate swaps locked in the interest rate on our $100 million Term Loan Agreement through June 30, 2010. During first-quarter 2009 we terminated all of our outstanding derivative agreements for a net cash settlement. See Note 6 to our consolidated financial statements for further information.

Sale of Assets: During first-quarter 2009, we closed on the sale of our pipeline system to Clear Springs Energy Company LLC, a Texas limited liability company, effective February 1, 2009, with a book value of approximately $4.0 million. Additionally, working interests in certain of our properties were sold in transactions that were not material, either individually or in the aggregate.

Sources and Uses of Cash: At December 31, 2008, our cash reserves were $12.2 million. During first-half 2009, cash used by operating activities was approximately $42,000. We received approximately $8.9 million from the termination of our commodity cash flow hedges, $5.9 million from the sale of assets, and borrowed $10.3 million under bank credit facilities, resulting in total cash available of $37.3 million for use in meeting our ongoing operational and development needs.

Principal payments of $6.6 million were made on bank credit facilities during the first six months of 2009. Interest payments on debt were $3.8 million. There were no federal income taxes paid during 2009. We used $20.4 million to fund the ongoing development of our oil and natural gas producing properties, $0.1 million for the purchase of other equipment, and $3.2 million for the termination of our interest rate swap.

We ended the first six months of 2009 with a working capital deficit of $300.0 million, including liabilities subject to compromise. This compares to a working capital deficit of $256.9 million at December 31, 2008, including $153.0 million reclassified from long-term debt and $66.9 million reclassified from preferred stock. At June 30, 2009, our current ratio was 0.10 to 1, including liabilities subject to compromise, compared to 0.15 to 1 at year-end 2008.

Net cash used by operating activities ("operating cash flow") for the first six months of 2009 was approximately $42,000, compared to net cash provided by operating activities of $23.9 million in the same period of 2008. Operating cash flow is comprised of three main items: net income or loss, adjustments to reconcile net income or loss to net cash provided by operating activities ("CF Adjustments"), and changes in operating assets and liabilities. For the six months ended June 30, 2009, we recorded a net loss of $101.2 million, as compared to a net income of $14.4 million in the comparable prior year period. CF Adjustments (primarily non-cash items such as depreciation, depletion, amortization, impairment, share-based compensation and deferred taxes) were $100.4 million for the year-to-date period of 2009, as compared to $32.8 million in the same period of 2008. The increase CF Adjustments from the prior year period reflects higher impairment accruals (up $56.1 million) and the accrual of the $27.6 million redemption premium on the convertible preferred stock due to its becoming mandatorily redeemable as a result of an event of default on the bank credit facilities. Changes in working capital were a net provision of $0.8 million in the six-month period of 2009, compared to a net use of $23.2 million in the comparable prior year period.

Results of Operations

Comparing the six-month period ended June 30, 2009 with the same period of 2008:

•	Oil and natural gas sales revenues decreased 62.6%;
•	Sales volumes were down 25.1% on a thousand cubic feet equivalent per day basis ("mcfed");
•
Average realized prices were down $68.52 to $42.92 per barrel of oil ("bo"), and $5.96 to  $4.20 per thousand cubic feet of natural gas ("mcf"), excluding the impact of hedges; or down $53.71 to $49.09 per bo, and $4.58 to $5.44 per mcf, including the impact of hedges;

•	Lease operating expenses increased by 11.5%;
•	Impairment expense increased by $56.1 million;
•	Interest expense increased by 90.0%;
•	A $27.6 million non-cash expense was accrued for the redemption premium on preferred stock;
•	Depreciation, depletion and amortization increased by 25.3%;
•	Preferred dividends declined by 49.2%; and
•	We incurred $2.7 million of expenses in connection with the bankruptcy filing.

These factors, which are discussed further below, resulted in net loss to common stockholders of $102.4 million for the six-month period ended June 30, 2009.

Operational Data	Three Months			Six Months
for the periods ending June 30	2009	2008	% Change	2009	2008	% Change
Oil sales volumes (mbbls)	184	308	-40.3	442	555	-20.4
Natural gas sales volumes (mmcf)	435	813	-46.5	952	1,478	-35.6
Combined sales volumes (mboe)	256	444	-42.3	600	802	-25.1
Combined sales volumes (mmcfe)	1,537	2,662	-42.3	3,602	4,810	-25.1
Oil average realized sales price bbl, excluding hedging impact of	$53.63 +5.62	$122.76 -10.87	-56.3	$42.92 +6.17	$111.44 -8.64	-61.5
Natural gas average realized sales price per mcf, excluding hedging impact of	$3.39 +1.27	$11.05 -0.24	-69.3	$4.20 +1.24	$10.16 -0.14	-58.6
Oil - average daily sales (bopd)	2,019	3,385	-40.3	2,440	3,051	-20.4
Natural gas - average daily sales (mcfd)	4,783	8,939	-46.5	5,262	8,122	-35.6
Combined average daily sales (mboed)	2,816	4,875	-42.3	3,317	4,405	-25.1
Combined average daily sales (mmcfed)	16,895	29,249	-42.3	19,903	26,428	-25.1

The following table highlights the change for 2009 from the comparable period in 2008:

Selected Income Statement Items	Three Months		Six Months
for the periods ending June 30	$ thousands	%	$ thousands	%
Oil and natural gas revenues	-30,344	-70.1	-45,046	-62.6
Lease operations	-183	-4.4	+968	+11.5
Depreciation, depletion & amortization	+440	+2.9	+6,655	+25.3
Impairment expense	+36,450	+9,616.9	+56,097	+8,842.9
Operating income / loss	-65,439	n/m	-105,524	n/m
Net income / loss	-64,790	n/m	-115,604	n/m
Loss to common stockholders	-63,370	n/m	-114,422	n/m
n/m - % change not meaningful due to a move from income to loss for the period

Three Months Ended June, 2009, Compared with Three Months Ended June 30, 2008:

Revenues

The 70.1% decrease in oil and natural gas revenue is primarily due to lower average realized prices for both crude oil and natural gas, as well as lower volumes for commodity sales. Excluding the impact of hedging, average realized sales prices for natural gas were down 69.3%, while those for crude oil were down 56.3%. Derivative gains on hedges increased revenues by $1.6 million for the period, compared with losses of $3.5 million for the prior-year period. Sales volumes decreased 42.3% on a mcfed basis. Natural gas sales volumes were down 46.5% primarily due to a combination of factors, including reductions in volumes on non-operated properties, the sale of 15 non-core properties with 1.3 mmcfed of production during third-quarter 2008, and normal maturing natural gas well decline curves. Oil sales volumes decreased 40.3% primarily due to reductions in oil volumes on non-operated properties, partially offset by Georgetown and San Miguel oil wells put on production since June 30, 2008.

Lease Operations ("LOE")

The 4.4% decrease reflects reduced workover activities in the field due to cash restraints, and reduced costs on properties for which we assumed operation, as well as those properties that were sold during third-quarter 2008, partially offset by costs related to 32.2 net oil wells and 5.3 net natural gas wells placed on production since June 30, 2008.

Exploration Expenses

The 132.3% increase primarily reflects delay rental payments on certain leased properties.

Impairment

The $36.5 million increase in impairment expense reflects significantly increased impairment recognized due to current and forecasted low product prices and potential losses of a portion of the acreage under certain leases. A charge of $19.5 million was taken in the current period related to unproved properties that we may be unable to develop due to our liquidity issues.

Depreciation, Depletion and Amortization ("DD&A")

The 2.9% increase is due to higher depletion rates as a result of lower reserve balances and costs related to new wells placed on production over the last year, partially offset by lower sales levels.

General and Administrative ("G&A")

G&A expense was down 32.5% due to absence of legal costs accrued in the prior year first quarter for a proxy contest. However, as a percentage of revenue it increased to 20.2% from 8.0% last year, primarily due to sharply lower commodity sales prices this year. During first quarter 2009, G&A as a percentage of revenue was 22.3%. Note that costs related to the bankruptcy proceedings are included in Reorganization Items.

Interest Expense

The 66.3% increase was due to higher average outstanding balances on our bank credit facilities and the application of default interest rates. Note that while in bankruptcy only interest expense that is likely to be paid is accrued.  If all interest had been accrued at contractual rates, we would have recorded an additional $2.6 million of interest expense related to certain pre-petition debt and dividends on preferred stock.

Reorganization Items

In accordance with SOP 90-7, transactions and events that are directly associated with the reorganization must be distinguished from those related to the ongoing operations of the business. We incurred approximately $2.7 million in such costs during second-quarter 2009.  No comparable costs were incurred in the prior year period.

Income Tax Expense

Our effective tax rate was 0.6%, as the result of valuation allowances recorded due to the expectation that we will be unable to utilize all of our net operating loss carryforwards. The rate in the prior year period was 32.7%.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008:

Revenues

The 62.6% decrease in oil and natural gas revenue is primarily due to lower average realized prices for crude oil and natural gas, as well as lower volumes for both commodities. Sales volumes decreased 25.1% on a mcfed basis. Natural gas sales volumes were down 35.6% primarily due to a combination of factors, including reductions in volumes on non-operated properties, the sale of 15 non-core properties with 1.3 mmcfed of production during third-quarter 2008, and normal maturing natural gas well decline curves. Oil sales volumes decreased 20.4% primarily due to reductions in oil volumes on non-operated properties, partially offset by Georgetown and San Miguel oil wells put on production since June 30, 2008. Excluding the impact of hedging, average realized sales prices for natural gas were down 58.6%, while those for crude oil were down 61.5%. Derivative gains on hedges increased revenues by $3.9 million for the period, compared with losses of $5.0 million for the prior-year period.

Lease Operations ("LOE")

The 11.5% increase reflects costs related to 32.2 net oil wells and 5.3 net natural gas wells placed on production since June 30, 2008, partially offset by reduced costs on properties for which we assumed operation and those properties that were sold during third-quarter 2008.

Exploration Expenses

The 67.8% increase primarily reflects delay rental payments on certain leased properties.

Impairment

The $56.1 million increase in impairment expense reflects significantly increased impairment recognized due to current and forecasted lower product prices and potential losses of a portion of the acreage under certain leases. A charge of $19.5 million was taken in the current period related to unproved properties that we may be unable to develop due to our liquidity issues.

Depreciation, Depletion and Amortization ("DD&A")

The 25.3% increase is due to higher depletion rates as a result of lower reserve balances and costs related to new wells placed on production over the last year, partially offset by lower sales levels.

General and Administrative ("G&A")

G&A expense was down 22.9% due to absence of legal costs accrued in the prior year quarter for a proxy contest. However, as a percentage of revenue it increased to 21.3% from 9.8% last year, primarily due to sharply lower commodity sales prices this year. Note that costs related to the bankruptcy proceedings are included in Reorganization Items.

Interest Expense

The 90.0% increase was due to higher average outstanding balances on our bank credit facilities and the application of default interest rates. Note that while in bankruptcy only interest expense that is likely to be paid is accrued.  If all interest had been accrued at contractual rates, we would have recorded an additional $2.6 million of interest expense related to certain pre-petition debt and dividends on preferred stock.

Accretion of Premium on Redeemable Preferred Stock

The $27.6 million recorded in first-quarter 2009 reflects a non-cash expense reflecting the redemption premium on our convertible preferred stock, which became mandatorily redeemable as the result of an event of default on our bank credit facilities.

Reorganization Items

In accordance with SOP 90-7, transactions and events that are directly associated with the reorganization must be distinguished from those related to the ongoing operations of the business. We incurred approximately $2.7 million in such costs during second-quarter 2009.  No comparable costs were incurred in the prior year period.

Income Tax Expense

Our effective tax rate was 15.5%, as the result of the expectation that we will be unable to utilize all of our net operating loss carryforwards. The rate in the prior year period was 25.0% due to the tax benefit received on the exercise of stock options during first quarter 2008.

Subsequent Events

No significant subsequent events occurred through August 10, 2009.

Drilling Activities

Due to liquidity restraints, we have severely limited our drilling activity thus far in 2009, focusing primarily on the Georgetown and Eagle Ford formations and wells to retain leases. We drilled or participated in drilling nine wells in first-half 2009, eight of which were in the Maverick Basin. Our costs on three of the 2009 wells were carried by our partner in the Georgetown project. By comparison, we participated in 54 wells during the first six months of 2008.

In July 2009, our partners spudded one new Eagle Ford well. At July 31, 2009, of the 10 total wells that we participated in this year, four were on production, and five were in completion, while one is expected to be plugged and abandoned by our operating partner. Additionally, four wells that were in progress at year-end 2008 were placed on production in 2009.

The following table shows net daily sales for the periods presented:

	Quarter Ended			% Change from
Average net daily sales volumes :	June 30, 2009	March 31, 2009	June 30, 2008	1st Qtr 2009	2nd Qtr 2008
Overall:
Oil, bopd	2,019	2,866	3,385	-29.6	-40.4
Natural gas, mcfd	4,783	5,747	8,939	-16.8	-46.5
Oil equivalent, boed	2,816	3,824	4,875	-26.4	-42.2
Primary formations or fields:
Georgetown, boed	286	378	249	-24.3	+14.9
Eagle Ford, boed	62	45	-	+37.8	+100.0
Pearsall, boed	71	115	86	-38.3	-17.4
Glen Rose, boed	1,487	2,031	2,742	-26.8	-45.8
San Miguel, boed	274	292	195	-6.2	+40.5
Fort Trinidad, boed	187	196	271	-4.6	-31.0

Natural gas sales volumes decreased from second-quarter 2008 due to the sale of 15 non-core properties, with approximately 1.3 mmcfed of net production, in third-quarter 2008 and normal declines on maturing oil and natural gas wells. These declines were partially offset by volumes from 5.3 net new natural gas wells put on production since June 30, 2008.

Crude oil sales volumes increased from second-quarter 2008 primarily due to 32.2 net new oil wells placed on production since June 30, 2008, partially offset by production declines on non-operated properties and normal declines on maturing oil wells.

There are currently no rigs under contract to facilitate drilling or re-entry of wells, primarily to hold leases, in the Maverick Basin. TXCO owns two drilling rigs, which are currently stacked.

Georgetown -- We drilled or re-entered four Georgetown wells in first-half 2009.  One of these wells is producing natural gas and three are producing oil. We participated in seven Georgetown wells in the comparable prior year period.

Other -- We participated in one re-entry to a shallow offshore well and one re-entry of an Austin Chalk well, two new wells targeting the Eagle Ford formation and one vertical well targeting the Olmos formation during first-half 2009. The offshore re-entry produced natural gas during testing, but is now expected to be plugged and abandoned by our operating partner. The two Eagle Ford wells, one Olmos well and Austin Chalk re-entry all await completion. One additional Eagle Ford well was spud by our operating partner during July, which awaits completion at July 31, 2009.

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

At year-end 2008 we had 7.6 million barrels of proved oil reserves and 36.0 billion cubic feet ("bcf") of proved natural gas reserves. For further information see "Item 2. Properties" in our Annual Report on Form 10-K for the year ended December 31, 2008. Our current internal estimates of proved oil reserves at June 30, 2009, included approximately 7.6 million barrels of proved oil reserves and 27.2 bcf of proved natural gas reserves.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in interest rates and commodity prices.

Commodity Risk: Our major market-risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Prices have fluctuated significantly over the last five years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. We enter into financial price hedges from time to time covering a portion of our monthly volumes. The amount and timing are generally determined by requirements under our bank credit facilities. However, with permission from the lenders under these bank credit facilities, all of our derivative agreements were terminated during first-quarter 2009. Please refer to Note 6 to the consolidated financial statements included herein for additional information on our commodity hedging contracts and activity.

Interest Rate Risk: We are exposed to market risk through interest rates related to our credit facility borrowing. Our credit facilities borrowings are based on the LIBOR or prime rate plus an applicable margin and are used to assist in meeting our working capital needs. As of June 30, 2009, we had $150.4 million in total borrowings under our pre-petition credit facilities at a weighted average interest rate of 6.50% per annum, and $7.3 million in borrowings under our DIP Facility at an interest rate of 7.00% per annum. However while we are in bankruptcy proceedings we are only paying interest on a total of $57.3 million of these borrowings.  An annualized 100-basis point fluctuation in the interest rate charged on the full $157.7 million balance would have approximately $1.6 million impact on our annual net income, before taxes.

Call Spread Transactions: In connection with the offer and sale of each series of the preferred stock, we entered into convertible preferred stock hedge transactions, or "call spread" transactions, with one of the buyers of the stock. These transactions are intended to reduce the potential dilution upon conversion of the preferred stock, if the market value per share of our common stock at the time of exercise is greater than approximately 120% of the issue price (which corresponds to the initial conversion price of the related convertible preferred stock). These transactions include a purchased call option and a sold call option. The purchased call options cover approximately the same number of shares of our common stock, par value $0.01 per share, which, under most circumstances, represents the maximum number of shares of common stock underlying the preferred stock. The sold call options have an exercise price of 150% of the issue price and are expected to result in some dilution should the price of our common stock exceed this exercise price.

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

Based on their evaluation as of June 30, 2009, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive and principal financial officers, as applicable, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In May 2009, there was a reduction in force, which terminated one-third of our accounting staff and our Chief Financial Officer as well as 22 other employees. As a result of these terminations, numerous control activities were transferred to different individuals on staff where they continue to be performed.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On May 17, 2009, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas (Case Numbers 09-51807 through 09-51817). The Company intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362 of the Bankruptcy Code. The Bankruptcy Case is discussed in greater detail in Note 2 to the accompanying condensed consolidated financial statements.

We were not involved in any other potentially material matters of litigation that were not disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as of August 7, 2009.

ITEM 1A.                      RISK FACTORS

Information concerning risks and uncertainties appears in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

We have identified the following additional risk factors to supplement those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

The prices of our equity securities are volatile, and, in connection with our reorganization, we currently believe that it is uncertain whether holders of our securities will receive any payment in respect of such securities.

Prior to the Bankruptcy Filing, the market price for our common stock was volatile. In addition, our common stock was delisted following the Bankruptcy Filing and now trades over the counter. Accordingly, trading in the securities of the Company may be limited, and holders of such securities may not be able to resell their securities for their purchase price or at all. We can make no assurance that the price of our securities will not fluctuate substantially in the future.

It is likely that, in connection with our reorganization, all of the outstanding shares of common stock and preferred stock will be cancelled, and holders of our common stock and preferred stock may not be entitled to any payment in respect of their shares. In addition, new shares of our common stock and/or preferred stock may be issued. It is also possible that shares of our common stock and/or preferred stock may be issued to certain holders of our debt in satisfaction of their claims. The value of any common stock and/or preferred stock so issued may be less than the purchase price of such holders' securities, and the price of any such common shares and/or preferred stock may be volatile.

Accordingly, trading in our securities during the pendency of the Bankruptcy Cases is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, will likely receive no payment in respect of such securities.

The Company filed for reorganization under Chapter 11 on May 17, 2009 and is subject to the risks and uncertainties associated with the Bankruptcy Cases.

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;
•	our ability to satisfy the conditions for drawing on our existing DIP financing and to obtain additional DIP financing on an interim or final basis;
•	our ability to operate within the restrictions and the liquidity limitations of our DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;
•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;
•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases;
•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the Bankruptcy Cases to Chapter 7 cases;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;
•	our ability to maintain our leased properties and acreage and other contracts that are critical to our operations;
•	our ability to attract, motivate and retain key employees;
•	our ability to attract and retain vendors and service providers; and
•	our ability to fund and execute our business plan.

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

Our liquidity and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and (v) the cost, duration and outcome of the reorganization process. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. Accordingly, there can be no assurance as to the success of our efforts. In the event that cash flows and any available borrowings under our DIP Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

We may be unable to comply with the terms and conditions or our DIP Facility or secure additional financing.

Our ability to continue our operations during the pendency of our reorganization under Chapter 11 and to develop a viable plan of reorganization will depend on our having available capital to finance our operations. The Company received approval of DIP financing in an amount it believes is sufficient to address immediate liquidity issues but there can be no assurance that we will be able to comply with all of the terms and conditions in the DIP Facility. If we are unable to comply with all of these terms and conditions, we could be forced to discontinue some or all of our operations, and could lose a substantial portion of our leased acreage.

Our ability to arrange financing (including any extension or refinancing) and the cost of the financing are dependent upon numerous factors. Access to capital (including any extension or refinancing) for participants in the exploration and production industry, including for us, has been significantly restricted for the last several months and may, as a result of the Bankruptcy Filing, be further restricted in the future. Other factors affecting our access to financing include:

•	general economic and capital market conditions;
•	conditions in exploration and production markets;
•	regulatory developments;
•	credit availability from banks or other lenders for us and our industry peers, as well as the economy in general;
•	investor confidence in the exploration and production industry and in us; and
•	provisions of tax and securities laws that are conducive to raising capital.

We may not have sufficient cash to service our indebtedness and other liquidity requirements.

Our ability to service the DIP financing indebtedness and successfully consummate a plan of reorganization will depend, in part, on our ability to generate cash. We cannot be certain that cash on hand together with cash from operations will by itself be sufficient to meet our cash and liquidity needs. If we are unable to generate enough cash to meet our liquidity needs, we could be forced to discontinue some or all of our operations.

Our DIP Facility imposes significant operating and financial restrictions on us, non-compliance with which could have a material adverse effect on our liquidity and operations.

Restrictions imposed by the terms of our DIP Facility could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in the occurrence of an event of default under the DIP Facility. These restrictions might limit our ability, subject to certain exceptions, to, among other things:

•	incur additional indebtedness, issue stock or guaranty any indebtedness;
•	make prepayments on certain indebtedness or purchase indebtedness in whole or in part;
•	pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;
•	make investments;
•	enter into transactions with affiliates on other than arm's-length terms;
•	create or incur liens to secure debt;
•	consolidate or merge with another entity, or allow one of our subsidiaries to do so;
•	lease, transfer or sell assets;
•	incur dividend or other payment restrictions affecting subsidiaries;
•	enter into, amend, assume or reject any material contract;
•	enter into any forward sales agreement or sell or convey any production payment, term overriding interest, net profits interest or any similar interest;
•	enter into unapproved derivative contracts;
•	engage in marketing activities;
•	amend organizational documents;
•	engage in specified business activities; and
•	acquire facilities or other businesses.

If we fail to comply with the restrictions under the DIP Facility and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP Facility, the lenders could refuse to make additional funds available to us, declare outstanding borrowings and other obligations under the DIP Facility immediately due and payable and exercise remedies with regard to collateral. Our ability to comply with these restrictions may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us. If we are unable to comply with the terms of the DIP Facility, or if we fail to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and our ultimate ability to successfully implement, a plan of reorganization.

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

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Bankruptcy Filing. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends. See Note 2 of the notes to the condensed consolidated financial statements in Item 1 of Part I of this report for further information on our accounting while in bankruptcy.

Conducting a successful Chapter 11 reorganization will depend significantly on our ability to retain and motivate management and key employees.

Our success depends significantly on the skills, experience and efforts of our personnel. We do not maintain "key person" life insurance for any of our officers. The loss of any of our officers, including our Chief Restructuring Officer, could have a material adverse effect upon our results of operations and our financial position and could delay or prevent the achievement of our business objectives. Our ability to develop and successfully consummate a plan of reorganization will be highly dependent upon the skills, experience and effort of our senior management, including our Chief Restructuring Officer, and other personnel. Our ability to attract, motivate and retain key employees is restricted, however, by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with the Company during the pendency of the Chapter 11 proceedings. In addition, we must obtain Bankruptcy Court approval of employment contracts and other employee compensation programs. The loss of the services of one or more members of our senior management or certain employees with critical skills, or a diminution in our ability to attract talented, committed individuals to fill vacant positions when needs arise, could have a material adverse effect on our ability to successfully reorganize, emerge from bankruptcy or sell all or a portion of our assets as part of the bankruptcy process. In this regard, the Bankruptcy Court has approved the Company's severance plan for all employees and its retention plan for non-Insider employees.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We had net operating loss carryforwards of approximately $217 million as of June 30, 2009. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an "ownership change" for purposes of Section 382 of the Code during or as a result of the Bankruptcy Cases. The Company obtained Bankruptcy Court approval of an order which places limitations on the trading in our common stock including options to acquire common stock, as further specified in the order. However, we can provide no assurance that these limitations will prevent an "ownership change" or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of our reorganization.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

a)	Exhibit 3.1	Amended and Restated Bylaws of TXCO Resources Inc.; filed herewith

b)	Exhibit 10.1	Debtor-in-Possession Note, dated May 22, 2009; incorporated herein by reference to the Company's Current Report on Form 8-K, filed May 28, 2009.

c)	Exhibit 10.2	Debtor-in-Possession Note, dated June 15, 2009; incorporated herein by reference to the Company's Current Report on Form 8-K, filed June 16, 2009.

d)	Exhibit 31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

e)	Exhibit 31.2	Certification of Acting Principal Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

f)	Exhibit 32.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

g)	Exhibit 32.2	Certification of Acting Principal Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TXCO RESOURCES INC.
(Registrant)

/s/ James E. Sigmon
James E. Sigmon,
Chief Executive Officer (Duly Authorized Officer)

/s/ Richard A. Sartor
Richard A. Sartor,
Controller (Principal Accounting Officer)

Date:           August 10, 2009