Form 10-Q
period 2009-09-30
TXCO Resources Inc
filed 2009-11-09
CIK 313395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑ . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller-reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 2009.

Common Stock $0.01 par value	38,552,309
(Class of Stock)	(Number of Shares)

For more information, go to www.txco.com.
The information at www.txco.com is not incorporated into this report.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Balance Sheets
($ in thousands)	September 30, 2009	December 31, 2008
Assets	(Unaudited)

Current Assets
Cash and equivalents	$7,714	$12,236
Accounts receivable, net	17,370	20,641
Prepaid expenses and other	8,161	4,470
Derivative settlements receivable	-	1,586
Accrued derivative asset	-	5,916
Total Current Assets	33,245	44,849

Property and Equipment, net - successful efforts method of accounting for oil and natural gas properties	329,556	433,126

Other Assets
Deferred financing fees	2,263	2,950
Other assets	1,074	1,143
Accrued derivative asset	-	4,782
Total Other Assets	3,337	8,875

Total Assets	$366,138	$486,850

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Balance Sheets
($ in thousands)	September 30, 2009	December 31, 2008
Liabilities and Stockholders' Equity	(Unaudited)

Current Liabilities
Accounts payable, trade -- post-petition	$5,912	$49,661
Other payables and accrued liabilities	1,233	25,114
Undistributed revenue	2,181	3,262
Notes payable	-	1,518
Bank debt	17,900	153,000
Redeemable preferred stock	-	66,909
Accrued derivative obligation	-	2,324
Total Current Liabilities	27,226	301,788

Long-Term Liabilities
Deferred income taxes	-	19,602
Accrued derivative obligation	-	1,162
Asset retirement obligation	13,824	8,569
Total Long-Term Liabilities	13,824	29,333

Total Liabilities Not Subject To Compromise	41,050	331,121

Liabilities Subject To Compromise	317,706	-

Total Liabilities	358,756	331,121

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares; Series A, B & C, -0- shares issued and outstanding Series D, 51,909 and 56,909 shares issued and outstanding Series E, 15,000 and 20,000 shares issued and outstanding	-	-
Common stock, par value $0.01 per share; authorized 100,000,000 shares; issued 38,774,693 and 37,420,953 shares, outstanding 38,552,309 and 37,254,100 shares	388	374
Additional paid-in capital	151,083	148,534
Retained earnings (deficit)	(145,609)	3,088
Accumulated other comprehensive income, net of tax	2,622	4,759
Less treasury stock, at cost, 222,384 and 166,853 shares	(1,102)	(1,026)
Total Stockholders' Equity	7,382	155,729

Total Liabilities and Stockholders' Equity	$366,138	$486,850

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Statements Of Operations
	Three Months Ended	Three Months Ended
(in thousands, except earnings per share data)	September 30, 2009	September 30, 2008
Revenues	(Unaudited)
Oil and natural gas sales	$12,542	$37,243
Gas gathering operations	-	4,373
Other operating income	32	67
Total Revenues	12,574	41,683
Costs and Expenses
Lease operations	4,115	4,942
Drilling operations	59	105
Production taxes	473	1,983
Exploration expenses	937	276
Impairment and abandonments	32,314	485
Gas gathering operations	11	4,220
Depreciation, depletion and amortization	11,587	12,780
General and administrative	2,444	2,911
Total Costs and Expenses	51,940	27,702
(Loss) Income from Operations	(39,366)	13,981
Other Income (Expense)
Interest expense (contractual interest for the three-month period ended September 30, 2009 was $6,260)	(2,013)	(2,269)
Interest income	-	45
Gain on sale of assets	(87)	(782)
Loan fee amortization - pre-petition debt	(318)	(305)
Total Other Income (Expense)	(2,418)	(3,311)
(Loss) income before reorganization items and income taxes	(41,784)	10,670
Reorganization items
Professional and legal fees	2,086	-
Loan fee amortization - debtor-in-possession loan	2,186	-
Interest earned on accumulated cash resulting from Chapter 11 proceeding	(1)	-
Total Reorganization items	4,271	-
Net (loss) income before income taxes	(46,055)	10,670
Income tax expense	198	3,655
Net (Loss) Income	(46,253)	7,015
Preferred dividends	-	1,420
Net (Loss) Income Available to Common Stockholders	$(46,253)	$5,595
Earnings (Loss) Per Share
Basic	$(1.21)	$0.16
Diluted	$(1.21)	$0.16

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Statements Of Operations
	Nine Months Ended	Nine Months Ended
(in thousands, except earnings per share data)	September 30, 2009	September 30, 2008
Revenues	(Unaudited)
Oil and natural gas sales	$39,401	$109,147
Gas gathering operations	589	11,950
Other operating income	1,136	1,614
Total Revenues	41,126	122,711
Costs and Expenses
Lease operations	13,518	13,377
Drilling operations	1,116	1,111
Production taxes	1,600	5,845
Exploration expenses	2,968	1,486
Impairment and abandonments	89,045	1,119
Gas gathering operations	795	12,002
Depreciation, depletion and amortization	44,529	39,067
General and administrative	8,538	10,816
Total Costs and Expenses	162,109	84,823
(Loss) Income from Operations	(120,983)	37,888
Other Income (Expense)
Interest expense (contractual interest for the nine-month period ended September 30, 2009 was $16,898)	(10,056)	(6,503)
Interest income	20	143
Gain on sale of assets	609	-
Accretion of premium on redeemable preferred stock	(27,579)	(782)
Loan fee amortization - pre-petition debt	(936)	(892)
Total Other Income (Expense)	(37,942)	(8,034)
(Loss) income before reorganization items and income taxes	(158,925)	29,854
Reorganization items
Professional and legal fees	4,080	-
Loan fee amortization - debtor-in-possession loan	2,847	-
Interest earned on accumulated cash resulting from Chapter 11 proceeding	(2)	-
Total Reorganization items	6,925	-
Net (loss) income before income taxes	(165,850)	29,854
Income tax (benefit) expense	(18,375)	8,458
Net (Loss) Income	(147,475)	21,396
Preferred dividends	1,222	3,823
Net (Loss) Income Available to Common Stockholders	$(148,697)	$17,573

Earnings (Loss) Per Share
Basic	$(3.95)	$0.51
Diluted	$(3.95)	$0.50

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Consolidated Statements Of Cash Flows
(in thousands, except earnings per share data)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Operating Activities	(Unaudited)
Net (loss) income	$(147,475)	$21,396
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Reorganization items, net	6,925	-
Depreciation, depletion and amortization	45,465	39,959
Impairment, abandonments and dry hole costs	89,045	1,119
(Gain) loss on sale of assets	(610)	782
Non-cash accretion of premium on preferred stock	27,579	-
Deferred tax benefit	(18,372)	8,378
Excess tax benefits from stock-based compensation	-	(1,453)
Non-cash compensation expense & change in OCI, net	(553)	2,713
Changes in operating assets and liabilities:
Receivables	4,857	(22,995)
Prepaid expenses and other	(6,399)	(3,791)
Accounts payable and accrued expenses	2,633	16,882
Current income taxes payable (receivable)	41	63
Net cash provided by operating activities before reorganization items	3,136	63,053
Cash effect of reorganization items	(2,978)	-
Net cash provided by operating activities	158	63,053

Investing Activities
Development and purchases of oil and natural gas properties	(29,950)	(126,066)
Purchase of other equipment	(134)	(4,978)
Proceeds from sale of assets	5,946	8,393
Net cash used by investing activities	(24,138)	(122,651)

Financing Activities
Proceeds from Debtor-in-Possession credit facilities	17,900	-
Proceeds from bank credit facilities	3,000	51,700
Payments on bank credit facilities	(6,586)	(21,700)
Proceeds from installment and other obligations	-	190
Payments on installment and other obligations	(517)	(419)
Proceeds from termination of commodity hedges, net	8,923	-
Payment to terminate interest rate hedge	(3,186)	-
Purchase of treasury shares	(76)	(525)
Issuance of preferred stock, net of expenses	-	32,233
Net payment for call option spread	-	(2,261)
Payment of preferred stock dividends	-	(2,801)
Cost of shares retired upon option exercises	-	(2,414)
Proceeds from exercise of stock options & related tax benefits	-	2,303
Proceeds from issuance of common stock, net of expenses	-	33
Net cash provided by financing activities	19,458	56,339

Change in Cash and Equivalents	(4,522)	(3,259)
Cash and equivalents at beginning of period	12,236	9,831
Cash and Equivalents at End of Period	$7,714	$6,572

See notes to consolidated financial statements

TXCO RESOURCES INC.
(Debtor-In-Possession)
Notes To Consolidated Financial Statements
Periods Ended September 30, 2009, and September 30, 2008 (Unaudited)

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

Accounting Standards Codification ("ASC") topic 852-10 "Financial Reporting During Reorganization Proceedings" is applicable to companies in Chapter 11. Generally ASC 852-10 does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations for companies undergoing reorganization under the Bankruptcy Code.

1.     Basis of Presentation and Going Concern - continued

The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows. TXCO adopted ASC 852-10 effective on May 17, 2009, and segregates those items as outlined above for all reporting periods subsequent to such date.

Subsequent Events:  Subsequent events have been evaluated by management through the date of the issuance, November 9, 2009.  For a discussion of subsequent events, see the "Purchase and Sale Agreement" section, in Note 2.

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

No assurance can be provided as to what values, if any, will be ascribed in the Debtors' bankruptcy proceedings to the Debtors' pre-petition liabilities, common stock and other securities. Based on current discussions with the Company's debtor-in-possession lenders and other potential sponsors of a plan of reorganization, we currently do not expect that holders of our equity securities will receive any cash or other property in respect of such securities, and it is likely that such securities will be cancelled under the plan of reorganization. Accordingly, extreme caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

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

2.     Proceedings Under Chapter 11 of the Bankruptcy Code and Related Disclosures - continued

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date. Presently, those deadlines have been extended to November 12, 2009 and December 14, 2009. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. A Company Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

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

The Bankruptcy Court established a deadline for the filing of proofs of claim under the Bankruptcy Code, which was September 22, 2009, requiring the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

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

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. Based on current discussions with the Company's debtor-in-possession lenders and other potential sponsors of a plan of reorganization, we currently do not expect that holders of our equity securities will receive any cash or other property in respect of such securities, and it is likely that such securities will be cancelled under the plan of reorganization. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

Purchase and Sale Agreement

On November 6, 2009, the Debtors, entered into a definitive Purchase and Sale Agreement (the "Agreement") to sell a substantial portion of the Debtor's assets to Newfield Exploration Company ("Newfield") for total consideration of $223 million in cash, subject to customary purchase price adjustments for, among other things, title and environmental defects in excess of specified thresholds that the Debtors are unable to cure prior to the closing date.  The sale is expected to close before February 28, 2010, but the economic effective date of the sale will be January 1, 2010.

Under the terms of the Agreement, certain assets are excluded from the assets being purchased by Newfield and will be retained by the Debtors, including, among others, Debtor's drilling rigs, offshore properties, Oklahoma properties, non-operated properties within the Williston Basin, non-operated properties in south Texas outside of Maverick, LaSalle, Zavala and Dimmit Counties, and its interests in the "Dexter Waterflood Unit", the "Forrest WM B1U" and the "Vinton Dome."

The consummation of the sale of assets to Newfield contemplated by the Agreement is subject to the entry of a final order of the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") authorizing the sale.  The Debtors intend to file a proposed plan of reorganization incorporating the terms of the Agreement with the Bankruptcy Court. For additional details on the Bankruptcy Cases see "--Chapter 11 Bankruptcy" below.  The Company currently does not expect that holders of the equity securities will receive any cash or other property in respect of such securities, and it is likely that such securities will be cancelled under the plan of reorganization.  Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any Company equity securities.

The Agreement contains customary representations, warranties, covenants, and indemnities of the Debtors and Newfield.  In addition to having to obtain the Bankruptcy Court's approval, the completion of the sale of assets to Newfield is subject to various customary conditions, including, among others, (i) subject to certain materiality qualifications, the accuracy of the representations and warranties made by Newfield and the Debtors, respectively, and compliance by Newfield and the Debtors with their respective obligations under the Agreement, (ii) the absence of any pending lawsuit, action, or other proceeding seeking to restrain or prohibit the consummation of the sale transaction, and (iii) the aggregate sum of uncured title and environmental defects not exceeding 10% of the unadjusted purchase price.

Prior to the Bankruptcy Court's approval of an order approving the bid protection measures and no-shop covenants contained in the Agreement, the Debtor is free to take action to solicit and encourage any alternative acquisition proposal or proposal for an alternative plan of reorganization.  However, following the Bankruptcy Court's approval of an order approving the bid protection measures and no-shop covenants contained in the Agreement, the Debtors have agreed not to solicit proposals relating to alternative acquisition transactions, provided, however, that the Debtors may still (i) respond to inquiries and provide access to information to persons that the Debtors determine may submit a superior proposal, and (ii) engage in negotiations or discussions with any person who makes an unsolicited acquisition proposal that is, or is reasonably likely to be, a superior proposal if the Debtors determine that such negotiations or discussions are necessary in order to comply with applicable law.  The deadline for any person to submit an alternative acquisition proposal is 5:00 p.m. central time on January 6, 2010.  The Debtors are required to provide Newfield with notice by no later than January 13, 2010, if the Debtors intend to pursue a superior proposal or alternative plan of reorganization.  Additionally, if the Debtors elect to pursue a superior proposal or alternative plan of reorganization that is not ultimately consummated, the Debtors have agreed to offer Newfield a back-up bid option following the failure of the superior proposal or alternative plan of reorganization giving Newfield the right to consummate the purchase of assets on substantially the same terms and conditions contemplated by the Agreement.

The Agreement also contains certain termination rights for each of Newfield and the Debtors, including, among others, the right of either party to terminate the Agreement if uncured title and environmental defects exceed 10% of the unadjusted purchase price or if the Bankruptcy Court approves a superior proposal or alternative plan of reorganization, and Newfield's right to terminate (i) after November 18, 2009, if the Bankruptcy Court has not approved an order approving the bid protection measures and no-shop covenants contained in the Agreement, (ii) on or after January 14, 2010, if the Debtors have not notified Newfield that it does not intend to pursue a superior proposal or alternative plan of reorganization, (iii) if the Bankruptcy Court has not entered an order on or before January 31, 2010 authorizing the sale of the assets to Newfield, and (iv) if an order of the Bankruptcy Court authorizing the sale of the assets to Newfield is not final by February 15, 2010.  In addition, the Agreement will be deemed terminated upon the consummation of any superior proposal or alternative plan of reorganization.

The Agreement also provides that if a superior proposal or alternative plan of reorganization is consummated, the Debtors may be required, under certain circumstances, to pay Newfield a termination fee equal to 3% of the unadjusted purchase price plus reimbursement of expenses not to exceed $500,000.

2.     Proceedings Under Chapter 11 of the Bankruptcy Code and Related Disclosures - continued

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company's Chapter 11 cases, such as professional fees incurred, net of interest income earned on accumulated cash during the Chapter 11 process. These restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Court) and other reorganization items that could be material  to TXCO's financial position or results of operations in any given period.

Liabilities Subject to Compromise

Liabilities subject to compromise at September 30, 2009 include the following pre-petition liabilities and interest on the redeemable preferred stock:

($ in thousands)	September 30, 2009
Accounts payable, trade	$66,060
Other payables and accrued liabilities	2,805
State taxes payable	312
Bank debt	150,414
Redeemable preferred stock	94,488
Interest on redeemable preferred stock payable	3,627
Total liabilities subject to compromise	$317,706

At December 31, 2008, none of the liabilities outstanding were considered to be subject to compromise.

Interest Expense

Due to the uncertainty with respect to whether a plan of reorganization if ultimately confirmed will include postpetition interest, the Company has recorded postpetition interest expense only on its Senior Credit Agreement ("SCA") and its Drilling Rig Note, and is currently not paying or accruing postpetition interest on its Term Loan Agreement.

For the three- and nine-month periods ended September 30, 2009, interest expense recorded was $2.0 million and $10.1 million, respectively, excluding the non-cash accretion of premium on the redeemable preferred stock. If the Company had recorded interest expense on all of its debt for the post-petition period, interest expense for the three- and nine-month periods ending September 30, 2009 would have been $6.3 million and $16.9 million, respectively. See Note 8 for more information on the Company's pre- and post-petition credit facilities.

3.     Stock-based Compensation

The Company has stock-based employee compensation plans that are described more fully in Note G, "Stockholders' Equity," to the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Total stock-based compensation expense recognized was $1.3 million and $2.7 million, in the first nine months of 2009 and 2008, respectively.

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

As of September 30, 2009, the Company had outstanding exercisable options to purchase 103,250 shares of common stock at prices ranging from $2.96 to $5.00 per share, and non-vested options to purchase 300,000 shares of its common stock at $2.05 per share. The options expire at various dates through December 2018. Options to purchase 203,000 shares of common stock, with exercise prices in excess of current market prices, expired unused in early August 2009 as a result of the employee layoffs in May 2009.

Stock Option Activity:	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2008	607	$3.03	6.95	*
Forfeiture	204	$3.67
Outstanding at September 30, 2009	403	$2.71	7.94	*
Exercisable at September 30, 2009	103	$4.62	4.33	*
* The outstanding options had no intrinsic value since all were priced above the market price at these dates.

Restricted Stock:  Beginning in 2006, the Company made annual restricted stock grants as compensation to employees and non-employee directors under its 2005 Stock Incentive Plan. One grant of 5,000 shares of restricted stock was made to a new employee in early 2009. Generally, grants to continuing non-employee directors vest one year from the grant date, while those to new directors and employees vest over a three year period. The grant date fair value is recognized as stock compensation expense (included in general and administrative expense on the Consolidated Statements of Operations) over the vesting periods.

Restricted Stock Activity: (in thousands)	Shares
2005 Stock Incentive Plan:
Unvested restricted stock at December 31, 2008	639
Granted	5
Vested	(286)
Forfeited	(122)
Unvested restricted stock at September 30, 2009	236

4.     Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("EPS") computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net (loss) income	$(46,253)	$7,015	$(147,475)	$21,396
Less: Preferred dividends	-	1,420	1,222	3,823
(Loss) income for basic earnings per share	(46,253)	5,595	(148,697)	17,573
Add: Income impact of any assumed conversions	-	-	-	-
(Loss) income for diluted earnings per share	$(46,253)	$5,595	$(148,697)	$17,573

Weighted-average number of common shares:	38,316	34,780	37,657	34,413
Basic
Effect of dilutive securities:
Stock options and warrants	*	130	*	387
Restricted shares	*	643	*	646
Convertible preferred stock	*	-	*	-
Diluted	38,316	35,553	37,657	35,446

Earnings (loss) per common share:
Basic	$(1.21)	$0.16	$(3.95)	$0.51
Diluted	$(1.21)	$0.16	$(3.95)	$0.50
* Not applicable due to net loss for the period.

The calculation of weighted-average number of common shares for diluted EPS does not include certain potential common shares because their effect would have been anti-dilutive. The following table details the excluded potential common shares:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Excluded due to anti-dilutive impact:
Convertible preferred stock, series D	3,585	4,759	3,595	4,440
Convertible preferred stock, series E	864	1,152	872	904
Written call options	5,911	5,911	5,911	5,338
Stock options	403	-	403	-
Excluded due to net loss for the period:
Non-vested stock	237	-	357	-
Total potential common shares excluded from the earnings per share calculation	11,000	11,822	11,138	10,682

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

5.     Income Taxes

The Company has not included any accruals for unrecognized income tax benefits in its income tax calculation as of September 30, 2009 and September 30, 2008. The Company does not anticipate a significant change in its unrecognized tax benefits in the next 12 months.

As of September 30, 2009, the tax year ended December 31, 2008 remained subject to examination by tax authorities. The Company's effective tax rate was a 0.43% expense and an 11.08% benefit for the three- and nine-month periods ended September 30, 2009, respectively. For the comparable prior year periods, the Company's effective tax rate was an expense of 34.3% and 28.3%, respectively. The Company's benefit for the current period was reduced from that which would be expected due to a valuation allowance of $21.3 million and $36.8 million for the three- and nine-month periods, respectively, applied to its net deferred tax asset position at September 30, 2009. For the prior year periods, the expense was not proportional to that which would be expected for income before tax due to the exercise of stock options in first quarter 2008 with substantially lower option price than the then current market price. These exercises resulted in a tax deduction to the Company of $4,275,000.

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

All of these price-risk management transactions were considered derivative instruments and were intended to hedge the Company's price risk and could be considered hedges for economic purposes, but certain of these transactions may or may not qualify for hedge accounting. All derivative instrument contracts were recorded on the Consolidated Balance Sheets at fair value. The change in fair value for the effective portion of contracts designated as cash flow hedges was reflected in OCI in the Stockholders' Equity section of the Consolidated Balance Sheets. The realized gain or loss on derivative contracts is reported on the Consolidated Statement of Operations as the hedged transactions occur.  The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

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

During first-quarter 2009, the Company terminated all of its derivative positions for a net cash settlement. The $8.9 million net gain on commodity derivatives, included in "Accumulated other comprehensive income" in the equity section of the Consolidated Balance Sheet, is being applied as an increase in "Oil and natural gas sales" in the Consolidated Statements of Operations over the period covered by the terminated derivatives (April 2009 through December 2011).

6.     Derivative Instruments and Hedging Activity - continued

The following table reflects the realized gains and losses from derivatives included in "Oil and natural gas sales" on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Crude oil derivative realized settlement (gain) loss	$(1,033)	$2,888	$(3,756)	$7,682
Natural gas derivative realized settlement (gain) loss	(552)	254	(1,725)	454
(Gain) loss on commodity derivative contracts	$(1,585)	$3,142	$(5,481)	$8,136

The fair value of outstanding commodity derivative contracts reflected on the balance sheet was as follows:

Trans-	Trans-			Average Floor	Average Ceiling	Volumes	Fair Value of Outstanding Derivative Contracts (1), in thousands, as of
action	action			Price	Price	Per	Sept. 30,	Sept. 30,
Date	Type	Beginning	Ending	Per Unit	Per Unit	Month	2009	2008
Crude Oil - Bbl (2):
08/07-08/08	Collars	01/01/2008	12/31/2008	$75.35	$97.09	35,500	$-	(2,205)
08/07-08/08	Collars	01/01/2009	12/31/2009	$71.40	$87.41	20,700	-	(5,455)
08/07-08/08	Collars	01/01/2010	06/30/2010	$68.33	$80.77	15,000	-	(2,426)
12/07-04/08	Collars	07/01/2010	12/31/2010	$75.80	$100.35	13,200	-	(1,124)
04/08	Collars	01/01/2011	06/30/2011	$90.00	$122.80	11,500	-	(121)

Natural Gas - mmBtu (3):
08/07-08/08	Collars	01/01/2008	12/31/2008	$6.61	$10.45	105,500	-	61
08/07-08/08	Collars	01/01/2009	12/31/2009	$6.60	$11.64	86,500	-	204
08/07-04/08	Collars	01/01/2010	06/30/2010	$6.58	$11.62	74,000	-	(6)
12/07-04/08	Collars	07/01/2010	12/31/2010	$6.55	$11.08	69,500	-	(31)
04/08	Collars	01/01/2011	06/30/2011	$8.00	$9.85	62,000	-	108
							$-	$(10,995)

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

Interest Rate Risks-Related Hedging Activities:  During most of first-quarter 2009, a fixed-rate swap was in place on $100 million of borrowings under TXCO's Term Loan Agreement (See Note 8 for more information on this agreement) which locked the LIBOR portion of the interest rate at 3.305% until June 30, 2010. This equates to a total rate of 7.805% per annum on this debt. This derivative instrument, which was entered into during June 2008, was terminated in March 2009. The swap was designated as a cash flow hedge. An immaterial amount of ineffectiveness is expected on this derivative contract due to a difference in the rounding conventions for the LIBOR rate between the two documents. In accordance with ASC 815-30 "Cash Flow Hedges", the $3.2 million loss on this derivative, included in Other Comprehensive Income in the equity section of the Consolidated Balance Sheet, is being applied as an increase in Interest Expense in the Consolidated Statements of Operations over the period covered by the terminated derivative (April 2009 through June 2010).

6.     Derivative Instruments and Hedging Activity - continued

The following table reflects the realized losses from derivatives included in "Interest expense" on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(in thousands)
Interest rate swap realized settlement losses	$632	$206	$1,969	$256
Interest rate swap ineffectiveness	6	7	19	7
Loss on interest rate swap contracts	$638	$213	$1,988	$263

7.     Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income are as follows for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net (loss) income	$(46,253)	$7,015	$(147,475)	$21,396
Other comprehensive income:
(Decrease) increase in deferred hedge gain	(947)	27,912	(3,368)	(2,159)
Decrease (increase) in deferred income tax expense	322	(9,490)	1,231	734
Total comprehensive (loss) income	$(46,878)	$25,437	$(149,612)	$19,971

8.     Bank Debt and Debtor-In-Possession Facility

Pre-petition Credit Facilities: TXCO had two pre-petition bank credit facilities for which Bank of Montreal acted as agent for the parties, while a wholly-owned subsidiary had pre-petition drilling rig financing with Western National Bank. These facilities are described in the Company's Annual Report of Form 10-K for the year ended December 31, 2008.

As disclosed in the Company's Form 8-K filed with the SEC on February 27, 2009, TXCO is in violation of the current ratio covenant under these agreements. As a result of that violation all outstanding balances under these agreements were classified as current liabilities on the Consolidated Balance Sheet as of December 31, 2008. These balances are included in Liabilities Subject to Compromise at September 30, 2009.  Additionally, as disclosed in our Form 8-K filed with the SEC on April 22, 2009, we received Notice of Acceleration documents from the lenders, on the Senior Credit Agreement and the Term Loan Agreement, which demand immediate payment of the entire amounts due under these facilities and terminate their commitments to make additional revolving credit loans under the agreements. For details on the impact of the Bankruptcy Filing, see Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code". TXCO has also received a Notice of Acceleration from Western National Bank demanding immediate payment of the outstanding balance and accrued interest.

The terms of these facilities have been impacted by the defaults and the bankruptcy proceedings. The Company can not obtain additional borrowings under any of the pre-petition credit facilities. Currently, TXCO is paying interest at the default rate of 6.00% per annum on the $50.0 million owed under the Senior Credit Agreement and at the contract rate of 5.0% on the $0.4 million owed under the drilling rig financing.  We are not currently paying interest on the $100.0 million owed under the Term Loan Agreement. The amount of additional interest that would have been accrued at contract rates if not for the bankruptcy proceedings is also disclosed in Note 2.

8.     Bank Debt and Debtor-In-Possession Facility - continued

Debtor-in-Possession Facility: On June 15, 2009, the Bankruptcy Court , which has jurisdiction over the Bankruptcy Cases for the Debtors, entered on its docket a final order (the "Final DIP Order") granting approval of the Company's Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") among the Company and its subsidiaries, each as debtor and debtor-in-possession, BD Funding I, LLC, as administrative agent (the "DIP Agent"), and the lenders party thereto (the "DIP Lenders").

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

The DIP Loans, plus interest accrued and unpaid thereon, will be due and payable in full at maturity (the "Final Maturity Date") which is the earliest to occur of: (i) February 15, 2010; (ii) the date of the substantial consummation of a plan of reorganization in the Chapter 11 Cases that has been confirmed by an order of the Bankruptcy Court; and (iii) such earlier date on which all of the obligations under the DIP Facility shall become due and payable in accordance with the terms of the DIP Credit Agreement and any other documents executed in connection with the DIP Credit Agreement.

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

At September 30, 2009, borrowings under the DIP Facility totaled $17.9 million at a weighted average interest rate of 10.49% per annum.

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

Reclassification to Liability: In February 2009, it was determined that the Company had violated the current ratio covenant under its bank credit facilities. As a result of this covenant violation, holders of the convertible preferred stock have the right to request that the Company redeem their shares; however, the Company's obligation to redeem is suspended until the earlier of October 31, 2012 or satisfaction in full of all of the Company's obligations under its bank credit facilities. As a result of this right, though repayment is specifically suspended until the senior debt is paid, the stated value of the outstanding convertible preferred stock has been reclassified from long-term liabilities in the Consolidated Balance Sheets to current liabilities for December 31, 2008, and to liabilities subject to compromise for September 30, 2009. Shares related to the January conversion of convertible preferred stock, described above, were not reclassified in the December 31, 2008 Consolidated Balance Sheet since they were retired in January 2009 without the use of current assets. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month (18% per annum) in respect of each preferred share for which redemption has been demanded until paid in full.

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

11.      Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-01, "Generally Accepted Accounting Principles" (ASC 105) which establishes the FASB Accounting Standards Codification ("the Codification" or "ASC") as the official single source of authoritative U.S. generally accepted accounting principles ("GAAP"). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASUs that will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company's third-quarter 2009 financial statements and the principal impact on its financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification in this document, the Codification cross-reference is shown alongside the references to the standards issued and adopted prior to the adoption of the Codification.

11.      Recent Accounting Pronouncements - continued

In May 2009, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 165 "Subsequent Events" (now ASC topic 855). This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement requires that public companies evaluate all subsequent events occurring through the date that their financial statements are issued.  The provisions of this topic are effective for financial periods ending after June 15, 2009. The Company's adoption of this standard did not have a material effect on its results of operations or financial position.

In April 2009, the FASB issued three FASB Staff Positions ("FSP") to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (now ASC 820-10-65), provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (now ASC 825-10-65), enhance consistency in financial reporting by increasing the frequency of fair value disclosures (see Note 12 "Fair Value Measurements"). FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (now ASC 320-10-65), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These topics are effective for interim and annual periods ending after June 15, 2009. The Company's adoption of these standards, effective April 1, 2009, did not have a material impact on its financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" (now ASC 815-10-50). This standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that we are intending to manage. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard, effective January, 1, 2009, did not have a material impact on the Company's Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (now ASC topic 805). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. This standard became effective for the Company on January 1, 2009. This standard will have an impact on accounting for any future business combinations, but the effect is dependent upon acquisitions at that time.

12.     Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (now ASC topic 820), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

This standard requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. TXCO had no financial assets or liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities that were classified as level 3 in the fair value hierarchy:

(in thousands)	Derivatives	Total
Balance as of January 1, 2009	$7,211	$7,211
Total (gains) losses (realized or unrealized):
Included in earnings *	(1,599)	(1,599)
Included in other comprehensive income *	-	-
Purchases, issuances and settlements	(5,612)	(5,612)
Transfers in and out of level 3	-	-
Balance as of September 30, 2009	$-	$-
Change in unrealized gains or losses included in earnings (or changes
in net assets) relating to derivatives held during the period	$(7,211)	$(7,211)

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

12.     Fair Value Measurements - continued

Effective January 1, 2009, the Company adopted this standard for all nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, including long-lived assets and assets held for sale measured at fair value under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (now ASC topic 360) and asset retirement obligations initially measured at fair value under SFAS No. 143, "Accounting for Asset Retirement Obligations" (now ASC topic 410).  The adoption of these standards for nonfinancial assets and liabilities did not have a material impact on the Company's financial statements.

Financial Instruments: The book values of current assets and current liabilities approximate fair value due to the short-term nature of these instruments. The book value of the bank debt approximates fair value as the interest rates on these borrowings are variable.

Impairment of Oil and Natural Gas Properties: TXCO reviews its oil and natural gas properties for impairment at least annually, and whenever events and circumstances indicate a decline in the recoverability of their carrying value.  For proved properties, the Company estimates the expected future cash flows of its oil and natural gas properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amounts are recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, TXCO adjusts the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Unproven properties are subject to possible impairment if there is not a plan to develop the pool of assets in the next 12-month period. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require the Company to record an additional impairment of the recorded book values associated with oil and natural gas properties. The Company determined that this represented a Level 3 fair value measurement.

For the nine-months ended September 30, 2009, we recognized impairments of $89.0 million. The impairment is due to the significant decrease in commodity prices, combined with the severe restriction in our capital expenditures that has caused us to reevaluate our various drilling projects and the loss of proved undeveloped reserves on those portions of leases that expired due to lack of drilling activity.

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

Disclosure Regarding Forward Looking Statements

Statements in this Form 10-Q which are not historical, including statements regarding TXCO's or management's intentions, hopes, beliefs, expectations, representations, projections, estimations, plans or predictions of the future, are forwarding-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in some cases can be identified by their being preceded by, followed by or containing words such as "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" and other similar expressions. Forward-looking statements are based on assumptions and assessments made by the Company's management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Such statements include those relating to

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

The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to the "Risk Factors" discussion in Part II, Item 1A below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information. These and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company's various pre-petition liabilities and our common stock and preferred stock. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies. Based on current discussions with the Company's debtor-in-possession lenders and other potential sponsors of a plan of reorganization, we currently do not expect that holders of our equity securities will receive any cash or other property in respect of such securities, and it is likely that such securities will be cancelled under the plan of reorganization. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any of these liabilities and/or securities. Our Annual Report on Form 10-K for the year ended December 31, 2008, and all our previously filed documents, are on file at the Securities and Exchange Commission and can be viewed on our website at www.txco.com. Copies of the filings are available from our Corporate Secretary without charge.

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

As of early November, there were two rigs in operation on our Maverick Basin acreage. Our emphasis thus far this year has been on the Georgetown and Eagle Ford formations in the Maverick Basin. We participated in 11 new wells and five re-entries through October 31, 2009, with 14 of the 16 total wells in the Maverick Basin. Six of the wells targeted the Georgetown formation, of which three wells are producing oil and one well is producing gas, while two wells continued drilling. Four of the wells targeted the Eagle Ford formation, all of which are awaiting pipeline connections for natural gas sales. Three of the four Eagle Ford wells are currently producing oil. Two wells that targeted the Glen Rose Porosity are producing oil. One well in the Olmos formation and one in the Austin Chalk await completion, while a re-entry to a shallow offshore well is expected to be plugged and abandoned. Four of the Georgetown wells were drilled with funds from our partner in this project. We have reviewed our remaining 2009 capital expenditures budget ("CAPEX") and drilling program. We plan to operate within expected cash flow and utilize funds from our DIP Facility, while focusing on retaining leases and earning additional interests through drilling.

Due to the number of promising prospects on our Maverick Basin acreage, as well as high oil and natural gas prices, drilling activity remained high during the last several years through September of 2008. For further discussion of this activity and the related plays, see "Principal Areas of Activity" and "Drilling Activity" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008. However, the significant decline in commodity prices during fourth-quarter 2008 resulted in reduced activity for that period, and into 2009. Recognition of additional reserves on newly drilled wells requires a period of sustained production, causing a delay between the expenditures and the recording of reserves. The low commodity prices at year-end 2008, and early 2009, caused some oil and natural gas deposits to become less than economic and, therefore, not recognized as proved reserves under the applicable rules at this time. Additionally, TXCO has lost a portion of the acreage under certain leases due to inactivity, resulting in the loss of proved undeveloped reserves related to those leases. Negotiations are currently underway to renew certain of these leases. Through October 31, 2009, these negotiations have not yielded lease renewals.

Recent Events

Purchase and Sale Agreement.  On November 6, 2009, the Company and its subsidiaries TXCO Energy Corp., a Texas corporation, Texas Tar Sands, Inc., a Texas corporation, Output Acquisition Corp., a Texas corporation, OPEX Energy, LLC., a Texas limited liability company, Charro Energy, Inc., a Texas corporation, TXCO Drilling Corp., a Texas corporation, Eagle Pass Well Service, L.L.C., a Texas limited liability company, PPL Operating, Inc., a Texas corporation, Maverick Gas Marketing, Ltd., a Texas limited partnership, and Maverick Dimmit Pipeline, Ltd., a Texas limited partnership (collectively, the "Debtors"), entered into a definitive Purchase and Sale Agreement (the "Agreement") to sell a substantial portion of the Debtor's assets to Newfield Exploration Company ("Newfield") for total consideration of $223 million in cash, subject to customary purchase price adjustments for, among other things, title and environmental defects in excess of specified thresholds that the Debtors are unable to cure prior to the closing date.  The sale is expected to close before February 28, 2010, but the economic effective date of the sale will be January 1, 2010.

Under the terms of the Agreement, certain assets are excluded from the assets being purchased by Newfield and will be retained by the Debtors, including, among others, Debtor's drilling rigs, offshore properties, Oklahoma properties, non-operated properties within the Williston Basin, non-operated properties in south Texas outside of Maverick, LaSalle, Zavala and Dimmit Counties, and its interests in the "Dexter Waterflood Unit", the "Forrest WM B1U" and the "Vinton Dome."

The consummation of the sale of assets to Newfield contemplated by the Agreement is subject to the entry of a final order of the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") authorizing the sale.  The Debtors intend to file a proposed plan of reorganization incorporating the terms of the Agreement with the Bankruptcy Court. For additional details on the Bankruptcy Cases see "--Chapter 11 Bankruptcy" below.  The Company currently does not expect that holders of our equity securities will receive any cash or other property in respect of such securities, and it is likely that such securities will be cancelled under the plan of reorganization.  Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any Company equity securities.

The Agreement contains customary representations, warranties, covenants, and indemnities of the Debtors and Newfield.  In addition to having to obtain the Bankruptcy Court's approval, the completion of the sale of assets to Newfield is subject to various customary conditions, including, among others, (i) subject to certain materiality qualifications, the accuracy of the representations and warranties made by Newfield and the Debtors, respectively, and compliance by Newfield and the Debtors with their respective obligations under the Agreement, (ii) the absence of any pending lawsuit, action, or other proceeding seeking to restrain or prohibit the consummation of the sale transaction, and (iii) the aggregate sum of uncured title and environmental defects not exceeding 10% of the unadjusted purchase price.

Prior to the Bankruptcy Court's approval of an order approving the bid protection measures and no-shop covenants contained in the Agreement, the Debtor is free to take action to solicit and encourage any alternative acquisition proposal or proposal for an alternative plan of reorganization.  However, following the Bankruptcy Court's approval of an order approving the bid protection measures and no-shop covenants contained in the Agreement, the Debtors have agreed not to solicit proposals relating to alternative acquisition transactions, provided, however, that the Debtors may still (i) respond to inquiries and provide access to information to persons that the Debtors determine may submit a superior proposal, and (ii) engage in negotiations or discussions with any person who makes an unsolicited acquisition proposal that is, or is reasonably likely to be, a superior proposal if the Debtors determine that such negotiations or discussions are necessary in order to comply with applicable law.  The deadline for any person to submit an alternative acquisition proposal is 5:00 p.m. central time on January 6, 2010.  The Debtors are required to provide Newfield with notice by no later than January 13, 2010, if the Debtors intend to pursue a superior proposal or alternative plan of reorganization.  Additionally, if the Debtors elect to pursue a superior proposal or alternative plan of reorganization that is not ultimately consummated, the Debtors have agreed to offer Newfield a back-up bid option following the failure of the superior proposal or alternative plan of reorganization giving Newfield the right to consummate the purchase of assets on substantially the same terms and conditions contemplated by the Agreement.

The Agreement also contains certain termination rights for each of Newfield and the Debtors, including, among others, the right of either party to terminate the Agreement if uncured title and environmental defects exceed 10% of the unadjusted purchase price or if the Bankruptcy Court approves a superior proposal or alternative plan of reorganization, and Newfield's right to terminate (i) after November 18, 2009, if the Bankruptcy Court has not approved an order approving the bid protection measures and no-shop covenants contained in the Agreement, (ii) on or after January 14, 2010, if the Debtors have not notified Newfield that it does not intend to pursue a superior proposal or alternative plan of reorganization, (iii) if the Bankruptcy Court has not entered an order on or before January 31, 2010 authorizing the sale of the assets to Newfield, and (iv) if an order of the Bankruptcy Court authorizing the sale of the assets to Newfield is not final by February 15, 2010.  In addition, the Agreement will be deemed terminated upon the consummation of any superior proposal or alternative plan of reorganization.

The Agreement also provides that a superior proposal or alternative plan of reorganization is consummated, the Debtors may be required, under certain circumstances, to pay Newfield a termination fee equal to 3% of the unadjusted purchase price plus reimbursement of expenses not to exceed $500,000.

Chapter 11 Bankruptcy

During 2008, the Company engaged in its largest capital expenditure program in its history. Our costs incurred in the development and purchase of oil and natural gas properties increased beyond planned 2008 levels to $182 million. The expansion in the capital program was due to escalating capital costs caused by tight service availability during the extremely active industry period in mid-2008 and, specifically, cost overruns on certain significant wells that encountered severe problems in the drilling process and exceeded their original budget. The capital cost escalations throughout 2008 were followed by an unprecedented commodity price collapse. As a result of the time lag between incurring drilling costs and the resulting increase in revenues from new production, and deteriorating economic conditions, we experienced severe cash flow constraints. Faced with these constraints, on May 17, 2009 (the "Petition Date"), the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Company's Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-51807 through Case No. 09-51817 (collectively, the "Bankruptcy Cases"). The petitions were filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

As a result of the Bankruptcy Filing, the Debtors are periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, monthly operating reports and other financial information. Such materials are prepared according to requirements of federal bankruptcy law and may in some cases present information on an unconsolidated basis. While they accurately provide then-current information required under federal bankruptcy law, such materials contain information that may be unconsolidated and are generally unaudited and prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format of such materials do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's or other Debtors' stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

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

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause up to 18 months and 20 months, respectively, after the Petition Date. Those deadlines have been extended to November 12, 2009 and December 14, 2009. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. The Company's Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

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

Debtors have filed their Statements of Financial Affairs and Schedules of Assets and Liabilities and the Section 341 meeting of Creditors has taken place. The Bankruptcy Court established a deadline for the filing of proofs of claim under the Bankruptcy Code, which was September 22, 2009, requiring the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

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

At September 30, 2009, we had a working capital deficiency of $311.7 million, including liabilities subject to compromise. We had $66.1 million in pre-petition trade payables at September 30, 2009, all of which is 150 days or more past due. Pre-petition trade payables will be addressed in a Plan of Reorganization for the Company. Our inability to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity resulted in liens filed against our properties and withdrawal of trade credit by certain vendors, which in turn limits our ability to conduct operations on properties. While we examined alternatives to improve our liquidity and cash resources, our inability to improve our liquidity and cash resources has caused us to experience continued material adverse business consequences and resulted in the bankruptcy filing.

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

Market Conditions: Beginning in October 2008, oil and natural gas prices declined significantly, and they remain volatile. The decline in commodity prices resulted in significantly reduced revenues, net income and cash flows for fourth-quarter 2008 and early 2009. While crude oil prices have rebounded somewhat, natural gas prices remain significantly depressed. As a result, our financial condition, operating results and cash flows, as well as access to debt and equity capital, has been materially adversely affected. Additionally, perceptions by oil and natural gas companies that oil and natural gas prices will be lower long-term has similarly reduced or deferred major expenditures, which has impacted our ability to attract partners for certain of our activities. Difficult conditions in the global capital markets and the economy generally have materially adversely affected our business and results of operations, and we do not expect these conditions to improve significantly in the near future.

Impairment of Oil and Natural Gas Properties:  We review our oil and natural gas properties for impairment at least annually, and whenever events and circumstances indicate a decline in the recoverability of their carrying value. For proved properties, we estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amounts are recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Unproven properties are subject to possible impairment if there is not a plan to develop the pool of assets in the next 12-month period. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require us to record an impairment of the recorded book values associated with oil and natural gas properties. For the nine-months ended September 30, 2009, we recognized impairments of $89.0 million, compared to $1.1 million in the comparable period of 2008. The increase in impairment is due to the significant decrease in commodity prices from the comparative prior period, combined with our inability to fund our capital expenditures (causing us to reevaluate our various drilling projects), and the loss of proved undeveloped reserves on those portions of leases that expired due to lack of drilling activity. Of the $89.0 million, $50.8 million relates to wells in progress that we may be unable to complete due to our liquidity issues. There can be no assurance that additional impairments will not be recognized either in the next quarter or future quarters, which will require us to further evaluate our oil and natural gas properties.

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

During second-quarter 2009, we:
•
reduced our staff by 28 employees, more than 30% of our workforce -- including Roberto Thomae, Vice President Capital Markets, P. Mark Stark the Chief Financial Officer, James J. Bookout the Chief Operating Officer, and nine consultants;

•	filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code;
•	obtained DIP financing; and
•	obtained Bankruptcy Court authority to pay certain obligations, including royalty obligations (which royalty payment authority is currently subject to pending appeals).

During third-quarter 2009, we:
•	obtained Bankruptcy Court approval of our severance and retention plan;
•	rejected the agreement with Goldman, Sachs & Co., to serve as financial advisors and investment bankers;
•
obtained Bankruptcy Court approval of the retention of Global Hunter Securities LLC as financial advisor and investment banker to assist in evaluating and exploring options that may be available to us; and

•
obtained extension of the exclusive periods to file a plan of reorganization and obtain acceptances thereof to November 12, 2009 and December 14, 2009, and corresponding maturity of the DIP Financing to February 15, 2010.

Throughout these periods, our management met with various parties to discuss potential joint ventures and/or asset sales. We expect that during the bankruptcy proceedings, all options will continue to be under consideration, including the potential sale of leasehold interests or other assets or sale of the Company.

Liquidity and Capital Resources

General

Liquidity is a measure of ability to access cash. We primarily need cash to preserve and renew oil and natural gas leases, pay contractual obligations, pay priority administrative expenses of bankruptcy and fund working capital. During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will be cash flows from operations and borrowings under our DIP Facility, described in the following section. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs. We cannot assure you that the amounts of cash available from operations, together with our DIP Facility, will be sufficient to fund our operations, including operations during the period until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court. At September 30, 2009, we had a working capital deficiency of $311.7 million, including liabilities subject to compromise. We had $66.1 million in pre-petition trade payables at September 30, 2009, all of which was 150 days or more past due. These pre-petition trade payables will be addressed through the bankruptcy process. Our inability to reach accommodations with our vendors regarding the timing of payment in light of our limited liquidity resulted in liens filed against our properties and withdrawal of trade credit by certain vendors, which in turn limits our ability to conduct operations on properties.

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

The DIP Loans, plus interest accrued and unpaid thereon, will be due and payable in full at maturity (the "Final Maturity Date") which is the earliest to occur of: (i) February 15, 2010; (ii) the date of the substantial consummation of a plan of reorganization in the Chapter 11 Cases that has been confirmed by an order of the Bankruptcy Court; and (iii) such earlier date on which all of the obligations under the DIP Facility become due and payable in accordance with the terms of the DIP Credit Agreement and any other documents executed in connection with the DIP Credit Agreement.

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

At September 30, 2009, borrowings under the DIP Facility totaled $17.9 million at an average interest rate of 10.49% per annum. At October 31, 2009, total borrowings had increased to $22.8 million with an average interest rate of 11.03%.

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

As disclosed in the Company's Form 8-K filed with the SEC on February 27, 2009, we are in violation of the current ratio covenant under these agreements. As a result of that violation all outstanding balances under these agreements were classified as current liabilities on the Consolidated Balance Sheet as of December 31, 2008. They are included in Liabilities Subject to Compromise at September 30, 2009.  Additionally, as disclosed in our Form 8-K filed with the SEC on April 22, 2009, we received Notice of Acceleration documents from the lenders, on the Senior Credit Agreement and the Term Loan Agreement, which demand immediate payment of the entire amounts due under these facilities and terminate their commitments to make additional revolving credit loans under the agreements. For details on the impact of the Bankruptcy Filing, see Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code". TXCO also received a Notice of Acceleration from Western National Bank demanding immediate payment of the outstanding balance and accrued interest.

The terms of these facilities were impacted by the defaults and the bankruptcy proceedings. Currently, TXCO is paying interest at the default rate of 6.00% per annum on the $50.0 million owed under the Senior Credit Agreement, and at the contract rate of 5.00% on the $414,000 owed under the drilling rig financing.  Per the Bankruptcy Court orders, we are not currently paying interest on the $100.0 million owed under the Term Loan Agreement. The amount of additional interest that would have been accrued at contract rates if not for the bankruptcy proceedings is also disclosed in Note 2 to our consolidated financial statements.

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

In February 2009, it was determined that TXCO had violated the current ratio covenant under its bank credit facilities. As a result of this covenant violation, holders of the convertible preferred stock have the right to request that we redeem their shares; however, our obligation to redeem is suspended until the earlier of October 31, 2012 or satisfaction in full of all of our obligations under the bank credit facilities. As a result of this right, though repayment is specifically suspended until the senior debt is paid, the stated value of the outstanding convertible preferred stock has been reclassified to current liabilities in the Consolidated Balance Sheets for December 31, 2008, and September 30, 2009. Shares related to the January conversion of convertible preferred stock, described above, were not reclassified in the December 31, 2008 Consolidated Balance Sheet since they were retired in January 2009 without the use of current assets. Under the terms of the Certificates of Designations, the Company is obligated to pay interest at a rate of 1.5% per month (18% per annum) in respect of each preferred share for which redemption has been demanded until paid in full.

As the shares now qualify as "mandatorily redeemable," the related dividends were included in "Interest expense" on the Consolidated Statement of Operations for January 1, 2009 through the bankruptcy filing on May 17, 2009, except for the dividends paid in conjunction with the conversion of certain shares as described above. An additional result was the necessity to record the full redemption premium as a liability. The recognition of the redemption premium resulted in a non-cash charge of $27.6 million to expense for the first quarter of 2009, and is included in the "Other Income (Expense)" section of our Consolidated Statement of Operations. During March 2009, we received redemption demands from holders of the majority of our Series D and Series E Preferred Stock.

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

All of our risk management instruments were considered derivatives and accounted for in accordance with SFAS 133 (now ASC topic 815). When used, these derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may or may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. The change in fair value for the effective portion of contracts designated as cash flow hedges is recognized as Other Comprehensive Income (Loss) as a component in the Stockholders' Equity section of the Consolidated Balance Sheets, and is reclassified to income as the hedged transactions occur unless the forecasted transactions become less than probable. The hedges are highly effective, and therefore, no hedge ineffectiveness has been recorded.

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

Sources and Uses of Cash: At December 31, 2008, our cash reserves were $12.2 million. During the first nine months of 2009, cash provided by operating activities was approximately $158,000. We received approximately $8.9 million from the termination of our commodity cash flow hedges, $5.9 million from the sale of assets, and borrowed $20.9 million under bank credit facilities, resulting in total cash available of $48.1 million for use in meeting our ongoing operational and development needs.

Principal payments of $6.6 million were made on bank credit facilities during the first nine months of 2009. Interest payments on debt were $4.5 million. There were no federal income taxes paid during 2009. We used $30.0 million to fund the ongoing development of our oil and natural gas producing properties, $0.1 million for the purchase of other equipment, and $3.2 million for the termination of our interest rate swap.

We ended the first nine months of 2009 with a working capital deficit of $311.7 million, including liabilities subject to compromise. This compares to a working capital deficit of $256.9 million at December 31, 2008, including $153.0 million reclassified from long-term debt and $66.9 million reclassified from preferred stock. At September 30, 2009, our current ratio was 0.10 to 1, including liabilities subject to compromise, compared to 0.15 to 1 at year-end 2008.

Net cash provided by operating activities ("operating cash flow") for the first nine months of 2009 was approximately $158,000, compared to net cash provided by operating activities of $63.1 million in the same period of 2008. Operating cash flow is comprised of three main items: net income or loss, adjustments to reconcile net income or loss to net cash provided by operating activities ("CF Adjustments"), and changes in operating assets and liabilities. For the nine months ended September 30, 2009, we recorded a net loss of $147.5 million, as compared to a net income of $21.4 million in the comparable prior year period. CF Adjustments (primarily non-cash items such as depreciation, depletion, amortization, impairment, share-based compensation and deferred taxes) were $146.5 million for the year-to-date period of 2009, as compared to $51.5 million in the same period of 2008. The increase CF Adjustments from the prior year period reflects higher impairment accruals (up $87.9 million) and the accrual of the $27.6 million redemption premium on the convertible preferred stock due to its becoming mandatorily redeemable as a result of an event of default on the bank credit facilities. Changes in working capital were a net provision of $1.1 million in the nine-month period of 2009, compared to a net use of $9.8 million in the comparable prior year period.

Results of Operations

Comparing the nine-month period ended September 30, 2009 with the same period of 2008:

•	Oil and natural gas sales revenues decreased 63.9%;
•	Sales volumes were down 32.3% on a thousand cubic feet equivalent per day basis ("mcfed");
•
Average realized prices were down $63.65 to $48.30 per barrel of oil ("bo"), and $6.16 to  $4.07 per thousand cubic feet of natural gas ("mcf"), excluding the impact of hedges; or down $48.15 to $54.74 per bo, and $4.72 to $5.30 per mcf, including the impact of hedges;

•	Lease operating expenses increased by 1.0%;
•	Impairment expense increased by $87.9 million;
•	Interest expense increased by 54.6%;
•	A $27.6 million non-cash expense was accrued for the redemption premium on preferred stock;
•	Depreciation, depletion and amortization increased by 14.0%;
•	Preferred dividends declined by 68.0%; and
•	We incurred $6.9 million of expenses in connection with the bankruptcy filing.

These factors, which are discussed further below, resulted in net loss to common stockholders of $148.7 million for the nine-month period ended September 30, 2009.

Operational Data	Three Months			Nine Months
for the periods ending September 30	2009	2008	% Change	2009	2008	% Change
Oil sales volumes (mbbls)	142	293	-51.4	584	848	-31.1
Natural gas sales volumes (mmcf)	450	705	-36.2	1,403	2,184	-35.8
Combined sales volumes (mboe)	217	410	-47.1	818	1,212	-32.5
Combined sales volumes (mmcfe)	1,304	2,462	-47.1	4,906	7,272	-32.5
Oil average realized sales price bbl, excluding hedging impact of	$65.00 +7.25	$112.92 -9.86	-42.4	$48.30 +6.44	$111.95 -9.06	-56.9
Natural gas average realized sales price per mcf, excluding hedging impact of	$3.79 +1.23	$10.37 -0.36	-63.5%	$4.07 +1.23	$10.23 -0.21	-60.2
Oil - average daily sales (bopd)	1,547	3,183	-51.4	2,139	3,095	-30.9
Natural gas - average daily sales (mcfd)	4,893	7,668	-36.2	5,138	7,970	-35.5
Combined average daily sales (mboed)	2,362	4,461	-47.1	2,995	4,424	-32.3
Combined average daily sales (mmcfed)	14,174	26,766	-47.1	17,972	26,542	-32.3

The following table highlights the change for 2009 from the comparable period in 2008:

Selected Income Statement Items	Three Months		Nine Months
for the periods ending September 30	$ thousands	%	$ thousands	%
Oil and natural gas revenues	-24,701	-66.3	-69,746	-63.9
Lease operations	-827	-16.7	+141	+1.1
Impairment expense	31,829	+6,562.7	+87,926	+7,857.6
Depreciation, depletion & amortization	-1,193	-9.3	+5,462	+14.0
Operating income / loss	-53,347	n/m	-158,871	n/m
Net income / loss	-53,268	n/m	-168,871	n/m
Loss to common stockholders	-51,848	n/m	-166,270	n/m
n/m - % change not meaningful due to a move from income to loss for the period

Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008:

Revenues

The 66.3% decrease in oil and natural gas revenue is primarily due to lower volumes for crude oil and natural gas sales, as well as lower average realized prices for both commodities. Sales volumes decreased 47.0% on a mcfed basis. Natural gas sales volumes were down 36.2% due to a combination of factors, including reductions in volumes on non-operated properties, the sale of 15 non-core properties with 1.3 mmcfed of production in August 2008 and normal maturing natural gas well decline curves, partially offset by sales from natural gas wells put on production since September 30, 2008. Oil sales volumes decreased 51.4% primarily due to reductions in oil volumes on non-operated properties, partially offset by sales from oil wells put on production since September 30, 2008. Excluding the impact of hedging, average realized sales prices for natural gas were down 63.5%, while those for crude oil were down 42.4%. Derivative gains on hedges increased revenues by $1.6 million for the period, compared with losses of $3.1 million for the prior-year period.

Lease Operations ("LOE")

The 16.7% decrease reflects reduced workover activities in the field due to cash restraints, and reduced costs on properties for which we assumed operation, as well as those properties that were sold during third-quarter 2008, partially offset by costs related to 21.7 net oil wells and 2.1 net natural gas wells placed on production since September 30, 2008.

Exploration Expenses

The 239.4% increase primarily reflects minimum royalty payments and seismic expenses on certain leased properties.

Impairment

The $31.8 million increase in impairment expense reflects significantly increased impairment recognized due to current and forecasted low product prices and potential losses of a portion of the acreage under certain leases. A charge of $31.3 million was taken in the current period related to wells in progress that we may be unable to complete due to our liquidity issues.

Depreciation, Depletion and Amortization ("DD&A")

The 9.3% decrease is a result of a smaller cost pool being depleted (due to impairments recorded since September 30, 2008) and lower sales volumes, partially offset by higher depletion rates (as a result of lower reserve balances) and costs related to new wells placed on production over the last year.

General and Administrative ("G&A")

G&A expense was down 16.0% primarily due to lower salaries and benefits as a result of the reduction in force in May 2009. However, as a percentage of revenue it increased to 19.4% from 7.0% last year, due to sharply lower revenues this year. During second quarter 2009, G&A as a percentage of revenue was 20.2%. Note that costs related to the bankruptcy proceedings are included in Reorganization Items.

Interest Expense

The 11.3% decrease was due to the suspension of interest on our term loan agreement while we are in reorganization. Note that while in bankruptcy only interest expense that is likely to be paid is accrued.  If all interest had been accrued at contractual rates, we would have recorded an additional $4.2 million of interest expense related to our term loan agreement and dividends on preferred stock.

Reorganization Items

In accordance with ASC 852-10 "Financial Reporting During Reorganization Process," transactions and events that are directly associated with the reorganization must be distinguished from those related to the ongoing operations of the business. We incurred approximately $4.3 million in such costs during third-quarter 2009.  No comparable costs were incurred in the prior year period.

Income Tax Expense

Our effective tax rate was an expense of 0.4%, as the result of valuation allowances recorded due to the expectation that we will be unable to utilize all of our net operating loss carryforwards. The rate in the prior year period was a benefit of 34.3%.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008:

Revenues

The 63.9% decrease in oil and natural gas revenue is primarily due to lower average realized prices for crude oil and natural gas, as well as lower volumes for both commodities. Sales volumes decreased 32.5% on a mcfed basis. Natural gas sales volumes were down 35.8% primarily due to a combination of factors, including reductions in volumes on non-operated properties, the sale of 15 non-core properties with 1.3 mmcfed of production during third-quarter 2008, and normal maturing natural gas well decline curves. Oil sales volumes decreased 31.1% primarily due to fewer new Glen Rose Porosity wells being put on production, reductions in oil volumes on non-operated properties and normal declines on maturing oil wells, partially offset by Georgetown, Eagle Ford and San Miguel wells put on production since September 30, 2008. Excluding the impact of hedging, average realized sales prices for natural gas were down 60.2%, while those for crude oil were down 56.9%. Derivative gains on hedges increased revenues by $5.5 million for the period, compared with losses of $8.1 million for the prior-year period.

Lease Operations ("LOE")

The 1.0% increase reflects costs related to 21.7 net oil wells and 2.1 net natural gas wells placed on production since September 30, 2008, partially offset by reduced costs on properties for which we assumed operation and those properties that were sold during third-quarter 2008.

Exploration Expenses

The 99.7% increase primarily reflects delay rental payments and seismic expenses on certain leased properties.

Impairment

The $87.9 million increase in impairment expense reflects significantly increased impairment recognized due to current and forecasted lower product prices and potential losses of a portion of the acreage under certain leases. A charge of $50.8 million was taken in the current period related to wells in progress that we may be unable to complete due to our liquidity issues.

Depreciation, Depletion and Amortization ("DD&A")

The 14.0% increase is due to higher depletion rates (as a result of lower reserve balances) and costs related to new wells placed on production over the last year, partially offset by lower sales levels and a smaller cost pool being depleted (due to impairments recorded since September 30, 2008).

General and Administrative ("G&A")

G&A expense was down 21.1% due to lower salary related costs, as a result of the reduction in force in May 2009, and the absence of legal costs accrued in the prior year quarter for a proxy contest. However, as a percentage of revenue it increased to 20.8% from 8.8% last year, primarily due to sharply lower commodity revenues this year. Note that costs related to the bankruptcy proceedings are included in Reorganization Items.

Interest Expense

The 54.6% increase was due to higher average outstanding balances on our bank credit facilities and the application of default interest rates prior to entering bankruptcy. Note that while in bankruptcy only interest expense that is likely to be paid is accrued.  If all interest had been accrued at contractual rates, we would have recorded an additional $6.8 million of interest expense related to certain pre-petition debt and dividends on preferred stock.

Accretion of Premium on Redeemable Preferred Stock

The $27.6 million recorded in first-quarter 2009 reflects a non-cash expense reflecting the redemption premium on our convertible preferred stock, which became mandatorily redeemable as the result of an event of default on our bank credit facilities.

Reorganization Items

In accordance with ASC 852-10 "Financial Reporting During Reorganization Process," transactions and events that are directly associated with the reorganization must be distinguished from those related to the ongoing operations of the business. We incurred approximately $6.9 million in such costs during second- and third-quarter 2009.  No comparable costs were incurred in the prior year period.

Income Tax Expense

Our effective tax rate was a benefit of 11.1%, which is lower than the statutory rate as the result of the expectation that we will be unable to utilize all of our net operating loss carryforwards. The rate in the prior year period was 28.3% due to the tax benefit received on the exercise of stock options during first quarter 2008.

Subsequent Events

For a discussion of subsequent events, see "Recent Events -- Purchase and Sale Agreement" above.

Drilling Activities

Due to liquidity restraints, we have severely limited our drilling activity thus far in 2009, focusing primarily on the Georgetown and Eagle Ford formations and wells to retain leases. We drilled or participated in drilling 14 wells in the first nine months of 2009, 12 of which were in the Maverick Basin. Included in the 14 wells were five re-entries. Our costs on three of the 2009 wells were carried by our partner in the Georgetown project. By comparison, we participated in 86 wells during the first nine months of 2008.

In October 2009, our partners spudded two new Georgetown wells. At October 31, 2009, of the 16 total wells that we participated in this year, nine were on production, four were in completion and two continued drilling, while one is expected to be plugged and abandoned by our operating partner. Additionally, four wells that were in progress at year-end 2008 were placed on production in 2009.

The following table shows net daily sales for the periods presented:

	Quarter Ended			% Change from
Average net daily sales volumes :	September 30, 2009	June 30, 2009	September 30, 2008	2nd Qtr 2009	3rd Qtr 2008
Overall:
Oil, bopd	1,547	2,019	3,183	-23.4	-51.4
Natural gas, mcfd	4,893	4,783	7,668	+2.3	-36.2
Oil equivalent, boed	2,362	2,816	4,461	-16.1	-47.1
Primary formations or fields:
Georgetown, boed	207	286	241	-27.6	-14.1
Eagle Ford, boed	68	62	10	+9.7	+580.0
Pearsall, boed	75	71	51	+5.6	+47.1
Glen Rose, boed	1,021	1,487	2,658	-31.3	-61.6
San Miguel, boed	220	274	179	-19.7	+22.9
Fort Trinidad, boed	206	187	283	+10.2	-27.2

Natural gas sales volumes decreased from third-quarter 2008 due to the sale of 15 non-core properties, with approximately 1.3 mmcfed of net production, in third-quarter 2008 and normal declines on maturing oil and natural gas wells. These declines were partially offset by volumes from 2.1 net new natural gas wells put on production since September 30, 2008.

Crude oil sales volumes decreased from third-quarter 2008 primarily due to fewer new Glen Rose Porosity wells being put on production, production declines on non-operated properties and normal declines on maturing oil wells, partially offset by to 21.7 net new oil wells placed on production since September 30, 2008.

There were two rigs in operation to facilitate drilling or re-entry of wells, primarily to hold leases, on our Maverick Basin acreage. TXCO owns two drilling rigs, which are currently stacked.

Georgetown -- We drilled or re-entered four Georgetown wells in the first nine months of 2009.  One of these wells is producing natural gas and three are producing oil. We participated in 10 Georgetown wells in the comparable prior year period.

Other -- We also participated in four new wells targeting the Eagle Ford formation, two new wells targeting the Glen Rose Porosity formation, one vertical well targeting the Olmos formation, and one re-entry to a shallow offshore well and one re-entry of an Austin Chalk well, during the first nine months of 2009. The offshore re-entry produced natural gas during testing, but is now expected to be plugged and abandoned by our operating partner. Two Glen Rose Porosity wells are producing oil at October 31, 2009. The four Eagle Ford wells are waiting on hookup to the pipeline for natural gas sales, while the Olmos and Austin Chalk wells await completion at October 31, 2009. Two additional Georgetown wells were spud during October, which continue drilling at October 31, 2009.

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

At year-end 2008 we had 7.6 million barrels of proved oil reserves and 36.0 billion cubic feet ("bcf") of proved natural gas reserves. For further information see "Item 2. Properties" in our Annual Report on Form 10-K for the year ended December 31, 2008. Our current internal estimates of proved oil reserves at September 30, 2009, included approximately 9.3 million barrels of proved oil reserves and 33.3 bcf of proved natural gas reserves. The reserve estimates have increased primarily as a result of higher prevailing commodity prices at September 30, 2009, relative to those at December 31, 2008. Note that the SEC rules used for these estimates are changing effective December 31, 2009. The new rules will use a twelve-month average price for computing reserve estimates, in contrast to the ending price used under the currently applicable rules. Current indications are that the twelve-month average commodity prices for the period ending December 31, 2009 are likely to be lower than the prices on September 30, 2009, which would result in a lower proved reserve estimate.

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

Interest Rate Risk: We are exposed to market risk through interest rates related to our credit facility borrowing. Our credit facilities borrowings are based on the LIBOR or prime rate plus an applicable margin and are used to assist in meeting our working capital needs. As of September 30, 2009, we had $150.4 million in total borrowings under our pre-petition credit facilities at a weighted average interest rate of 6.50% per annum, and $17.9 million in borrowings under our DIP Facility at an interest rate of 10.49% per annum. However while we are in bankruptcy proceedings we are only paying interest on a total of $68.3 million of these borrowings.  An annualized 100-basis point fluctuation in the interest rate charged on the full $168.3 million balance would have approximately $1.7 million impact on our annual net income, before taxes.

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

Based on their evaluation as of September 30, 2009, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods as specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive and principal financial officers, as applicable, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In May 2009, there was a reduction in force, which terminated one-third of our accounting staff and our Chief Financial Officer as well as 22 other employees. As a result of these terminations, numerous control activities were transferred to other individuals on staff where they continue to be performed.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, on May 17, 2009, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas (Case Numbers 09-51807 through 09-51817). The Company is operating its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362 of the Bankruptcy Code. The Bankruptcy Case is discussed in greater detail in Note 2 to the accompanying condensed consolidated financial statements.

We were not involved in any other potentially material matters of litigation that were not disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as of November 6, 2009.

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

We may be unable to comply with the terms and conditions of our DIP Facility or secure additional financing.

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

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We had net operating loss carryforwards of approximately $203 million as of September 30, 2009. Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an "ownership change" for purposes of Section 382 of the Code during or as a result of the Bankruptcy Cases. The Company obtained Bankruptcy Court approval of an order which places limitations on the trading in our common stock including options to acquire common stock, as further specified in the order. However, we can provide no assurance that these limitations will prevent an "ownership change" or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of our reorganization.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

a)	Exhibit 10.1
Purchase and Sale Agreement dated November 6, 2009, by and among TXCO Resources Inc., TXCO Energy Corp., Texas Tar Sands, Inc., Output Acquisition Corp., OPEX Energy, LLC, Charro Energy, Inc., TXCO Drilling Corp., Eagle Pass Well Service, L.L.C., PPL Operating, Inc., Maverick Gas Marketing, Ltd., Maverick-Dimmit Pipeline, Ltd., and Newfield Exploration Company; incorporated herein by reference to the Company's Current Report on Form 8-K, filed November 9, 2009.

b)	Exhibit 31.1	Certification of Chief Executive Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

c)	Exhibit 31.2	Certification of Principal Financial Officer required pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934; filed herewith.

d)	Exhibit 32.1	Certification of Chief Executive Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

e)	Exhibit 32.2	Certification of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350 as required by the Sarbanes-Oxley Act of 2002; furnished herewith.

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

Date:           November 9, 2009